Form 10QSB
period 1996-03-31
POSITRON CORP
filed 1996-05-15
CIK 844985

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 31, 1996
                                         ------------------------------

                                       OR

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission File Number   0-24092

                              POSITRON CORPORATION
               (Exact Name of Small Business Issuer as Specified in Its Charter)

                           TEXAS                                                                 76-0083622
- ---------------------------------------------------------------                   -------------------------------------------
(State of Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

                  16350 Park Ten Place, Houston, Texas  77084
         --------------------------------------------------------------
          (Address of Principal Executive Office, Including Zip Code)

                                  713-492-7100
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         --------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                 Last Report)

         Check whether the issuer, (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No
    ------     ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
    ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of May 14, 1995:    3,637,320
                                      ---------------

================================================================================

                              POSITRON CORPORATION
                Form 10-QSB for the quarter ended March 31, 1996

                                     INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS AS OF DECEMBER 31, 1995                                   1
                    AND MARCH 31, 1996

                 STATEMENTS OF OPERATIONS FOR THE THREE                                   2
                    MONTHS ENDED MARCH 31, 1995 AND 1996

                 STATEMENTS OF CASH FLOWS FOR THE THREE                                   3
                    MONTHS ENDED MARCH 31, 1995 AND 1996

                 NOTES TO FINANCIAL STATEMENTS                                            4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR                                  6
                    PLAN OF OPERATION

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                        8

         ITEM 2. CHANGES IN SECURITIES                                                    8

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                          8

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF                                       8
                    SECURITY HOLDERS

         ITEM 5. OTHER INFORMATION                                                        8

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                         9
                 SIGNATURE                                                               10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              POSITRON CORPORATION
                                 Balance Sheets
                       (in thousands, except share data)

                                                                 December 31, 1995      March 31, 1996
                                                                 -----------------      --------------
                                                                                         (unaudited)
ASSETS:
- ------
Current Assets:
   Cash and cash equivalents                                        $       102          $       541
   Accounts receivable                                                    1,417                1,604
   Inventory                                                              2,666                2,396
   Prepaid expenses                                                         172                  156
   Other current assets                                                      58                   65
                                                                    -----------          -----------

         Total current assets                                             4,415                4,762

Plant and Equipment, net                                                  1,028                  947

Notes Receivable                                                            324                  324

Intangible Assets, net                                                      131                  125
                                                                    -----------          -----------

         Total assets                                               $     5,898          $     6,158
                                                                    ===========          ===========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
- -----------

Current Liabilities:
    Accounts payable, trade                                         $     1,755          $       856
    Accrued liabilities                                                   1,319                2,294
    Notes payable to affiliate                                            1,073                  663
    Unearned revenue                                                        457                  186
                                                                    -----------          -----------

         Total current liabilities                                        4,604                3,999
                                                                    -----------          -----------

Other Liabilities                                                            79                   77
                                                                    -----------          -----------

SHAREHOLDERS' EQUITY
    Common stock, $0.01 par, 15,000,000 shares
        authorized 3,637,320 issued and outstanding                          36                   36
    Preferred stock, Series A 8% Cumulative Convertible
         Redeemable, $1.00 par, 2,691,977 shares authorized,
         issued and outstanding                                              --                2,300
    Additional paid-in capital                                           39,309               39,953
    Accumulated deficit                                                 (38,130)             (40,207)
                                                                    -----------          -----------

         Total shareholders' equity                                       1,215                2,082
                                                                    -----------          -----------

         Total liabilities and shareholders' equity                 $     5,898          $     6,158
                                                                    ===========          ===========

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                        Three months ended March 31,
                                                                     -----------------------------------
                                                                         1995                  1996
                                                                     -----------           -------------
REVENUE:
- -------
    System sales                                                       $       --            $        650
    Fee per scan                                                               --                     139
    Service and components                                                    432                     416
                                                                       ----------            ------------
                                                                              432                   1,205
                                                                       ----------            ------------


Cost of system sales                                                           --                     316
Cost of fee per scan                                                           --                      48
Cost of service and components                                                170                     109
Provision for loss on system exchange                                          --                   1,000
                                                                       ----------            ------------
                                                                              170                     473
                                                                       ----------            ------------

Gross profit                                                                  262                     268
                                                                       ----------            ------------

OPERATING EXPENSE:
- -----------------
    Research and development                                                  623                     535
    Selling and marketing                                                     399                     241
    General and administrative                                                643                     996
                                                                       ----------            ------------

                                                                            1,665                   1,772
                                                                       ----------            ------------

Operating loss                                                             (1,403)                 (2,040)
                                                                       ----------            ------------

OTHER INCOME (EXPENSE):
- ----------------------
Interest and other income                                                      51                      77
Interest and other expense                                                     (3)                   (114)
                                                                       ----------            ------------

                                                                               48                     (37)
                                                                       ----------            ------------

Net  loss                                                              $   (1,355)           $     (2,077)
                                                                       ==========            =============

Net loss per share                                                     $     (.37)           $       (.57)
                                                                       ==========            ============

Weighted average shares used in computing
    net loss per share                                                  3,637,320              3,637,320
                                                                       ==========            ============


The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)



                                                                         Three months ended March 31,
                                                                      ------------------------------------
                                                                          1995                    1996
                                                                     --------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
    Net loss                                                            $     (1,355)            $    (2,077)
    Adjustments to reconcile net loss to net cash
         used by operating activities -
         Depreciation                                                             42                      92
         Amortization of intangible assets                                         6                       6
         Change in assets and liabilities -
                 (Increase) decrease in accounts receivable                    1,256                    (187)
                 (Increase) decrease in inventories                             (639)                    270
                 (Increase) decrease in prepaid expenses                         (99)                     16
                 Increase in other current assets                                 --                      (7)
                 Decrease in other assets                                          1                      --
                 Decrease in accounts payable, trade                            (165)                   (899)
                 Increase (decrease) in accrued liabilities                     (272)                    975
                 (Decrease) in notes payable to affiliate                         --                    (410)
                 Decrease in accrued research grants                            (375)                     --
                 Decrease in unearned revenue                                    (77)                   (271)
                 Decrease in other liabilities                                    (2)                     (2)
                                                                  -------------------      ------------------

                          Net cash used by operating activities               (1,679)                 (2,494)
                                                                     ----------------          --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------
    Capital expenditures                                                         (28)                    (11)
                                                                   ------------------        ----------------

                          Net cash provided by investing activities              (28)                    (11)
                                                                    -----------------        ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------

Proceeds from issuance of preferred stock                                         --                   2,800
Conversion of notes payable to affiliates to preferred stock                      --                     650
Offering costs                                                                    --                    (506)
                                                                    -----------------         ---------------

Net cash used by financing activities                                             --                   2,944

Net (decrease) increase in cash and cash equivalents                          (1,707)                    439

Cash and cash equivalents at the beginning of the period                       3,550                     102
                                                                      ---------------        ----------------

Cash and cash equivalents at the end of the period                    $        1,843          $          541
                                                                      ===============         ===============



The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation:

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1995, as reported in the Form 10-KSB, have been omitted.

2.       Private Placement of Preferred Stock:

         In February and March 1996, the Company issued 2,691,977 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock, $1.00 par value and Redeemable Common Stock Purchase Warrants to purchase 1,346,023 shares of the Company's common stock. The net proceeds of the private placement were approximately $2,466,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock and has a liquidation preference of $1.33 per share.

         As part of the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, Ltd. converted $650,000 of the amount payable to it into 433,329 shares of Redeemable Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

3.       Boston Financial & Equity Corporation Loan:

         On February 7, 1996, the Company entered into a lending facility with a financial institution pursuant to which the Company may borrow up to 80% of its outstanding qualified accounts receivable (the "Loan"). The maximum amount available under the Loan is $1,000,000 and the Loan is collateralized by liens and security interest encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. As of February 7, 1996, the available borrowing capacity under the Loan was approximately $150,000 and $150,000 was outstanding. The Loan bears interests at 13.8% per year and matures on February 7, 1997. It is anticipated that the proceeds of the Loan will be used for general corporate purposes. In connection with the Loan, the Company granted warrants to the financial institution to purchase 45,000 shares of Common Stock, at an exercise price of $2.00 per share. The warrants are exercisable through February 7, 2001. The warrants contain standard anti-dilution provisions and registration rights with respect to the shares of Common Stock issuable upon the exercise thereof.

4.       Provision For Loss on System Exchange:

         The Company has been notified by the customer who purchased the initial production model HZL series scanner that the scanner is not performing up to certain contracted specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company.

         The Company has agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specifications. If necessary, the Company anticipates that the defective scanner will be replaced by October 1996. If the replacement scanner does not meet the contracted specifications, the customer could, among other things return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, request a discount (partial refund) from the contracted purchase price.

         In anticipation of the losses to be realized in correcting these problems the Company has increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

5.       Reclassifications:

         In order to more properly reflect its service operations, the Company now records certain service administrative overhead as "general and administrative expense" rather than "cost of service and components". Accordingly, $100,000 has been reclassed in the financial statements for the quarter ended March 31, 1995, from cost of service and components to general and administrative expense.

                              POSITRON CORPORATION

               (Form 10-QSB for the quarter ended March 31, 1996)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Comparison of the Results of Operations for the three months ended March 31, 1994 and 1995.

         Total revenue increased $773,000 or 179% from $432,000 for the quarter ended March 31, 1995, to $1,205,000 for the quarter ended March 31, 1996.

         Revenue from system sales was $650,000 for the first quarter of 1996 compared to $0 in the first quarter of 1995.

         In the third quarter of 1995, Positron shipped its first system under a fee per scan contract. Under the terms of that contract, Positron retains ownership to the Posicam(TM) system and recognizes revenue based on the number of patients scanned on a monthly basis. Included in the 1996 quarter is $139,000 of fee per scan revenue. There was no fee per scan revenue in the first quarter of 1995.

         Service revenue decreased $16,000 or 4% from $432,00 for the quarter ended March 31, 1995, to $416,000 for the first quarter of 1996. The decrease is attributable to one service contract which expired in the first quarter of 1995 and was not renewed for an extended period of time.

         In order to more properly reflect its service operations, the Company now records certain service administrative overhead as "general and administrative expense" rather than "cost of service and components". Accordingly, $100,000 has been reclassed in the financial statements for the quarter ended March 31, 1995, from cost of service and components to general and administrative expense.

         Gross profit (loss) for the first quarter of 1996 was $(268,000) compared to $262,000 for the first quarter of 1995, a decrease of $530,000.
The increase is due principally to the sale of the previously mentioned system and fee per scan contract in the 1996 quarter being offset by the provision for loss on the anticipated exchange of a scanner explained below.

         The Company has been notified by the customer who purchased the initial production model HZL series scanner that the scanner is not performing to certain of the contracted for specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company.

         The Company has agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specification. If necessary, the Company anticipates that the defective scanner will be replaced by October 1996. If the replacement scanner does not meet the contracted specifications, the customer could, among other things return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, request a discount (partial refund) from the contracted purchase price.

         In anticipation of the losses to be realized in correcting these problems the Company has increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

         In addition to the reliability problems experienced by the initial production model's detector modules other HZL systems are also experiencing similar module problems. The Company has traced the primary source of the problem to certain defective components of a purchased electronics board. The manufacturer of the boards and the Company are engaged in negotiations to determine the extend of liability, if any, the manufacturer has for the failures. The Company believes that its warranty reserve of $260,000 is adequate to cover the anticipated cost of correcting these HZL base problems.

         Total operating expense increased $107,000 or 6% from $1,665,000 for the quarter ended March 31, 1995, to $1,772,000 for the same quarter in 1996.

         Research and development expense decreased $88,000 or 14% from $623,000 in the first quarter of 1995 to $535,000 for the first quarter of 1996. The decrease is principally due to a reduction in payroll related costs, as bonuses were paid in the 1995 quarter and not in the 1996 quarter.

         Selling and marketing expense decreased $158,000 or 40% from $399,000 for the quarter ended March 31, 1995, to $241,000 for the quarter ended March 31, 1996. The decrease is principally due to commissions and bonuses paid in the 1995 quarter which were not paid in the same quarter of 1996, and a reduction in participation in the 1996 first quarter trade shows.

         General and administrative expense increased $353,000 or 55% from $643,000 in the first quarter of 1995 to $996,000 in the same quarter of 1996. The increase is attributable to the reversal in the first quarter of 1995 of an over accrual of bonuses in the general and administrative area being offset by under accruals in engineering, selling, marketing and manufacturing, and an increase in personnel costs and inventory reserves in the quarter ended March 31, 1996.

         Financial Condition

         At March 31, 1996, the Company had cash and cash equivalents in the amount of $541,000 compared to $102,000 at December 31, 1995. The Company believes that its cash on hand plus cash generated from anticipated sales, plus additional cash which the Company anticipates will be available from the net proceeds attributable to the subscriptions for additional shares of Series A Preferred Stock currently held in escrow will be adequate to provide sufficient funds for its anticipated operations at least through the end of 1996.(1)


(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                          PART II - OTHER INFORMATION

                              POSITRON CORPORATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGE IN SECURITIES

                In February and March 1996, the Company issued 2,691,977 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock, $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,346,023 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,466,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. The Series A Preferred Stock has a liquidation preference
         of $1.33 per share.   As a result of the private placement of Series A
         Preferred Stock, the Company currently does not have any more authorized and unreserved shares of Common Stock available for issuance.

                In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, converted $650,000 of the amount payable to it into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

                In general, the rules governing the listing of the Company's Common Stock on the Nasdaq National Market require approval by the Company's Common Stockholders of any transaction, other than a public offering, involving the sale or issuance by the Company of its Common Stock, or securities convertible into or exercisable for Common Stock, at a price less than the greater of book or market value, which equals more than 20% of the issued and outstanding Common Stock. Under ordinary circumstances the Company would have been required to obtain such shareholder approval before proceeding with the Company's private placement of Series A Preferred Stock. However, on February 9, 1996, the NASD granted the Company an exception to the shareholder requirement. In order to be entitled to receive the exception, the Company's Board of Directors, and the members thereof comprising the Company's Audit Committee, determined that the delay in proceeding with the Company's February and March 1996, private placement of Series A Preferred Stock that would be necessary in order to obtain the required shareholder approval would seriously jeopardize the financial viability of the Company. The exception granted by the NASD required the Company to mail to all of its shareholders a letter alerting the shareholders of the Company's omission in seeking the required shareholder approval and that its Audit Committee had expressly approved the Company's reliance on such exception.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: THE FOLLOWING DOCUMENT IS FILED AS AN EXHIBIT TO THIS REPORT

                  11.0 COMPUTATION OF LOSS PER COMMON SHARE

         (b)      REPORTS ON FORM 8-K:

                  Report on Form 8-K filed February 15, 1996

                  Report on Form 8-K filed February 29, 1996

                  Report on Form 8-K filed March 5, 1996

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    POSITRON CORPORATION
                                    (Registrant)



Date:    May 15, 1996               /s/ DAVID O. RODRIGUE
                                    -------------------------------------------
                                    David O. Rodrigue
                                    Vice President, Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                              INDEX TO EXHIBITS




        11.0 COMPUTATION OF LOSS PER COMMON SHARE

        27   Financial Data Schedule