Form 10QSB/A
POSITRON CORP
filed 1996-05-20
CIK 844985

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER   0-24092

                              POSITRON CORPORATION
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                     TEXAS                                                       76-0083622
--------------------------------------------------------------       ------------------------------------
(State of Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
  --------------------------------------------------------------------------
          (Address of Principal Executive Office, Including Zip Code)

                                  713-492-7100
  --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

         CHECK WHETHER THE ISSUER, (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  /X/  NO  / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES _______ NO ______

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

                                     ---------------

================================================================================

                              POSITRON CORPORATION
                Form 10-QSB for the quarter ended March 31, 1996

                                     INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS AS OF DECEMBER 31, 1995
                    AND MARCH 31, 1996                                      1

                 STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED MARCH 31, 1995 AND 1996                    2

                 STATEMENTS OF CASH FLOWS FOR THE THREE
                    MONTHS ENDED MARCH 31, 1995 AND 1996                    3

                 NOTES TO FINANCIAL STATEMENTS                              4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION                                       6

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                          8

         ITEM 2. CHANGES IN SECURITIES                                      8

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            8

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                        8

         ITEM 5. OTHER INFORMATION                                          8

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           9

                 SIGNATURE                                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              POSITRON CORPORATION
                                 Balance Sheets
                       (in thousands, except share data)

                                                                    December 31, 1995        March 31, 1996
                                                                    -----------------        --------------
ASSETS:                                                                                       (unaudited)
------
Current Assets:
   Cash and cash equivalents                                        $            102          $          541
   Accounts receivable                                                         1,417                   1,604
   Inventory                                                                   2,666                   2,396
   Prepaid expenses                                                              172                     156
   Other current assets                                                           58                      65
                                                                    -----------------         ---------------

         Total current assets                                                  4,415                   4,762

Plant and Equipment, net                                                       1,028                     947

Notes Receivable                                                                 324                     324

Intangible Assets, net                                                           131                     125
                                                                    -----------------         ---------------

         Total assets                                               $          5,898          $        6,158
                                                                    =================         ===============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
-----------

Current Liabilities:
    Accounts payable, trade                                         $          1,755         $           856
    Accrued liabilities                                                        1,319                   2,294
    Notes payable to affiliate                                                 1,073                     663
    Unearned revenue                                                             457                     186
                                                                    -----------------        ----------------

         Total current liabilities                                             4,604                   3,999

Other Liabilities                                                                 79                      77
                                                                    -----------------        -----------------
SHAREHOLDERS' EQUITY
    Common stock, $0.01 par, 15,000,000 shares
         authorized 3,637,320 issued and outstanding                              36                      36
    Preferred stock, Series A 8% Cumulative Convertible
         Redeemable, $1.00 par, 2,691,977 shares authorized,
         issued and outstanding                                                   --                   2,300
    Additional paid-in capital                                                39,309                  39,953
    Accumulated deficit                                                      (38,130)                (40,207)
                                                                    -----------------        ----------------

         Total shareholders' equity                                            1,215                   2,082
                                                                    -----------------        ----------------

         Total liabilities and shareholders' equity                 $          5,898         $         6,158
                                                                    =================        ================

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                           Three months ended March 31,
                                                                      --------------------------------------
                                                                           1995                    1996
                                                                      --------------           -------------
REVENUE:
-------
    System sales                                                      $           --           $         650
    Fee per scan                                                                  --                     139
    Service and components                                                       432                     416
                                                                      --------------           -------------
                                                                                 432                   1,205
                                                                      --------------           -------------


Cost of system sales                                                              --                     316
Cost of fee per scan                                                              --                      48
Cost of service and components                                                   170                     109
Provision for loss on system exchange                                             --                   1,000
                                                                      --------------           -------------
                                                                                 170                   1,473
                                                                      --------------           -------------

Gross profit (loss)                                                              262                    (268)
                                                                      --------------           -------------

OPERATING EXPENSE:
-----------------
    Research and development                                                     623                     535
    Selling and marketing                                                        399                     241
    General and administrative                                                   643                     996
                                                                      --------------           -------------

                                                                               1,665                   1,772
                                                                      --------------           -------------

Operating loss                                                                (1,403)                 (2,040)
                                                                      --------------           -------------

OTHER INCOME (EXPENSE):
----------------------
Interest and other income                                                         51                      77
Interest and other expense                                                        (3)                   (114)
                                                                      --------------           -------------

                                                                                  48                     (37)
                                                                      --------------           -------------

Net  loss                                                             $       (1,355)          $      (2,077)
                                                                      ==============           =============

Net loss per share                                                    $         (.37)          $        (.57)
                                                                      ==============           =============

Weighted average shares used in computing
    net loss per share                                                     3,637,320               3,637,320
                                                                      ==============           =============


The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)



                                                                             Three months ended March 31,
                                                                        -------------------------------------
                                                                             1995                    1996
                                                                        -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
    Net loss                                                            $     (1,355)            $    (2,077)
    Adjustments to reconcile net loss to net cash
        used by operating activities -
         Depreciation                                                             42                      92
         Amortization of intangible assets                                         6                       6
         Change in assets and liabilities -
                 (Increase) decrease in accounts receivable                    1,256                    (187)
                 (Increase) decrease in inventories                             (639)                    270
                 (Increase) decrease in prepaid expenses                         (99)                     16
                 Increase in other current assets                                 --                      (7)
                 Decrease in other assets                                          1                      --
                 Decrease in accounts payable, trade                            (165)                   (899)
                 Increase (decrease) in accrued liabilities                     (272)                    975
                 (Decrease) in notes payable to affiliate                         --                    (410)
                 Decrease in accrued research grants                            (375)                     --
                 Decrease in unearned revenue                                    (77)                   (271)
                 Decrease in other liabilities                                    (2)                     (2)
                                                                        -------------            ------------

                          Net cash used by operating activities               (1,679)                 (2,494)
                                                                        -------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
    Capital expenditures                                                         (28)                    (11)
                                                                        -------------            ------------

                          Net cash provided by investing activities              (28)                    (11)
                                                                        -------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Proceeds from issuance of preferred stock                                         --                   2,800
Conversion of notes payable to affiliates to preferred stock                      --                     650
Offering costs                                                                    --                    (506)
                                                                        -------------            ------------

Net cash used by financing activities                                             --                   2,944

Net (decrease) increase in cash and cash equivalents                          (1,707)                    439

Cash and cash equivalents at the beginning of the period                       3,550                     102
                                                                        -------------            ------------

Cash and cash equivalents at the end of the period                      $      1,843             $       541
                                                                        =============            ============


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

         In the third quarter of 1995, Positron shipped its first system under a fee per scan contract. Under the terms of that contract, Positron retains ownership to the Posicam TM system and recognizes revenue based on the number of patients scanned on a monthly basis. Included in the 1996 quarter is $139,000 of fee per scan revenue. There was no fee per scan revenue in the first quarter of 1995.

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




                                    POSITRON CORPORATION
                                    (Registrant)



Date:  May 16, 1996                 DAVID O. RODRIGUE
                                    ---------------------------------------
                                    David O. Rodrigue
                                    Vice President, Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                              INDEX TO EXHIBITS



11.0 --         COMPUTATION OF LOSS PER COMMON SHARE

27 --           FINANCIAL DATA SCHEDULE