Form 10-Q
period 1996-06-30
POSITRON CORP
filed 1996-08-14
CIK 844985

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1996
                                           -------------

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    -------------

                      COMMISSION FILE NUMBER   33-68722
                                               --------

                              POSITRON CORPORATION
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           TEXAS                                         76-0083622
- -------------------------------             ------------------------------------
(STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZAT

                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                  713-492-7100
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
       ---------------------------------------------------------------
       (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                             SINCE LAST REPORT)

         CHECK WHETHER THE ISSUER, (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X    NO
     -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES      NO
    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
OF COMMON EQUITY, AS OF AUGUST 6, 1996:    3,840,492
                                           ---------

                              POSITRON CORPORATION
                Form 10-QSB for the quarter ended June 30, 1996

                                     INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS
                 BALANCE SHEETS AS OF DECEMBER 31, 1995
                    AND JUNE 30, 1996                                  1
                 STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED JUNE 30, 1995 AND 1996                2
                 STATEMENTS OF OPERATIONS FOR THE SIX
                    MONTHS ENDED JUNE 30, 1995 AND 1996                3
                 STATEMENTS OF CASH FLOW FOR THE SIX
                    MONTHS ENDED JUNE 30, 1995 AND 1996                4
                 NOTES TO FINANCIAL STATEMENTS                        5, 6
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                     PLAN OF OPERATION                                7, 8

PART II - OTHER INFORMATION
         ITEM 1. LEGAL PROCEEDINGS                                     9
         ITEM 2. CHANGES IN SECURITIES                                 9
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                       9
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                  9
         ITEM 5. OTHER INFORMATION                                     9
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      10
                 SIGNATURE                                             11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              POSITRON CORPORATION
                                 Balance Sheets
                                 (in thousands)

                                                                   December 31, 1995        June 30, 1996
                                                                   -----------------      ------------------
ASSETS:                                                                                       (unaudited)
Current Assets:
    Cash and cash equivalents                                      $             102      $                5
    Accounts receivable                                                        1,417                   1,350
    Notes receivable                                                              --                     324
    Inventory                                                                  2,666                   2,450
    Prepaid expenses                                                             172                     148
    Other current assets                                                          58                     149
                                                                   -----------------      ------------------
         Total Current Assets                                                  4,415                   4,426

Plant and equipment, net                                                       1,028                     876
Notes receivable                                                                 324                      --
Intangible assets, net                                                           131                     119
                                                                   -----------------      ------------------

         Total Assets                                              $           5,898         $         5,421
                                                                   =================         ===============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Current Liabilities:
    Accounts payable, trade                                        $           1,755       $             804
    Accrued liabilities                                                        1,319                   2,689
    Notes payable to affiliate                                                 1,073                     663
    Unearned revenue                                                             457                     165
                                                                   -----------------      ------------------
         Total Current Liabilities                                             4,604                   4,321
                                                                   -----------------      ------------------
Other Liabilities                                                                 79                      74
                                                                   -----------------      ------------------

SHAREHOLDERS' EQUITY
    Preferred stock, Series A 8% cumulative convertible
       redeemable,$1 par, 2,683,332 shares authorized,
       issued, and outstanding                                                    --                   2,683
    Common stock, $0.01 par, 15,000,000 shares
        authorized 3,637,320 issued and outstanding                               36                      36
    Additional paid-in capital                                                39,309                  40,076
    Accumulated deficit                                                      (38,130)                (41,769)
                                                                   -----------------      ------------------
         Total Shareholders' Equity                                            1,215                   1,026
                                                                   -----------------      ------------------
         Total Liabilities and Shareholders' Equity                $           5,898      $            5,421
                                                                   =================      ==================

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                                           Three months ended June 30,
                                                                     ---------------------------------------
                                                                           1995                    1996
                                                                     ---------------         ---------------
REVENUE:

    System sales                                                     $         2,560         $           --
    Fee per scan                                                                  --                      51
    Service and components                                                       426                     436
                                                                     ---------------         ---------------
                                                                               2,986                     487
                                                                     ---------------         ---------------
Cost of system sales                                                           1,578                      --
Cost of fee per scan                                                              --                      41
Cost of service and components                                                   115                     214
                                                                     ---------------         ---------------
                                                                               1,693                     255
                                                                     ---------------         ---------------
Gross profit                                                                   1,293                     232
                                                                     ---------------         ---------------
OPERATING EXPENSE:

    Research and development                                                     577                     567
    Selling and marketing                                                        467                     249
    General and administrative                                                   826                     865
                                                                     ---------------         ---------------
                                                                               1,870                   1,681
                                                                     ---------------         ---------------
Operating loss                                                                  (577)                 (1,449)
                                                                     ---------------         ---------------
OTHER INCOME (EXPENSE):

Other income (expense), net                                                       12                     (74)
Interest income (expense), net                                                    27                     (39)
                                                                     ---------------         ---------------
                                                                                  39                    (113)
                                                                     ---------------         ---------------
Net  loss                                                            $          (538)        $        (1,562)
                                                                     ===============         ===============
Net loss per share                                                   $          (.15)        $          (.43)
                                                                     ===============         ===============
Weighted average shares used in computing
    net loss per share                                                     3,637,320               3,637,320
                                                                     ===============         ===============





The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)


                                                                            Six Months ended June 30,
                                                                     ---------------------------------------
                                                                          1995                    1996
                                                                     ---------------         ---------------
REVENUE:

    System sales                                                     $         2,560         $           650
    Fee per scan                                                                  --                     190
    Service and components                                                       858                     852
                                                                     ---------------         ---------------
                                                                               3,418                   1,692
                                                                     ---------------         ---------------
Cost of system sales                                                           1,578                     316
Cost of fee per scan                                                              --                      90
Cost of service and components                                                   285                     322
Provision for loss on system exchange                                             --                   1,000
                                                                     ---------------         ---------------
                                                                               1,863                   1,728
                                                                     ---------------         ---------------
Gross profit                                                                   1,555                     (36)
                                                                     ---------------         ---------------
OPERATING EXPENSE:

    Research and development                                                   1,200                   1,101
    Selling and marketing                                                        866                     489
    General and administrative                                                 1,469                   1,860
                                                                     ---------------         ---------------
                                                                               3,535                   3,450
                                                                     ---------------         ---------------
Operating loss                                                                (1,980)                 (3,486)
                                                                     ---------------         ---------------
OTHER INCOME (EXPENSE):

Other income (expense), net                                                       12                     (48)
Interest income (expense), net                                                    75                    (105)
                                                                     ---------------         ---------------
                                                                                  87                    (153)
                                                                     ---------------         ---------------
Net  loss                                                            $        (1,893)        $        (3,639)
                                                                     ===============         ===============
Net loss per share                                                   $          (.52)        $         (1.00)
                                                                     ===============         ===============
Weighted average shares used in computing
    net loss per share                                                     3,637,320               3,637,320
                                                                     ===============         ===============





The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)



                                                                            Six months ended June 30,
                                                                    ----------------------------------------
                                                                          1995                    1996
                                                                    ----------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                        $         (1,893)        $        (3,639)
    Adjustments to reconcile net loss to net cash
        used by operating activities -
         Depreciation                                                             85                     177
         Amortization of intangible assets                                        12                      12
         Change in assets and liabilities -
                 (Increase) decrease in accounts receivable                     (489)                     67
                 (Increase) decrease in inventories                             (262)                    216
                 (Increase) decrease in prepaid expenses                         (11)                     24
                 (Increase) in other current assets                               --                     (91)
                 Decrease in other assets                                          1                      --
                 (Decrease) in accounts payable, trade                           (92)                   (951)
                 Increase (decrease) in accrued liabilities                     (253)                  1,370
                 (Decrease) in note payable to affiliate                          --                    (410)
                 Increase (decrease) in unearned revenue                          61                    (292)
                 (Decrease) in other liabilities                                  (5)                     (5)
                 (Decrease) in accrued research grants                          (375)                     --
                                                                    ----------------         ---------------
                          Net cash used by operating activities               (3,221)                 (3,522)
                                                                    ----------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (72)                     (25)
                                                                    ----------------         ---------------
                          Net cash used in investing activities                 (72)                     (25)
                                                                    ----------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of preferred stock                                    --                    3,375
    Conversion of note payable to affiliates to preferred stock                  --                      650
    Preferred stock offering costs                                               --                     (575)
                                                                    ----------------         ---------------
                          Net cash provided by financing activities              --                    3,450
                                                                    ----------------         ---------------
Net decrease in cash and cash equivalents                                     (3,293)                    (97)

Cash and cash equivalents at the beginning of the period                       3,550                     102
                                                                    ----------------         ---------------
Cash and cash equivalents at the end of the period                  $            257         $             5
                                                                    ================         ===============



The accompanying notes are an integral part of these financial statements.

POSITRON CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation:

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1995, as reported in the Form 10-KSB, have been omitted.

2.       Private Placement of Preferred Stock:

         In February and March 1996, the Company issued 2,691,977 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock, $1.00 par value and Redeemable Common Stock Purchase Warrants to purchase 1,346,005 shares of the Company's common stock. The net proceeds of the private placement were approximately $2,466,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock and has a liquidation preference of $1.33 per share.

         As part of the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, Ltd. converted $650,000 of the amount payable to it into 433,329 shares of Redeemable Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

         In May, 1996, the Company completed the sale of the overallotment portion of the aforementioned private placement. The overallotment sale resulted in the issuance of an additional 383,332 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and Redeemable Common Stock Warrants to purchase 191,669 shares of Common Stock of the Company. Net proceeds from the closing of the overallotment portion of the private placement were approximately $506,000.

3.       Provision For Loss on System Exchange:

         The Company was notified in the first quarter of 1996 by a customer who purchased the initial production model HZL series scanner that the scanner is not performing up to certain contracted specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company.

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

         In anticipation of the potential losses to be realized in correcting these problems, the Company increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

4.       Subsequent Events

         In July, 1996, the Company completed a major upgrade for a customer of a POSICAM (TM) HZ series scanner to the more advanced HZL scanner configuration which is capable of performing advanced cardiological, oncological and neurological PET scans.

         On July 11, 1996, the Company completed the closing of a private offering of units consisting of 25,000 shares of its Series B 8% Cumulative Convertible Redeemable Preferred Stock, par value $1.00 per share, and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value $.01 per share. The Preferred Stock plus the Warrants sold for approximately $50.00 per share of Preferred Stock. The net proceeds of the closing were approximately $1,250,000. Each share of the Preferred Stock is initially convertible into 25 shares of Common Stock and each Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share.

         Additionally, in July, 1996, the Company entered into an asset purchase agreement with GE Medical Systems ("GE") to purchase the assets of GE's PET operations, including its Sweden-based cyclotron division for $25 million in cash plus 10 percent of the Company's outstanding common stock. GE also received a three-year option to purchase an additional 15 percent of the Company's common stock. The Company and GE will each continue to sell PET products. GE will sell and distribute PET products produced by the Company for GE, under the terms of a purchase and distribution agreement. GE will continue to provide service and application support to its installed base and future installations. The transaction and associated agreements are contingent upon, among other matters, the Company securing financing and shareholder approval.

         On July 30, 1996, the Common Stock and Common Stock Purchase Warrants of the Company began trading on Nasdaq SmallCap market.

         In July and August, 1996, 203,172 shares of the outstanding Series A Cumulative Convertible Redeemable Preferred Stock were converted to Common Stock. Net loss per share would have been $(.41) and $(.95) for the three and six months ended June 30, 1996, respectively, had the conversion of the Preferred Stock occurred at the beginning of each of the presented periods.

5.       Reclassifications:

         Certain amounts have been reclassified in order to conform to current-year presentations.

                              POSITRON CORPORATION

        (Form 10-QSB for the three and six months ended June 30, 1996)

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

Comparison of the Results of Operations for the six months ended June 30, 1995 and 1996.

         Total revenue decreased $1,726,000 or 50.5% from $3,418,000 for the six months ended June 30, 1995, to $1,692,000 for the six months ended June 30, 1996.

         Revenue from system sales was $650,000 for the first six months of 1996 compared to $2,560,000 in the first six months of 1995. During the first half of 1995, two systems were shipped, whereas, in the first half year of 1996, there was one shipment.

         In the third quarter of 1995, the Company shipped its first system under a fee per scan contract. Under the terms of that contract, the Company retains ownership to the Posicam TM system and recognizes revenue based on the number of patients scanned on a monthly basis. Included in the 1996 six month period is $190,000 of fee per scan revenue. There was no fee per scan revenue in the first six months of 1995.

         Service revenue decreased $6,000 or 0.7% from $858,000 for the six months ended June 30, 1995, to $852,000 for the first six months of 1996. The decrease is attributable to a maintenance contract that expired at the end of 1995 and was not renewed until the middle of the second quarter.

         In order to more properly reflect its service operations, the Company now records certain service administrative overhead as "general and administrative expense" rather than "cost of service and components".

         Gross profit (loss) for the first six months of 1996 was $(36,000) compared to $1,555,000 for the first six months of 1995, a decrease of $1,591,000. The decrease is due to the booking of a provision for loss on the anticipated exchange of a scanner explained below, as well as, two system shipments in the 1995 period and only one in the first six months of 1996.

         The Company was notified in March, 1996, by the customer who purchased the initial production model HZL series scanner that the scanner is not performing to certain of the contracted for specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company.

         The Company has agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specification. If necessary, the Company anticipates that the defective scanner will be replaced by October 1996. If the replacement scanner does not meet the contracted specifications, the customer could, among other things, return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, request a discount (partial refund) from the contracted purchase price.

         In anticipation of any potential losses to be realized in correcting these problems, the Company increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

         In addition to the reliability problems experienced by the initial production model's detector modules, other HZL systems are also experiencing similar module problems. The Company has traced the primary source of the problem to certain defective components of a purchased electronics board. The manufacturer of the boards and the Company are engaged in negotiations to determine the extent of liability, if any, the manufacturer has for the failures. The Company believes that its warranty reserve of $260,000 is adequate to cover the anticipated cost of correcting these HZL base problems.

         Total operating expense decreased $85,000 or 2.4% from $3,535,000 for the six months ended June 30, 1995, to $3,450,000 for the same period in 1996.

         Research and development expense decreased $99,000 or 8.25% from $1,200,000 in the first six months of 1995 to $1,101,000 for the same period in 1996. The decrease is principally due to reduced personnel expenses.

         Selling and marketing expense decreased $377,000 or 43.53% from $866,000 for the six months ended June 30, 1995, to $489,000 for the similar period ending June 30, 1996. The decrease is principally due to lower personnel costs, as well as, reduced travel costs and commission expense in the 1996 period.

         General and administrative expense increased $391,000 or 26.62% from $1,469,000 in the first six months of 1995 to $1,860,000 in the similar 1996 period. The increase is attributable to the increase in personnel costs and inventory reserves in the 1996 period.


Comparison of the Results of Operations for the three months ended June 30, 1995 and 1996.


         Total revenue decreased $2,499,000 from $2,986,000 for the second quarter of 1995 to $487,000 for the same quarter in 1996.

         System sales revenue decreased $2,560,000 from $2,560,000 for the second quarter of 1995 to $0 for the same quarter in 1996. The 1995 quarter included two system sales whereas there were no sales in the same period in 1996.

         As explained above, in the third quarter of 1995, the Company shipped its first system under a fee per scan contract. Thus, during the second quarter of 1995 there was no fee per scan revenue. The Company recognized $51,000 of fee per scan revenue in the second quarter of 1996.

         Service revenue increased 2.35% or $10,000 in the quarter ended June
30, 1995, to $436,000 for the same period in 1996.   The increase is
attributable to a maintenance contract which expired at the end of 1995 which was not renewed until the second quarter of 1996.

         Gross profit for the second quarter of 1996 was $232,000, a decrease of $1,061,000 or 82.1% compared to the gross profit recognized in the second quarter of 1995 of $1,293,000. The decrease is attributable to the lack of system sales in the second quarter of 1996 as well as $70,000 in accruals recorded in 1996 for a mechanical upgrade for two systems.

         Total operating expense decreased approximately $189,000 or 10.1% from $1,870,000 for the 1995 second quarter to $1,681,000 for the same period in 1996.

         Research and development expense decreased $10,000 or 1.73% from $577,000 in the second three months of 1995 to $567,000 for the same period in 1996. The decrease is due to reduced expenditures in the consulting area.

         Selling and marketing expense decreased 46.7% or $218,000 from $467,000 in the second quarter of 1995 to $249,000 in the comparative 1996 period. The decrease is attributed to lower personnel costs, as well as a reduction of $30,000 in travel costs.

         General and administrative expense increased $39,000 or 4.7%, from $826,000 for the three months ended June 30, 1995 to $865,000 for the same time period in 1996. This increase is due to additional inventory reserves booked in the 1996 quarter.


         Financial Condition

         At June 30, 1996, the Company had cash and cash equivalents in the amount of $5,000 compared to $102,000 at December 31, 1995. The Company believes that its cash on hand plus cash generated from anticipated sales, plus additional cash which was available to it from the net proceeds attributable to the private placement of shares of Series B Preferred Stock occurring in July, 1996, and the installation of the system upgrade also in July, 1996, will be adequate to provide sufficient funds for its anticipated operations at least through the end of 1996.(1)



(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

                          PART II - OTHER INFORMATION

                              POSITRON CORPORATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGE IN SECURITIES

         In July 1996, the Company completed a private offering of units consisting of 25,000 shares of its Series B 8% Cumulative Convertible Redeemable Preferred Stock, par value $1 per share, and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value$.01 per share. The Preferred stock plus the Warrants sold for approximately $50 per share of Preferred Stock. The proceeds of the closing were approximately $1,250,000 and will be used by the Company to make payment on trade payables, for general working capital and to increase its net tangible assets. Each share of the Preferred Stock is initially convertible into 25 shares of Common Stock and each Warrant is exercisable for one share of Common Stock at an exercise price of $2 per share. The Preferred Stock and the Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the amount of the authorized Common Stock by at least 2,500,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS:

                 The following documents are filed as exhibits to this report.

                 11.0  Computation of loss per common share for the three
                          months ended June 30, 1995 and 1996.

                 11.1  Computation of loss per common share for the six months ended June 30, 1996 and 1996.

         (b)     REPORTS ON FORM 8-K:

                 Report on Form 8-K dated July 15, 1996 reporting the sale of Series B Preferred Stock and Common Stock Purchase Warrants, the potential delisting from the Nasdaq National Market System of the Company's Common Stock and Redeemable Common Stock Purchase Warrants, and the entering into an agreement to purchase, subject to shareholder approval and financing, the assets of the PET division of General Electric Medical Systems.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POSITRON CORPORATION
                                        (Registrant)



Date: August 14, 1996                                      /S/
                                        ---------------------------------------
                                        David O. Rodrigue
                                        Vice President, Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX

        The following documents are filed as exhibits to this report.

EXHIBIT NUMBER                    DESCRIPTION
- --------------                    -----------
11.0                      Computation of loss per common share for the three months ended June 30, 1995 and 1996.

11.1                      Computation of loss per common share for the six months ended June 30, 1996 and 1996.

27                        Financial Data Schedule