Form 10QSB
period 1996-09-30
POSITRON CORP
filed 1996-11-14
CIK 844985

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1996
                                       -----------------------
                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                      COMMISSION FILE NUMBER  33-68722
                                             ----------

                              POSITRON CORPORATION
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     TEXAS                                                                            76-0083622
-----------------------------------------------                                             -----------------------------
(STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                       (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
         -------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                  281-492-7100
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
  -----------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT)

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

YES  /X/  NO  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF NOVEMBER 11, 1996: 4,075,726

================================================================================

                              POSITRON CORPORATION
              Form 10-QSB for the quarter ended September 30, 1996

                                     INDEX

                                                                                 Page
PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS AS OF DECEMBER 31, 1995
                  AND SEPTEMBER 30, 1996                                           1

                 STATEMENT OF OPERATIONS FOR THE THREE
                  MONTHS ENDED SEPTEMBER 30, 1995 AND 1996                         2

                 STATEMENT OF OPERATIONS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1995 AND 1996                         3

                 STATEMENTS OF CASH FLOW FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1995 AND 1996                         4

                 NOTES TO FINANCIAL STATEMENTS                                    5, 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION                                               7, 8

PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                                 9

         ITEM 2. CHANGES IN SECURITIES                                             9

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   9

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                                  9

         ITEM 5. OTHER INFORMATION                                                 9

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  10
                 SIGNATURE                                                         11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              POSITRON CORPORATION
                                 Balance Sheets
                                 (in thousands)

                                                                 December 31, 1995    September 30, 1996
                                                                 -----------------    ------------------
ASSETS:                                                                                    (unaudited)
------
Current Assets:
    Cash and cash equivalents                                      $          102     $            117
    Accounts receivable                                                     1,417                1,282
    Notes receivable                                                           --                  324
    Inventory                                                               2,666                2,556
    Prepaid expenses                                                          172                    4
    Other current assets                                                       58                  366
                                                                   --------------     ----------------

         Total Current Assets                                               4,415                4,649

Plant and equipment, net                                                    1,028                  827
Notes receivable                                                              324                   --
Intangible assets, net                                                        131                  113
                                                                   --------------     ----------------

         Total Assets                                              $        5,898     $          5,589
                                                                   ==============     ================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
-----------

Current Liabilities:
    Accounts payable, trade                                        $        1,755     $            681
    Accrued liabilities                                                     1,319                2,779
    Notes payable to affiliate                                              1,073                  663
    Unearned revenue                                                          457                  216
                                                                   --------------     ----------------

         Total Current Liabilities                                          4,604                4,339
                                                                   --------------     ----------------
Other Liabilities                                                              79                   71
                                                                   --------------     ----------------

SHAREHOLDERS' EQUITY
    Preferred stock, Series A 8% cumulative convertible
       redeemable,$1 par, 3,075,318 shares authorized,
       issued, 2,694,562 outstanding                                           --                2,695
    Preferred stock, Series B 8% cumulative,
       convertible, redeemable, $1 par, 25,000 shares
       authorized issued and outstanding                                       --                   25
    Common stock, $0.01 par, 15,000,000 shares
        authorized 4,022,244 issued and outstanding                            36                   40
    Additional paid-in capital                                             39,309               41,193
    Accumulated deficit                                                   (38,130)             (42,774)
                                                                   --------------     ----------------

         Total Shareholders' Equity                                         1,215                1,179
                                                                   --------------     ----------------

         Total Liabilities and Shareholders' Equity                $        5,898     $          5,589
                                                                   ==============     ================

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                                        Three months ended September 30,
                                                                     ----------------------------------------
                                                                           1995                    1996
                                                                          ------                  ------
REVENUE:
-------
    System sales                                                     $            --         $            --
    Fee per scan                                                                  --                     152
    Service and components                                                       433                   1,184
                                                                     ---------------         ---------------
                                                                                 433                   1,336
                                                                     ---------------         ---------------


Cost of system sales                                                              25                      --
Cost of fee per scan                                                              --                      41
Cost of service and components                                                   164                     257
                                                                     ---------------         ---------------
                                                                                 189                     298
                                                                     ---------------         ---------------
Gross profit                                                                     244                   1,038
                                                                     ---------------         ---------------
OPERATING EXPENSE:
-----------------
    Research and development                                                     609                     599
    Selling and marketing                                                        350                     308
    General and administrative                                                   827                   1,056
                                                                     ---------------        ----------------
                                                                               1,786                   1,963
                                                                     ---------------        ----------------


Operating loss                                                                (1,542)                   (925)
                                                                     ---------------        ----------------

OTHER INCOME (EXPENSE):
----------------------
Other income (expense), net                                                        1                     (92)
Interest income (expense), net                                                    (3)                     12
                                                                     ---------------        ----------------
                                                                                  (2)                    (80)
                                                                     ---------------        ----------------


Net  loss                                                              $      (1,544)       $         (1,005)
                                                                       =============        ================

Net loss per share                                                     $       (0.42)       $          (0.26)
                                                                       =============        ================

Weighted average shares used in computing
    net loss per share                                                     3,637,320               3,828,876
                                                                       =============        ================





The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)


                                                                        Nine Months ended September 30,
                                                                 -------------------------------------------
                                                                            1995                    1996
                                                                           ------                  ------
REVENUE:
-------
    System sales                                                    $          2,560        $            650
    Fee per scan                                                                  --                     342
    Service and components                                                     1,290                   2,036
                                                                    ----------------        ----------------
                                                                               3,850                   3,028
                                                                    ----------------        ----------------


Cost of system sales                                                           1,603                     316
Cost of fee per scan                                                              --                     131
Cost of service and components                                                   448                     579
Provision for loss on system exchange                                             --                   1,000
                                                                    ----------------        ----------------
                                                                               2,051                   2,026
                                                                    ----------------        ----------------
Gross profit                                                                   1,799                   1,002
                                                                    ----------------        ----------------

OPERATING EXPENSE:
-----------------
    Research and development                                                   1,809                   1,700
    Selling and marketing                                                      1,216                     797
    General and administrative                                                 2,296                   2,916
                                                                    ----------------        ----------------
                                                                               5,321                   5,413
                                                                    ----------------        ----------------

Operating loss                                                                (3,522)                  (4,411)
                                                                    ----------------         ----------------

OTHER INCOME (EXPENSE):
----------------------
Other income (expense), net                                                       13                    (140)
Interest income (expense), net                                                    72                     (93)
                                                                    ----------------        ----------------
                                                                                  85                    (233)
                                                                    ----------------        ----------------


Net  loss                                                           $         (3,437)       $         (4,644)
                                                                    ================        ================

Net loss per share                                                  $          (0.94)       $          (1.25)
                                                                    ================        ================

Weighted average shares used in computing
    net loss per share                                                     3,637,320               3,701,639
                                                                    ================        ================





The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Cash Flows
                                 (in thousands)
                                  (Unaudited)



                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                             1995                    1996
                                                                            ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
    Net loss                                                        $         (3,437)         $       (4,644)
    Adjustments to reconcile net loss to net cash
        used by operating activities -
         Depreciation                                                            127                     262
         Amortization of intangible assets                                        18                      18
         Change in assets and liabilities -
                 Decrease in accounts receivable                                 308                     135
                 (Increase) decrease in inventories                             (477)                    110
                 Decrease in prepaid expenses                                     57                     168
                 (Increase) in other current assets                              (20)                   (308)
                 Decrease in other assets                                         --                      --
                 Increase (decrease) in accounts payable, trade                  759                  (1,074)
                 Increase in accrued liabilities                                  59                   1,460
                 (Decrease) in note payable to affiliate                          --                    (410)
                 Increase (decrease) in unearned revenue                         597                    (241)
                 (Decrease) in other liabilities                                  (8)                     (8)
                 (Decrease) in accrued research grants                          (442)                     --
                                                                    -----------------         ---------------
                          Net cash used by operating activities               (2,459)                 (4,532)
                                                                    -----------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
    Capital expenditures                                                        (914)                    (61)
                                                                    -----------------         ---------------

                          Net cash used in investing activities                 (914)                    (61)
                                                                    -----------------         ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
    Proceeds from conversion of warrant to common stock                           --                       8
    Proceeds from issuance of preferred stock                                     --                   4,625
    Conversion of note payable to affiliates to preferred stock                   --                     650
    Preferred stock offering costs                                                --                    (675)
                                                                    -----------------         --------------
                          Net cash provided by financing activities               --                   4,608
                                                                    -----------------         --------------

Net increase (decrease) in cash and cash equivalents                          (3,373)                     15

Cash and cash equivalents at the beginning of the period                       3,550                     102
                                                                    ------------------        --------------

Cash and cash equivalents at the end of the period                  $             177         $          117
                                                                    ==================        ==============



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

2.       Private Placements of Preferred Stock:

         In February and March 1996, the Company issued 2,691,977 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock, $1.00 par value, liquidation preference of $1.33 per share and Redeemable Common Stock Purchase Warrants to purchase 1,346,005 shares of the Company's common stock. The net proceeds of the private placement were approximately $2,466,000. Subject to adjustment for certain antidilution events, each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Subject to adjustment for certain antidilution events, each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. The Series A Preferred Stock contains restrictions on the payment of dividends on the Company's Common Stock.

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

         On July 11, 1996, the Company completed the closing of a private offering of units consisting of 25,000 shares of its Series B 8% Cumulative Convertible Redeemable Preferred Stock, par value $1.00 per share, and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value $.01 per share. The Preferred Stock plus the Warrants sold for approximately $50.00 per share of Preferred Stock. The net proceeds of the closing were approximately $1,250,000. Subject to adjustment for certain antidilution events, each share of the Preferred Stock is initially convertible into 25 shares of Common Stock and each Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Each share of the Series B Preferred Stock has a liquidation preference of $50.00 and is junior to the outstanding Series A Preferred Stock. The outstanding Series B Preferred Stock contains restrictions on the payment of dividends on the outstanding Common Stock of the Company. The Preferred Stock and the Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the amount of the authorized Common Stock by at least 2,500,000 shares.

         In the third quarter of 1996, 380,756 shares of the outstanding Series A Cumulative Convertible Redeemable Preferred Stock were converted to Common Stock.

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

4.       General Electric Medical Systems Acquisition

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

                              POSITRON CORPORATION

      (Form 10-QSB for the three and nine months ended September 30, 1996)

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

Comparison of the Results of Operations for the nine months ended September 30, 1995 and 1996.

Total revenue decreased $822,000 or 21% from $3,850,000 for the nine months ended September 30, 1995 to $3,028,000 for the same period in 1996.

Sales revenue decreased from $2,560,000 for the nine months ended September 30, 1995, to $650,000 for the same period in 1996, a decrease of $1,910,000 or 75%. Included in the 1996 period is a system sale of a refurbished system. There were two sales of the HZ series machines in the earlier comparative period.

In the third quarter of 1995, Positron shipped its first system under a fee per scan contract. This system was installed and operable in the fourth quarter of 1995. Under the terms of the contract, Positron retains ownership to the Posicam(TM) system and recognizes revenue based on the number of patients scanned on a monthly basis. Included in the 1996 nine month period is $342,000 of fee per scan revenue. There was no fee per scan revenue in the three quarters ended September 30, 1995.

Service revenue increased $746,000 or 58% from $1,290,00 for the nine months ended September 30, 1995, to $2,036,000 for the first three quarters of 1996. The increase is attributable to a system upgrade of $750,000 in 1996.

Gross profit for the first three quarters of 1996 was $1,002,000 compared to $1,799,000 for the first three quarters of 1995, a decrease of $797,000 or 44%. The decrease is due to 1) a $1,000,000 warranty accrual booked in the first quarter of 1996 for the purchaser of the initial HZ production scanner and, 2) a reduction in gross profit of $623,000 due to two HZ sales in the 1995 period and only one sale of a refurbished system in 1996. These decreases were offset by an increase of $750,000 for the system upgrade mentioned above, the cost of which was booked in the fourth quarter of 1995, and an increase in gross profit of $211,000 for the fee per scan system for which there was no gross profit in the 1995 period.

Total operating expense increased $92,000 or 2% from $5,321,000 for the nine months ended September 30, 1995, to $5,413,000 for the same period in 1996.

Research and development expense decreased $109,000 or 6% from $1,809,000 for the first three quarters of 1995 to $1,700,000 for the first three quarters of 1996. The decrease is mainly due to reduced personnel and program material costs.

Selling and marketing expense decreased $419,000 or 34% from $1,216,000 for the nine months ended September 30, 1995, to $797,000 for the same period in 1996. The decrease is due to commissions for three system sales paid in the 1995 period and only one sale in the same period of 1996. Additionally, there were fewer employees in the sales and marketing area in the 1996 period as compared to the 1995 period as well as reduced participation in trade shows earlier in the year 1996.

General and administrative expense increased $620,000 or 27% from $2,296,000 for the first three quarters of 1995 to $2,916,000 for the same 1996 period. The increase is attributable to the reversal of a $200,000 bonus accrual in the 1995 period compared to $80,000 in the 1996 nine month period, an increase in personnel costs and inventory reserves from the 1995 to the 1996 period, as well as increased bad debt expense, professional fees, property taxes, and public relations costs.

Comparison of the Results of Operations for the three months ended September 30, 1995 and 1996.

Total revenue increased $903,000 or 209% from $433,000 for the three months ended September 30, 1995, to $1,336,000 for the comparable period in 1996.

Sales revenue was $0 for both the third quarter of 1995 and 1996. There were no system sales in either quarter.

In the third quarter of 1995, Positron shipped its first system under a fee per scan contract. This system was accepted by the customer in November, 1995. Under the terms of the contract, Positron retains ownership to the Posicam TM system and recognizes revenue based on the number of patients scanned on a monthly basis. Included in the third quarter of 1996 is $152,000 of fee per scan revenue. There was no fee per scan revenue in the third quarter of 1995.

Service revenue increased $751,000 or 173% from $432,00 for the quarter ended September 30, 1995, to $1,184,000 for the third quarter of 1996. The increase is attributable to a $750,000 system upgrade in the latter quarter which was not present in 1995.

Gross profit for the third quarter of 1996 was $1,038,000 compared to $244,000 for the third quarter of 1995, an increase of $794,000. The increase is due to the sale of the system upgrade, and the fee per scan contract in the 1996 quarter, offset by higher warranty costs for two systems.

Total operating expense increased $177,000 or 10% from $1,786,000 for the quarter ended September 30, 1995, to $1,963,000 for the same quarter in 1996.

Research and development expense decreased $10,000 or 2% from $609,000 in the third quarter of 1995 to $599,000 for the third quarter of 1996. The decrease is due to a slight reduction in labor costs, as well as reduced materials and supplies cost.

Selling and marketing expense decreased $42,000 or 12% from $350,000 for the quarter ended September 30, 1995, to $308,000 for the same quarter in 1996. The decrease is due to reduced labor costs from the loss of employees between the third quarter of 1995 and 1996.

General and administrative expense increased $229,000 or 28% from $827,000 in the third quarter of 1995 to $1,056,000 in the same quarter of 1996. The increase is attributable to an increase in personnel costs, consulting fees, and inventory reserves in the quarter ended September 30, 1996.

GE Transaction

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

         Pursuant to the terms of the purchase agreement, GE has the right to terminate the purchase agreement if the acquisition is not consummated on or before January 4, 1997. The Company currently estimates that the acquisition will close during the later part of the first quarter of 1997. If necessary, the Company intends to seek an extension of the above described termination date. The transaction and associated agreements are contingent upon, among other matters, the Company securing financing and shareholder approval. The Company has not yet entered into any commitment letters or other similar agreements regarding any such financing.

         Current Financial Condition

         The Company has been unable to sell POSICAM systems at quantities sufficient to be profitable. The Company has experienced liquidity problems and was unable to timely meet certain obligations on October 31, 1996. On November 14, 1996, in order to fund its activities, the Company borrowed a total of $700,000 from ProFutures Bridge Capital Fund, L.P. (The "Loan"). The Loan bears interest at a rate of 12 percent per annum and matures on June 30, 1997. The Loan is secured by liens and security interest encumbering all of the assets of the Company including the Company's know-how, patents and proprietary rights pertaining to its PET technology (the "Intellectual Property"). In addition, the Company granted ProFutures a warrant to purchase 250,000 shares of its common stock at an exercise price of approximately $2.40 per share. If the Loan is not repaid on or before April 1, 1997, then the Company will be required to grant to ProFutures additional warrants for additional 100,000 shares of its common stock. The exercise price of such additional warrants will be determined based upon the average closing trading price for the Company's common stock for the ten trading days prior to April 1, 1997. The loan also provides for an additional $700,000 lending facility that is subject to numerous conditions, including an appraisal that the Company's Intellectual Property has a value of at least $5,000,000. There are no assurances that the Company will be able to borrow the additional $700,000 amount.

         The Company currently believes that its cash on hand, plus the initial $700,000 Loan proceeds (and the additional $700,000 Loan proceeds that it intends to borrow), plus cash generated from anticipated sales and operations will be adequate to provide sufficient funds for its present operations through June, 1997. In order for the Company to continue its present operations beyond June, 1997, it will be necessary for the Company to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt, or increased sales of its POSICAMTM systems. Although the Company has been actively pursuing the above alternatives which may enhance its financial position, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties.(1)

(1) This statement is a forward looking statement that involves risks, and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in Item 1 of the Company's annual report on form 10-KSB for the year ended December 31, 1995.

                          PART II - OTHER INFORMATION

                              POSITRON CORPORATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGE IN SECURITIES

         In July 1996, the Company completed a private offering of units consisting of 25,000 shares of its Series B 8% Cumulative Convertible Redeemable Preferred Stock, par value $1 per share, and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value$.01 per share. The Preferred stock plus the Warrants sold for approximately $50 per share of Preferred Stock. The proceeds of the closing were approximately $1,250,000. Subject to adjustment for certain antidilution events, each share of the Preferred Stock is initially convertible into 25 shares of Common Stock and each Warrant is exercisable for one share of Common Stock at an exercise price of $2 per share. The Preferred Stock and the Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the amount of the authorized Common Stock by at least 2,500,000 shares. The outstanding Series A and B Preferred Stock contains restrictions on the payment of dividends on the outstanding Common Stock of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:

         The following documents are filed as exhibits to this report.

         11.0  Computation of loss per common share for the three months ended September 30, 1995 and 1996.

         11.1  Computation of loss per common share for the six months ended September 30, 1996 and 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POSITRON CORPORATION
                                        (Registrant)



         Date: November 14, 1996        /s/ DAVID O. RODRIQUE
                                        ---------------------------------------
                                        David O. Rodrigue
                                        Vice President, Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                              INDEX TO EXHIBITS


The following documents are filed as exhibits to this report.

11.0  Computation of loss per common share for three months
                      ended September 30, 1995 and 1996.

11.1  Computation of loss per common share for the six months ended September 30, 1996 and 1996.

27.1  Financial Data Schedule