Form 10KSB40
period 1996-12-31
POSITRON CORP
filed 1997-04-15
CIK 844985

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended December 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the transition period from ______________ to ____________________


                        Commission file number:  0-24092


                              Positron Corporation
                 (Name of small business issuer in its charter)


           Texas                                      76-0083622
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)



                   16350 Park Ten Place, Houston, Texas 77084
                    (address of principal executive offices)

                   Issuer's telephone number:  (281) 492-7100

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                              Redeemable Warrants

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X      No   _______
           -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for fiscal year ended December 31, 1996: $3,575,000
                                                                ----------

     As of March 11, 1997, there were 4,562,259 shares of the Registrant's Common Stock, $.01 par value outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, as of March 11, 1997 was approximately $4,707,212.

     Documents incorporated by reference: Definitive Proxy material for the 1997 Annual Meeting of Shareholders - Part III, Items 9, 10, 11 and 12.

                                      PART I


     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. DESCRIPTION OF BUSINESS - RISK ASSOCIATED WITH BUSINESS ACTIVITIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES".

Item 1.  DESCRIPTION OF BUSINESS

GENERAL

     Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services, advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the tradename POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The United States Food and Drug Administration approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 1996, the Company has sold twenty (20) POSICAM(TM) systems, of which fifteen (15) are in leading medical facilities in the United States, two (2) are installed in international medical institutions and three (3) are no longer operational. The Company presently markets its POSICAM(TM) systems at list prices ranging from approximately $1.0 million to $1.8 million depending upon the configuration and equipment options of the particular system.

     The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 1996:

                                                                                    Date of
Site                                   Location            Clinical Application     Installation
-------------------------------  --------------------  ---------------------------  -------------
Prototype
-------------------------------
U.T.  Health Science Center      Houston, TX           Neurology/Cardiology              1985

POSICAM(TM) Systems
-------------------------------
Saint Joseph's Hospital          Atlanta, GA           Cardiology                        1988
Cleveland Clinic Foundation      Cleveland, OH         Neurology/Cardiology              1988
Memorial Hospital                Jacksonville, FL      Oncology/Cardiology               1988
Kennestone Hospital              Marietta, GA          Cardiology                        1989
Medical City Dallas              Dallas, TX            Cardiology                        1990
Yale/Veterans Adm.               New Haven, CT         Neurology/Oncology/Cardiology     1991
Beth Israel                      New York, NY          Cardiology                        1991
Our Lady of the Lake             Baton Rouge, LA       Cardiology                        1992
Crawford Long Hospital           Atlanta, GA           Cardiology                        1992
Hermann Hospital                 Houston, TX           Neurology/Oncology/Cardiology     1993
Hadassah Medical
Organization                    Jerusalem, Israel      Neurology/Oncology/Cardiology     1995
Bio-Metabolic, Inc.              Detroit, MI           Cardiology/Oncology               1995
Bergan Mercy Hospital            Omaha, NE             Cardiology/Oncology               1995
Buffalo Cardiology &
Pulmonary Associates             Buffalo, NY           Cardiology                        1995
University of Madrid             Madrid, Spain         Cardiology/Oncology/Neurology     1995
Baptist Hospital                 Nashville, TN         Cardiology/Oncology               1996

     PET technology is an advanced imaging technique which permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. Other advanced imaging techniques, such as magnetic resonance imaging ("MRI") and computerized axial tomography
("CAT") scans, produce anatomical and structural images, but do not image or measure biological processes. The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage and provides physicians with information, which would otherwise be unavailable, to diagnose and manage the treatment of disease. The Company believes that PET technology can lower the total cost of managing certain diseases by providing a means for early diagnosis and reduction of expensive invasive or unnecessary procedures, such as angiograms or biopsies which in addition to being costly and painful, may not be necessary or appropriate.

     Commercial utilization of PET technology commenced in the mid-1980s and the Company is one of three commercial manufacturers of PET imaging systems in the United States. Although the other two major manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics which give it certain performance advantages over other commercially available PET systems. Such performance advantages include the POSICAM(TM) systems' high count-rate sensitivity which results in faster imaging, an enhanced ability to use certain types of radiopharmaceuticals which minimize patient exposure to radiation and its ability to minimize false positive and false negative diagnoses of disease. The industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. See "Item 1. Description of Business--Risks Associated with Business Activities--Substantial Comptetition and Effects of Technological Change." Based on industry information, the Company estimates that 67 PET systems are currently commercially installed in the United States. Of the PET systems currently operational in the United States, 15 systems were sold by the Company. The Company believes that the other two major manufacturers of commercial PET systems have together 37 currently operational PET systems.

     The Company's primary focus to date has been on the clinical cardiology market, where its POSICAM(TM) systems have been used to assess diseases, such as the effect of arterial blockages and heart damage due to heart attacks. In 1994 and 1995 the Company made technological advances which allowed it to market its products to the neurological and oncological markets. Neurological applications of POSICAM(TM) systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer's disease, Pick's disease and Parkinson's disease. In oncology, POSICAM(TM) systems are used in the diagnosis and evaluation of tumors of the bone and various organs and tissues such as the brain, liver, colon and breast.

     The Company has expanded its marketing efforts to include Europe, as well as certain Asian and Middle Eastern markets. The Company currently has a distribution agreement with Elscint, Ltd. ("Elscint") for the distribution of its products in Europe, Asia and the Middle East. Elscint is an Israel-based, international medical diagnostic equipment manufacturer, and one of the leading distributors of nuclear medicine products.

     Additionally, in January 1997, the Company entered into a sales and marketing agreement with Beijing Aerospace Chang Feng Medical ("Chang Feng") to sell the Company's products in the Peoples Republic of China ("PRC"). The initial term of the agreement is for twelve (12) months. Thereafter, the agreement is renewable at the mutual agreement of the parties. Chang Feng is Beijing, PRC based and is the largest supplier of CT and MRI imaging technology in the PRC and is a joint venture partner with General Electric Company for the manufacture and distribution of CT and MRI products.

MEDICAL IMAGING INDUSTRY OVERVIEW

     Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CAT scans, and nuclear medicine (which includes PET technology and single-photon emission computed tomography ("SPECT")). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CAT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

     The first prototype PET scanner was developed in the mid 1970s and the
first commercial PET scanner was constructed in 1978.   In addition to the
estimated 67 PET systems currently operational in the United States, an additional 88 PET systems are in commercial use outside of the United States.

PET TECHNOLOGY

     The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient's bloodstream. The injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are converted into light energy, or photons. These photons are detected by the POSICAM(TM) systems. The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software. Since the concentration of the radiopharmaceutical is determined by certain functional processes in the organ, such as blood flow, metabolism or other biochemical processes, the brightness or color at each point in the PET image directly maps the vitality of the respective function at that point within the organ.

     The Company believes market timing for PET is substantially strengthened as the nation's healthcare system evolves toward a concept of improved patient outcome and appropriateness of treatment at reduced costs. Healthcare consolidation is occurring at a rapid pace in anticipation of becoming more competitive and able to attract payor contracts. Third party payors are beginning to monitor provider outcomes. Those providers who do not perform within norms will lose patients as third party payors shift to others who conform with standardized treatments with expected results. The Company believes the accuracy of PET will enable clinicians to achieve improved outcome. See, however, "Item 1. Description of Business--Risks Associated with Business Activities."

     PET imaging is an accurate non-invasive method of diagnosing or assessing the severity of coronary artery disease. Unlike other imaging technologies, PET technology allows a physician to determine whether blood flow to the heart muscle is normal, thereby identifying narrowed coronary arteries, and whether damaged heart muscle is viable and may benefit from treatments such as bypass surgery or angioplasty.

     In neurology, PET imaging is now being used as a surgical planning tool to locate the source of epileptic disturbances in patients with uncontrollable seizures. A 1994 study has shown that a PET examination may offer an effective alternative to the traditional method of diagnosis, which involves a surgical procedure in which the surface of the brain is exposed and electrodes are applied for a period of up to one week to map electrical activity. In other neurological applications, PET is used in the diagnosis of dementia, Alzheimer's disease, Pick's disease and Parkinson's disease and in the evaluation of stroke severity.

     In oncology, PET imaging is currently used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown that PET is more accurate than CAT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. Scans used to assess suspected breast cancer are still in the experimental stage. Whole body scans, however, are now routinely performed with PET to survey the body for cancer.

     The Company believes that PET imaging can lower the total cost of managing certain diseases by providing a means for early diagnosis and reduction of unnecessary follow-up invasive procedures which can be costly and painful. The Company estimates that the cost to the patient for PET procedures ranges between $1,500 and $2,200 for cardiac applications and between $1,800 and $3,000 for neurology and oncology applications. In contrast, the traditional technique for diagnosing coronary artery disease is an angiogram, an invasive procedure in which a catheter is inserted into the vessels of a patient's heart to assess the degree of coronary artery blockage, and generally costs between $5,000 and $7,500. In cases where a PET scan indicates the need for surgery, it is anticipated that a follow-up angiogram would be performed for cardiac surgical planning. The traditional alternative to PET scans in neurology and oncology applications is a biopsy or other invasive surgical procedure, which would typically be more costly and painful than a PET scan.

     The radiopharmaceuticals (together with the radioactive substances contained therein) employed in PET scanning are used by the organ in its natural processes (such as blood flow and metabolism) without affecting its normal function, and quickly dissipate from the body. Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which exposure is measured in units of rads. Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure the greater the potential for damage. Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies. A PET cardiac scan, using the radiopharmaceutical Rubidium-82 results in exposure of approximately 0.096 rad, while a neurology PET scan results in exposure of approximately 0.39 rad. In contrast, a typical chest X-ray results in exposure of approximately 0.15 rad and a CAT scan results in exposure to between approximately 0.5 rad and 4.0 rad, depending on the procedure.

     Radiopharmaceuticals used in PET technology can be created from many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical. Radiopharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or a generator. Cyclotrons require an initial capital investment of approximately $2 million, additional capital investment for site preparation, and significant annual operating expenses. A generator requires an initial capital investment of approximately $50,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM(TM) systems have been designed to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features which enhance their ability to use generator processed radiopharmaceuticals, thereby allowing a clinic or hospital which intends to focus on certain cardiac PET applications to avoid the significant capital and operating expenses associated with a cyclotron.

MARKETING STRATEGY

     The Company initially targeted clinical cardiology as its marketing strategy based on research conducted at the University of Texas Health Science Center in Houston, Texas, which showed the commercial potential of clinical cardiology applications of PET imaging.

     The Company estimates that there are approximately 2,100 potential sites in the United States for cardiac PET systems alone. This estimate is based on a potential user base of approximately 900 hospitals with over 350 beds each, approximately 50 cardiology groups with 15 or more doctors each, and 1,200 free-standing diagnostic imaging centers and mobile facilities.

     The Company believes that it has a competitive advantage in the cardiac PET market. POSICAM(TM) systems have the ability to produce accurate images by using generator produced radiopharmaceuticals which can be obtained without the significant initial capital investment associated with cyclotron produced radiopharmaceuticals. The Company also believes that the high count-rate sensitivity of the POSICAM(TM) systems, which results in faster imaging, the ability of the POSICAM(TM) systems to use generator produced radiopharmaceuticals which minimize patient exposure to radiation and certain proprietary design features of the POSICAM(TM) systems which minimize false positive and false negative diagnoses of disease give the Company additional competitive advantages. See "Item 1. Description of Business--Risks Associated with Business Activities."

     Historically, the PET neurology market has been primarily research-oriented, but recent developments have expanded the use to clinical applications, including the identification of the source of uncontrollable epileptic seizures, the diagnosis of such neurological disorders as dementia, Alzheimer's disease, and the determination of stroke severity. Six POSICAM(TM) system sites that initially utilized PET in cardiology are now expanding their use to neurological applications. In oncology, work is being conducted at major cancer and other medical centers, utilizing POSICAM(TM) imaging to determine tumor size, monitor tumor therapy, and evaluate the effectiveness of radiotherapy and chemotherapy.

     The Company utilizes a direct sales force of three account executives to market its products in the United States, and has entered into third party distribution arrangements in order to penetrate foreign markets. Additionally, the Company has relied on referrals from users of the Company's existing base of installed scanners, clinical presentations at professional conferences by customers of the Company, and published articles in trade journals to market its systems.

     In July 1993, the Company entered into an equipment distribution agreement with Elscint in an effort to increase the market presence and sales of its POSICAM(TM) systems in Europe, Asia and certain areas of the Middle East. Elscint is an international medical diagnostic equipment manufacturer with distribution subsidiaries located in the world's major markets. The equipment distribution agreement was for an initial term of two years and continues thereafter on a year-to-year basis. The Company may terminate the distribution agreement at any time, since at the end of the initial two year term, Elscint had not placed orders for at least three (3) POSICAM(TM) systems. The distribution agreement contains no minimum purchase requirements by Elscint. To date, one purchase order for a POSICAM(TM) HZL system has been received under the Elscint agreement.

     Additionally, in January 1997, the Company entered into a sales and marketing agreement with Beijing Aerospace Chang Feng Medical ("Chang Feng") to sell the Company's products in the Peoples Republic of China ("PRC"). The initial term of the agreement is for twelve (12) months. Upon expiration of the initial term, the agreement is renewable upon the mutual consent of the parties. Pursuant to the agreement Chang Feng is required to use its "best commercial efforts" to sell a minimum of two POSICAM(TM) systems during the initial term of the agreement.


THE POSICAM(TM) SYSTEM

     At the heart of the POSICAM(TM) system is its detector assembly which detects positron emissions and electronic circuits which pinpoint the location of those positron emissions. POSICAM(TM) systems are easy to use and are not
physically confining thereby not intimidating to patients.   POSICAM(TM) scans
are commonly performed on an outpatient basis.

     The Company's systems currently have the highest count rate sensitivity in the PET industry. Count rate sensitivity of an imaging system is its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The higher count rate sensitivity of the POSICAM(TM) systems results in superior diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count rate sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, which reduces patient exposure to radiation and may reduce the capital cost to some purchasers by eliminating the need for a cyclotron for certain cardiac applications.

     The detector assembly consists of crystals, which scintillate (give off light) when exposed to positron emissions, and photomultiplier tubes which are coupled to the crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM(TM) detectors which, unlike competing PET systems, permits the configuration of the detector crystals into overlapping series to create a higher quality image by eliminating image sampling gaps. This feature is important since undersampling or gaps in sampling can contribute to an inaccurate diagnosis. The crystal array design also reduces "dead time" (the time interval following the detection and registering of a positron emission during which a subsequent event cannot be detected).

     The POSICAM(TM) system currently creates the most and, the most finely spaced, image slices in the PET industry. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned and is not necessarily the angle which a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any desired angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the created image.

     An integral part of a POSICAM(TM) system is its proprietary data acquisition micro-processor and its application system software. The Company's software can reconstruct an image in five seconds or less. The Company has expended substantial effort and resources to develop the computer software to insure that it is user-friendly and clinically oriented. The only personnel needed to perform clinical studies with the POSICAM(TM) systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.

     POSICAM(TM) HZ AND HZL.   In addition to the basic POSICAM(TM) system, the
Company offers two advanced versions of its basic system which are known as the POSICAM(TM) HZ and the POSICAM(TM) HZL. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and otherwise scan large organs, such as the liver. The POSICAM(TM) HZ and HZL employ new detector concepts to satisfy these needs while maintaining the high count rate sensitivity of the basic POSICAM.(TM)
In May 1991, the Company received approval from the FDA to market the POSICAM(TM) HZ and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993 the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has an even larger field of view than the POSICAM(TM) HZ facilitating whole body scanning and the scanning of large organs. As the market for PET systems matures and price sensitivity among purchasers increases, the Company believes that interest in the POSICAM(TM) HZ, a low cost version of the POSICAM(TM) HZL, will increase(1). The Company believes that the special features of the POSICAM(TM) HZL enhance its usefulness in oncology and neurology applications(1).

     CYCLOTRON DISTRIBUTION.   Since certain cardiac and all neurological and
oncological applications require the use of cyclotron processed radiopharmaceuticals, the Company entered into a distribution agreement with Oxford Instruments Inc. ("Oxford") to be its exclusive North American cyclotron distributor. Under the distribution agreement the Company is able to market, install, service and maintain Oxford's cyclotrons. The distribution agreement gives Oxford the right to terminate the agreement at any time after March 1, 1994, if at that time the Company had not placed orders for at least two cyclotrons. As of that date, the Company had received only one order for a cyclotron. As a result, Oxford currently has the right to terminate the distribution agreement upon written notice to the Company. As of March 15, 1997, the Company has not received notice from Oxford indicating a desire to terminate the distribution agreement. The Company believes that if Oxford were to terminate the distribution agreement, it could enter into comparable distribution arrangements with other cyclotron manufacturers.(1)

CUSTOMER SERVICE AND WARRANTY

     The Company has eight (8) field service engineers located throughout the United States, who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the field engineers are involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

     The Company typically provides a one-year warranty to purchasers of a POSICAM(TM) system. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The service revenues to the Company under its standard service contract range from approximately $120,000 to $200,000 per year. The Company currently provides service to all of its POSICAM(TM) systems, ten (10) of which are under formal service contracts. One (1) of the service contracts is automatically renewed on a month-to-month basis and one (1) automatically renews on a year-to-year basis. Of the remaining eight (8) service contracts, three
(3) expire during 1997, four (4) expire in 1998, and one (1) expires in 1999. The Company is currently negotiating to extend all of the service contracts which expire in 1997; however, there are no assurances that such extension will be obtained.

     The Company's service goal is to maintain maximum system up-time. The Company's service organization seeks to resolve problems within 24 hours of receipt of a service call. Success of a clinical site is largely dependent on patient volume during normal working hours and therefore equipment uptime and reliability are key factors in this success. The average uptime for all installed POSICAM(TM) systems during each of 1995 and 1996, was approximately 98%.

     The Company has established a program to train doctors, nurses and technicians, many of whom are unfamiliar with PET imaging, in the operation of the Company's system and in the interpretation of PET images. In addition, the Company has arrangements with physicians and nurses knowledgeable of the Company's systems to provide training to physicians and nurses who will be involved with newly installed systems.

COMPETITION

     The Company believes that PET technology is a cost-effective diagnostic tool as compared to other imaging techniques. The Company faces competition from two (2) other commercial manufacturers of PET systems as well as from other imaging technologies, primarily SPECT and MRI. The Company does not believe that MRI and CAT scan imaging represent significant competing technologies. The Company views MRI and CAT scan imaging to be complementary technologies to PET, in that PET and MRI and CAT scans each provide information not available from the other.

     The Company's primary competition comes from two major commercial manufacturers of PET systems, General Electric Company ("GE") and Siemens Medical Systems Inc. ("Siemens") (in a joint venture with CTI, Inc. of Knoxville, Tennessee). GE and Siemens have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business--Risk Associated with Business Activities--Substantial Competition and Effects of Technological Change and General Electric Transaction". In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States. In general, the Company believes that the Japanese PET systems are not currently competitive with the products of the Company and its two major United States competitors.

     The Company believes that it is currently competitive in each of the primary competitive factors in the PET cardiology market, which are scanner performance (in terms of count rate sensitivity and "dead time"), the ability to scan short half-life radiopharmaceuticals (in particular, those which are generator produced and do not require the purchase of a cyclotron), user-friendly, clinically-oriented computer software, equipment up-time and customer service.

     Competition in the market for diagnostic imaging systems in general is intense and is expected to increase. The market is characterized by rapid technological innovation in terms of enhancements in the PET industry as well as improvements in competing technologies and the emergence of new technologies. See "Item 1. Description of Business--Risk Associated with Business Activities-- Substantial Competition and Effects of Technological Change."

     The primary competing technology in the nuclear medicine industry is SPECT. The Company believes that the primary reason that SPECT competes with PET is the lower cost of the SPECT systems. A SPECT system can cost between $175,000 and $750,000 as compared with $1.0 million to $1.8 million (depending on configuration and equipment options) for a POSICAM(TM) system. However, the Company believes its POSICAM(TM) systems are a better diagnostic tool in that the Company's systems are able to create more accurate images than SPECT imaging. Unlike SPECT, the radioactive substances used by the Company's systems are based on naturally occurring substances within the body and allow the POSICAM(TM) systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image. In addition, unlike SPECT, POSICAM(TM) systems are able to correct for image deficiencies created by absorption of photons by the body. Additionally, POSICAM(TM) systems have higher and more uniform resolution than SPECT imagers allowing POSICAM(TM) systems to image smaller objects without blurring. POSICAM(TM) systems, in addition to being more accurate, can complete a scan in as little as 45 minutes, while SPECT may require as many as three separate scans spaced over 24 hours.

     High field MRI technology, an advanced version of MRI, is in the development stage, but is a potential competitor to PET in certain neurology and oncology applications. Presently, high field MRI may be useful in performing certain research (non-clinical) applications such as blood flow studies to perform "brain mapping" to localize the portions of the brain associated with individual functions (such as motor activities and vision). However, high field MRI does not have the capability to assess metabolism. The Company cannot presently predict the future competitiveness of high field MRI.

     Several manufacturers of SPECT systems are now offering multi-head systems which have been modified to operate in a coincidence mode, similar to a PET scanner. These systems achieve spatial resolutions similar to that of PET scanners, but their sensitivity and count rate are only a small fraction of that achieved by true PET scanners, making the images "noisy" and more difficult to interpret. The Company believes these systems are useful for only a very limited class of clinical PET studies using only the FDG radio tracer(1). In addition, SPECT coincidence systems offer limited, if any, corrections for patient attenuation and scatter, which affects the accuracy of diagnosis. As a result, the Company believes that there will be a very limited research market for this type of coincidence imaging system(1).

THIRD-PARTY REIMBURSEMENT

     POSICAM(TM) systems are purchased or leased primarily by medical institutions which provide health care services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payors such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

     MEDICARE/MEDICAID REIMBURSEMENT.   Prior to March 1995, Medicare and
Medicaid did not provide reimbursement for certain PET imaging. Decisions as to such policies for major new medical procedures are typically made by the U.S. Health Care Financing Administration ("HCFA"), based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA").
Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies.

     In November 1989, OHTA commenced a review of PET imaging for cardiac scans using the generator produced radiopharmaceutical, Rubidium-82. This was preceded in 1988 by the FDA's approval of Rubidium-82 for patient imaging. In 1994 HCFA received OTHA's findings, and began evaluating the final issues relative to coverage of PET imaging utilizing Rubidium-82 for Medicare and Medicaid reimbursement. On March 23, 1995, the Company was informed that HCFA advised the drug manufacturer, Bracco Diagnostics, Inc., of the decision to reimburse Rubidium-82 for use as a PET myocardial perfusion imaging agent.

     Additional isotopes for PET imaging such as Fluro-Deoxy-Glucose ("FDG") are waiting FDA approval. FDG has been under review since 1991. FDG is currently prepared and administered under state regulations governing the practices of pharmacy and medicine. Since the individual states regulate the production of FDG under their own laws, the drug cannot be transported across state lines without FDA approval.

     In February 1995, the FDA announced that cyclotron based PET radiopharmaceuticals such as FDG would be regulated under the provisions of the Federal Food, Drug and Cosmetic act, which stipulates that new drugs must be the subject of approved new drug applications ("NDA's") or abbreviated new drug applications. This regulation requires that a cyclotron facility must have FDA approval before selling clinical radiopharmaceuticals for usage by PET facilities. The Company believes that most of the cardiac applications of its POSICAM(TM) systems involve the use of Rubidium-82 which is produced by a generator rather than manufactured by a cyclotron. Therefore, the Company believes that the announced regulations concerning cyclotron manufactured radiopharmaceuticals will not have a significant impact upon cardiac applications of its POSICAM(TM) systems. However, as of March 15, 1997, the Company is unable to predict the overall impact of the new regulations on other applications of its POSICAM(TM) system which involve the use of cyclotron manufactured radiopharmaceuticals.

     PRIVATE INSURER REIMBURSEMENT.   The Company estimates that there are 1,500
private third-party insurance carriers in the United States. Most of these carriers currently consider PET imaging to be an investigational procedure and do not reimburse for procedures involving PET imaging. In 1992, however, the National Blue Cross and Blue Shield Association recommended that PET imaging be covered for evaluation of radiotherapy and chemotherapy, and for selection of patients for surgical excision of the source of uncontrollable epileptic seizures. State Blue Cross and Blue Shield plans in Nebraska, Iowa, California and Florida have recently adopted official payment policies concerning PET cardiology application. Aetna and Foundation Health Plan of Sacramento now cover oncologic, cardiac and neurologic PET imaging applications, and Lincoln National Life Insurance Company has developed a national policy for coverage of neurological PET imaging applications. In addition, the Company believes that approximately 650 private insurance carriers, while they do not have broad PET reimbursement policies, reimburse for PET scans on a case-by-case basis.

     If third-party coverage for PET procedures using the POSICAM(TM) system remains unavailable, it will likely have a material adverse effect on the Company's business, financial condition and results of operations(1).
Certain federal health care reforms are currently being considered by Congress, one of which would make cost effectiveness a criteria for Medicare and other third-party payor reimbursement. At this time, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company(1).

MANUFACTURING

     The Company assembles its POSICAM(TM) scanners in a 7,000 square foot area of its 30,000 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. A typical POSICAM(TM) system can generally be assembled in two months and requires one month of testing before delivery.

     An essential component of the Company's POSICAM(TM) systems is bismuth germinate oxide ("BGO") crystals which detect the positron emissions forming the basis for a PET image, and photomultiplier tubes, which convert the light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. BGO crystals are specially manufactured and are available from a supplier located in the United States, that is a subsidiary of a Japanese company and another supplier located in France. While the Company primarily relies on a single source for its BGO crystals, it has in the past purchased crystals from the second manufacturer and believes that it could resume such purchases at acceptable prices and without significant delays. The Company purchases photomultiplier tubes primarily from a French supplier. In the event that the supply of French photomultiplier tubes were to be interrupted, the Company believes it has the ability to source similar product from an alternate manufacturer in France(1). The Company believes that multiple vendor sources exist in the United States for all other parts, for which no individual vendor is critical to production(1).

     The Company maintains an active quality-assurance program, which includes manufacturing product in small lots, tracking all defects and failures, conducting area meetings, and maintaining thorough documentation and a well-kept facility. Each assembler of a part is responsible for maintaining his or her area of assembly and assuring that parts have been properly inspected and tested. The Company believes that it is in compliance with all government regulations regarding the manufacturing of it POSICAM(TM) systems.

     The Company has not historically experienced a material production and delivery backlog. The Company currently has in place a production and delivery system capable of producing and delivering up to three POSICAM(TM) systems per month. If the Company experienced a significant increase in the sales volume of its POSICAM(TM) systems, the Company would be required to implement certain modifications to its existing production and delivery systems.

RESEARCH AND DEVELOPMENT

     The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (the "Clayton Foundation"), a Houston-based, non-profit organization. Further product development and commercialization of the system has been funded by the Company.

     The Company's research and development expenses for the years ended December 31, 1995 and 1996 were $2,481,000 and $2,227,000, respectively. In addition to the Company's sponsored and funded research and development programs, the Company in the past has supplemented its research and development with a technology transfer agreement with UTHSC and currently is participating in collaborative research efforts with selected clinical and research customers, and research grants funded through the federal government's Small Business Innovative Research ("SBIR") program.

     The Company intends to continue its research into new scintillator material and detectors which is expected to focus on improving "dead-time" and sensitivity.(1) The Company also intends to investigate new electronics configurations in order to improve the systems' performance and reduce the size and cost of the scanners(1).

Additionally, the Company intends to explore new computer architecture to reduce the systems' cost and reduce the scanning time per patient.(1)

     The Company has developed a neurology software analysis package with the Yale/Veterans Administration PET Center to provide imaging tools for the neurologist. The Company intends to continue its cooperative development efforts with leading research institutions to improve neurology and oncology imaging(1). The Company offers a clinical cardiology software package which displays images and facilitates the diagnosis of coronary artery disease and tissue viability.

     The Company has a continuing program of enhancing and improving its software which is aided by its collaboration with practicing physicians and researchers who provide technical and practical advice to the Company based upon their clinical experiences with the POSICAM(TM) systems and efforts to improve clinical procedures. The Company has received input from clinical users and research collaborators, and the Company is conducting research and development on new software products. The Company expects that this research and development will result in new neurology and oncology analysis packages and clinical computer protocols and improvements in data acquisition and image reconstruction software(1).

PATENT AND ROYALTY ARRANGEMENTS

     The Company acquired the know-how and patent rights to positron imaging (the "Licensed Technology") from the Clayton Foundation, K. Lance Gould (a director of the Company) and Nizar A. Mullani (formerly a director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% to each of the Clayton Foundation, K. Lance Gould and Nizar A. Mullani.

     Two of the Company's patents, issued in January 1986 and February 1987 and expiring in January 2003 and February 2004, respectively, relate to the staggered crystal array design of its POSICAM(TM) systems. One additional patent, issued in June 1987 and expiring June 2004, relates to technology which the Company, by obtaining the patent, has reserved the right to use. The Company maintains certain of its patents in Germany and has applied for certain patents in Japan. In May 1993, the Company received an additional patent, that expires in May 2010, relating to the innovative light guide and detector staggering concepts used in its POSICAM(TM) HZ system.

     The Company seeks to protect its trade secrets and proprietary know how through confidentiality agreements with its employees and consultants. The Company requires each employee and consultant to enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, and requiring disclosure to the Company of any ideas, developments, discoveries or investigations conceived during employment or service as a consultant and the assignment to the Company of patents and proprietary rights to such matters related to the business and technology of the Company.


GOVERNMENT REGULATION

     The Company's POSICAM(TM) systems and the radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and approves the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States prior to their commercialization. In addition, various foreign countries in which the Company's products are or may be marketed, impose certain regulatory requirements.

     The Company's POSICAM(TM) systems are regulated as medical devices by the FDA and require premarket clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a class I, class II, or class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to the Good Manufacturing Practice ("GMP") regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices require premarket approval from the FDA and are generally devices which support or sustain human life or present a potential risk of illness or injury. The POSICAM(TM) systems are considered to be class II devices. However, as of March 15, 1997, the FDA has not promulgated a performance standard for PET systems. Therefore, the POSICAM(TM) systems are not currently subject to such controls, nor are they subject to post market surveillance, patient registries and FDA guidelines.

     Before it can be commercially marketed L/C class II device must be approved by the FDA. If a medical device is "substantially equivalent" to a legally marketed class II device, the manufacturer or distributor may seek FDA clearance by filing what is known as a 510(k) premarket notification which must be supported by data and test results. If the FDA determines that the device is substantially equivalent, then it may be marketed in the United States. The FDA may, however, require additional data or additional test results, or may determine that a device is "not substantially equivalent." Request for additional data or test results or a "not substantially equivalent" determination could delay the Company's market introduction of new products and could have a material adverse effect on the Company's financial results and operations(1). The FDA is not required to respond to 510(k) premarket notifications within a specific time period. The FDA has recently began requiring a more rigorous demonstration of substantial equivalence and in many cases the time periods required for product approvals have increased. If the FDA determines that a new product is "not substantially equivalent," then the manufacturer must undergo a lengthy Pre-Marketing Approval process which generally involves clinical trials and submission of data to prove safety and effectiveness before approval is granted.

     The Company's original POSICAM(TM) system received 510(k) clearance in September 1985. In November 1989, the Company was granted 510(k) clearance for a modified POSICAM(TM) system, and also received approval for a mobile van configuration. In 1991, the Company applied for and received 510(k) clearance of its POSICAM(TM) HZ system, and in July 1993 the Company received 510(k) approval for the POSICAM(TM) HZL.

     The Company is also required to register as a medical device manufacturer with the FDA. As such, the Company may be inspected from time to time by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA labeling requirements. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. To date, no such deaths, injuries or product malfunctions have occurred. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. To date the Company has not received any notices of noncompliance from the FDA concerning GMP regulations.

     At the end of February 1995, the FDA conducted a GMP compliance inspection at the Company's manufacturing facility. As a result of that inspection in April 1995, the Company received the first FDA warning letter in its operating history. Several issues were noted for corrective action in that letter. The Company has expeditiously taken action to address the FDA's concerns. In February 1996, the FDA began a follow-up inspection of the Company's corrective actions. As of March 15, 1997, the Company has not been informed of the result of that inspection. If the FDA finds that the Company has not corrected the deficiencies noted in the warning letter it could, among other things, issue another warning letter, prohibit new product introductions, institute a product recall or prohibit the Company from shipping products until all deficiencies are corrected to the FDA's satisfaction. The Company is cooperating fully and intends to continue to work with the FDA in all compliance matters. In February 1997, the FDA began another routine inspection of the company's operating facility. As of March 15, 1997, the Company has not been informed of the results of that inspection.

     The Company believes that it currently complies with all applicable regulations regarding the manufacture and sale of medical devices, although such regulations are subject to change and depend heavily on administrative interpretations. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, fire hazard control, and disposal of hazardous or potentially hazardous substances.

     The Company is required under Texas law to register with the Texas Department of Health with respect to the Company's maintaining radiopharmaceuticals on premises for testing and for research and development purposes. The Texas Department of Health has the authority to inspect the Company's records and facilities to ensure compliance with these regulations. The Company has in the past received notice of minor violations which have been satisfactorily resolved with no punitive action. The Company believes that adequate measures have been taken to prevent their recurrence.

     Sales of medical devices outside of the United States may be subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer than that required for FDA approval, and the requirements may differ.

     PET imaging centers must comply with regulations promulgated, in most states, by an agency of the state government, under authority delegated by the Nuclear Regulatory Commission governing the possession and use of radiopharmaceuticals for medical diagnostic procedures. In order to secure approval, a PET imaging center must submit an acceptable site plan for its scanner, employ adequate radiation safety and quality procedures, and provide a nuclear physician who meets certain training and experience standards. Cyclotrons are considered industrial devices and are therefore not covered by any FDA regulations. Currently, there are no state or federal regulations concerning the sale, marketing, or ownership of cyclotrons. However, operational licenses are required by state radiation regulatory divisions. The licensing and/or registration of cyclotrons by a state is typically handled by the state's Department of Health, Bureau of Radiation Control.

     Many states have "certificate of need" regulations that require a purchaser or user of expensive diagnostic equipment such as PET systems to obtain regulatory approval before it may purchase and install such equipment. A primary purpose of these regulations is to contain health costs by restricting the number of similar units in a particular locality. The Company has yet to experience a situation where a customer was unable to obtain such approval. However, restrictions of this nature may increase in the future through the passage of legislation and the adoption of regulatory changes as a part of overall health care reform.

BACKLOG

     The Company's backlog at December 31, 1996, consisted of purchase orders for two POSICAM(TM) systems totaling approximately $2.1 million. Additionally, in January and February 1997, the Company received orders for four (4) systems. The Company expects to deliver these systems during 1997.

PRODUCT LIABILITY AND INSURANCE

     Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. The Company has not experienced any product liability claims to date. The Company maintains liability insurance with coverage of $2 million per occurrence and an annual aggregate maximum of $3 million.

EMPLOYEES

     As of March 15, 1997, the Company employed thirty-six (36) full-time persons, twelve (12) are employed in the Company's engineering department, eleven (11) in sales, marketing and field service, seven (7) in manufacturing and six (6) in the executive and administration department. The Company believes that its relationship with its employees is satisfactory.

     On January 1, 1996, the Company entered into an employment agreement with Werner J. Haas, Ph.D. pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual base salary of $200,000, bonuses in an amount to be determined at the discretion of the Board of Directors of the Company, and participation in any employee benefit plan adopted by the Company for its employees.

     On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Dr. Haas has demanded that the Company pay to him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of March 15, 1997, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

     Gary B. Wood, Ph.D., currently Chairman of the Company's Board of Directors, has assumed the duties of President and Chief Executive Officer until selection of a replacement for Dr. Haas.

FORWARD LOOKING STATEMENTS.

     The Company's statements in the foregoing discussion not relating solely to historical matters are forward looking statements and are based upon numerous assumptions that could prove not to be accurate. Accordingly, actual events and results may materially differ from anticipated results .

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

     HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1995 and 1996 were $5,028,000 and $6,375,000, respectively. At December 31,
1996, the Company had an accumulated deficit of approximately $44,505,000.
There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that are sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate, significantly from quarter to quarter and from year to year.

     WORKING CAPITAL DEFICIENCY. At December 31, 1996, the Company had cash and cash equivalents in the amount of $382,000 compared to $102,000 at December 31, 1995. During certain times in 1996 and the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem certain management level employees have deferred payment of salaries through March 15, 1997 totaling $135,000. Additionally, the Company is in arrears to many of its vendors and suppliers.
As of March 31, 1997, such amount owed to vendors and suppliers totaled approximately $1,100,000.

     As a result of the Company's liquidity problems, its auditors, Coopers & Lybrand, L.L.P., have added an emphasis paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern. In conjunction with the financing of the proposed acquisition of GE's PET assets and technology, the Company anticipates that it will secure working capital financing totaling approximately $7 million to fund its ongoing operations until such time as the sales of its and GE's PET systems generate sufficient cash flow to fund operations, however, no assurances can be given that the Company will successfully complete such financing (See "Item 1. Risk Associated with Business Activities - General Electric Transaction"). It is the Company's intention to utilize a portion of such working capital funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.(1) Additionally, the Company believes that it will reach cash flow break-even at the point at which it is selling approximately fifteen (15) systems per year, however no assurance can be given that the Company will ever
reach such break-even level of sales (1).   (See Item 6. "Management's
Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources".)

     In the event that the Company is unable to complete its acquisition of GE's PET assets and technology, it will be necessary for it to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt or increased sales of its POSICAM(TM) systems. Although the Company has been actively pursuing the above financing alternatives in connection with its proposed acquisition of GE's PET assets, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties or that it will be able to continue as a going concern in the absence of obtaining such financing.(1)

     The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company believes that its shareholders will approve an increase in the number of authorized common shares at its Annual Meeting; however, no assurance can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

     GENERAL ELECTRIC TRANSACTION. In July 1996, the Company and General Electric Company ("GE") entered into an Acquisition Agreement (the "Agreement"), which initially expired on January 4, 1997, pursuant to which the Company agreed to purchase a portion of GE's product line relating to the design, engineering and manufacture of certain PET equipment and related cyclotron systems (the "Business"). Under the terms of the Agreement, the Company agreed to (i) purchase from GE all of the capital stock of its wholly-owned Swedish subsidiary, and (ii) purchase or license from GE substantially all of its assets which are used principally in the conduct of Business. Additionally, the Company and GE entered into a Sales and Marketing Agreement (the "Marketing Agreement") pursuant to which, subject to the conditions and limitations set forth therein, GE agreed to purchase on an exclusive basis, and the Company agreed to supply to GE, certain PET equipment and related cyclotron systems (collectively the "PET Products"). The initial term of the Marketing Agreement was for five (5) years. Subject to the conditions set forth therein, GE agreed that, during the initial term of the Marketing Agreement, GE would not, directly or indirectly engage in the design, engineering of manufacture of PET Products.

     In exchange for the sale by GE of the assets described above and the capital stock of its Swedish subsidiary, as well as the performance by GE of its obligations under the Marketing Agreement, the Company agreed to pay to GE cash of $25 million, subject to certain specified adjustments. Additionally, the Company agreed to issue to GE a number of shares of its Common Stock (the "Acquisition Stock") which, would equal 10% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and related common stock purchase warrants and the issuance and exercise of the GE Option (described below). The Company also agreed to issue to GE an option (the "GE Option") to purchase a number of shares of Common Stock which, upon exercise and conversion into shares of the Company's Common Stock, would equal 15% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and the issuance, exercise and conversion of the GE Option. The GE Option was initially exercisable for three (3) years at an exercise price of $4.25. On January 4, 1997, GE and the Company agreed to extend the expiration date of the Agreement until March 31, 1997.

     The acquisition is subject to the satisfaction or waiver of certain conditions precedent, including the Company's procurement of financing upon terms and conditions acceptable to the Company and the approval by the Company's shareholders of certain terms of the acquisition, including the issuance of the Acquisition Stock and GE Option. Under certain circumstances, if the Agreement is terminated and the termination is not due to a breach by GE of its representations, warranties or covenants set forth in the Agreement the Company is required to pay to GE a termination fee of $1.5 million if the Company enters into certain specified transactions within two (2) years of the date of termination of the Agreement.

     As of March 31, 1997, the Company has not obtained commitments for the financing required to complete the acquisition, nor has it obtained shareholder approval of the issuance of the Acquisition Stock, the GE Option or the Agreement. There is no assurance that the Company will be able to procure the required financing or that it will be successful in obtaining shareholder approval of the transaction. Failure of the Company to close the acquisition of the Business is likely to have a material adverse effect on the Company's ability to continue as a going concern. See "Item 1. Description of Business - Risk Associated with Business Activities" and "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

     Closing of the GE Acquisition did not occur on March 31, 1997, nor has GE agreed to extend the Agreement beyond March 31, 1997. On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it will pursue other options for its PET business. GE remains open to discussing a transaction on revised terms, if and only if, (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction continues to make business sense for both parties, and (iii) all necessary details can be agreed upon by the parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, any workable agreement will be reached by the parties.

     NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS: POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SYSTEM. The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. The Board of Governors of the National Association of Securities Dealers, Inc. (the "NASD") has established certain standards for the continued listing of a security on the Nasdaq SmallCap Market. The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $1,000,000. As of December 31, 1996, the Company had a total capital and surplus deficit of $658,000. The Company does not currently meet the minimum requirements necessary to maintain its NASDAQ stock market listing and will not meet those requirements until such time as it is able to raise capital by the sale of additional equity securities or increased sales of its POSICAM(TM) systems. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to maintain its Nasdaq SmallCap Market System listing.

     In the event that the Company is unable to satisfy Nasdaq's maintenance requirements, trading would be conducted in the "pink sheets" or the NASD's Electronic Bulletin Board. In the absence of the Common Stock being quoted on the Nasdaq SmallCap Market, as the Company does not have $2,000,000 in net tangible assets, trading in the Common Stock would be covered by rules promulgated under the Exchange Act for non-Nasdaq and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of March 14, 1997, the closing price of the Company's Common Stock was $2.093.

     The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include, in general, an equity security listed on the Nasdaq Market and an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     If the Company's Common Stock was subject to the regulations on penny stock, the market liquidity for the Common Stock would be severely affected by limiting the ability of broker/dealers to sell the Common Stock in the public market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

     NASDAQ SHAREHOLDER APPROVAL REQUIREMENT. In general, the rules governing the listing of the Company's Common Stock on the Nasdaq SmallCap Market require approval by the Company's Common Stockholders of any transaction, other than a public offering, involving the sale or issuance by the Company of its Common Stock, or securities convertible into or exercisable for Common Stock, at a price less than the greater of book or market value, which equals more than 20% of the issued and outstanding Common Stock. Under ordinary circumstances, the Company would have been required to obtain such shareholder approval before proceeding with the Company's private placement of Series A Preferred Stock. However, on February 9, 1996, the NASD granted the Company an exception to the shareholder requirement. In order to be entitled to receive the exception, the Company's Board of Directors, and the members thereof comprising the Company's Audit Committee, determined that the delay in proceeding with the Company's March, 1996 private placement of Series A Preferred Stock that would be necessary in order to obtain the required shareholder approval would seriously jeopardize the financial viability of the Company. The exception granted by the NASD required the Company to mail to all of its shareholders a letter alerting the shareholders to the Company's omission in seeking the required shareholder approval and that its Audit Committee has expressly approved the Company's reliance on such exception. The Company's reliance on such exception may have an adverse affect on the public trading price of its Common Stock.

     DILUTION. In connection with the issuance of the Series A and Series B Preferred Stock, the Company issued 1,266,690 warrants which are convertible into its Common Stock and warrants to purchase its Common Stock. The exercise of these warrants would be materially dilutive to the current issued and outstanding shares of Common Stock. As of March 15, 1997, a total of 4,168 of these warrants have been exercised and converted into Common Stock of the Company.


     SUBSTANTIAL COMPETITION AND EFFECTS OF TECHNOLOGICAL CHANGE. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from General Electric Company and Siemens Medical Systems, Inc., two major commercial manufacturers, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical concerns, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies which are more firmly established and have a greater market acceptance, including single-photon emission computed tomography ("SPECT"). There can be no assurance that the Company will be able to compete successfully against any of its competitors.

     NO ASSURANCE OF MARKET ACCEPTANCE. The POSICAM(TM) systems involve new technology that competes with more established diagnostic techniques. The purchase and installation of a PET system involves a significant capital expenditure on the part of the purchaser. A potential purchaser of a PET system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure. There can be no assurance that PET technology or the Company's POSICAM(TM) systems will be accepted by the target markets or that the Company's sales of POSICAM(TM) systems will increase or that the Company will ever be profitable.

     PATENTS AND PROPRIETARY TECHNOLOGY. The Company holds certain patent and trade secret rights relating to various aspects of its PET technology, which are of material importance to the Company and its future prospects. There can be no assurance, however, that the Company's patents will provide meaningful protection from competitors. Even if a competitor's products were to infringe on patents held by the Company, it would be costly for the Company to enforce its rights and the enforcement of its rights would divert funds and resources from the Company's operations. Furthermore, there can be no assurance that the Company's products will not infringe any patents of others.

     The Company requires each employee and/or consultant to enter into a confidentiality agreement, but there can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure of such information or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and proprietary know-how.

     GOVERNMENT REGULATION. The Company's POSICAM(TM) systems and the radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and must approve the clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA. Delays in receiving regulatory approval could have a material adverse effect on the Company's business. In addition, various foreign countries in which the Company's products are or may be marketed impose additional regulatory requirements. Further, the Company's operations and the operations of users of PET systems are subject to regulation under federal and state health and safety laws, and purchasers and users of PET systems are subject to federal and state laws and regulations regarding the purchase of medical equipment such as PET systems. All laws and regulations, including those specifically applicable to the Company, are subject to change. The Company cannot predict what effect changes in laws and regulations might have on its business. Failure to comply with applicable laws and regulatory requirements could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     CERTAIN FINANCING ARRANGEMENTS. In order to sell its POSICAM(TM) systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements. The venture arrangements have involved lower cash prices for the Company's systems in exchange for interests in the ventures, thus exposing the Company to the attendant business risks of the ventures. The Company has, in certain instances, sold its systems to financial intermediaries which have, in turn, leased the systems to users. Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its normal market prices on normal sales terms. There can be no assurance that the Company will not find it necessary to enter into similar transactions to effect future sales. The nature and extent of the Company's interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as financing arrangements rather than "sales" for financial reporting purposes. Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company's financial results.

     PRODUCT LIABILITY AND INSURANCE. The use of the Company's products entails risks of product liability. There can be no assurance that product liability claims will not be successfully asserted against the Company. The Company maintains liability insurance coverage in the amount of $2 million per occurrence and an annual aggregate maximum of $3 million. However there can be no assurance that the Company will be able to maintain such insurance in the future or, if maintained, that such insurance will be sufficient in amount to cover any successful product liability claims. Any uninsured liability could have a material adverse effect on the Company.

     NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1996, approximately $185,000 of preferred stock dividends are undeclared and unpaid by the Company.



_____________

(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated events and results described in the forward looking statement. See "Item
     1. Description of Business -- Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement.

Item 2.  DESCRIPTION OF PROPERTY

     The Company occupies a 30,000 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The facility is leased through June 2000. The current lease rate is approximately $25,000 per month and increases to approximately $35,000 per month beginning in July 1998. The Company estimates the space to be sufficient for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

     No legal proceedings are currently pending against the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In December 1993, the Company completed an initial public offering of 1,750,000 shares of Common Stock and 1,946,775 redeemable warrants (the "Redeemable Warrants") to purchase Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering there was no public market for the Company's Common Stock. The Company's Common Stock and Redeemable Warrants are currently traded on the Nasdaq SmallCap Market under the symbols POSI and POSIW, respectively. See "Item 1. Description of Business -- Risks Associated with Business Activities."

     The following sets forth the range of the high and low reported closing sales prices for the Company's Common Stock for the four quarters of 1996 and 1995, all as reported on the NASDAQ SmallCap Market.

                            1996            1995
                       --------------  --------------

                       High    Low     High    Low
                       ------  ------  ------  ------

     First Quarter     $3.438  $1.375  $5.250  $1.875
     Second Quarter     4.188   3.250   4.750   3.625
     Third Quarter      5.500   2.000   5.000   2.875
     Fourth Quarter     3.250   1.500   5.125   1.000

     There were approximately 250 holders of record of shares of Common Stock as of March 15, 1997. The Company estimates that there were also approximately 800 beneficial holders of Common Stock as of March 15, 1997.

     The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1996, approximately $185,000 of preferred stock dividends are undeclared and unpaid by the Company.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service of the Company's POSICAM(TM) systems.
To date, the Company has sold 20 POSICAM(TM) systems; 15 of which are currently in operation in leading medical facilities in the United States. In addition the Company has sold and installed two (2) POSICAM(TM) system internationally. Three (3) systems are no longer operational. Of the 15 POSICAM(TM) systems currently operating in the United States, nine (9) are in use at sites which are primarily dedicated to clinical cardiology, one (1) is primarily dedicated to oncology and five (5) are in use at multi-disciplinary research/clinical sites.

     GENERAL ELECTRIC TRANSACTION. In July 1996, the Company and General Electric Company ("GE") entered into an Acquisition Agreement (the "Agreement"), which initially expired on January 4, 1997, pursuant to which the Company agreed to purchase a portion of GE's product line relating to the design, engineering and manufacture of certain PET equipment and related cyclotron systems (the "Business"). Under the terms of the Agreement, the Company agreed to (i) purchase from GE all of the capital stock of its wholly-owned Swedish subsidiary, and (ii) purchase or license from GE substantially all of its assets which are used principally in the conduct of Business. Additionally, the Company and GE entered into a Sales and Marketing Agreement (the "Marketing Agreement") pursuant to which, subject to the conditions and limitations set forth therein, GE agreed to purchase on an exclusive basis, and the Company agreed to supply to GE, certain PET equipment and related cyclotron systems (collectively the "PET Products"). The initial term of the Marketing

Agreement was for five (5) years. Subject to the conditions set forth therein, GE agreed that, during the initial term of the Marketing Agreement, GE would not, directly or indirectly engage in the design, engineering of manufacture of PET Products.

     In exchange for the sale by GE of the assets described above and the capital stock of its Swedish subsidiary, as well as the performance by GE of its obligations under the Marketing Agreement, the Company agreed to pay to GE cash of $25 million, subject to certain specified adjustments. Additionally, the Company agreed to issue to GE a number of shares of its Common Stock (the "Acquisition Stock") which, would equal 10% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and related common stock purchase warrants and the issuance and exercise of the GE Option (described below). The Company also agreed to issue to GE an option (the "GE Option") to purchase a number of shares of Common Stock which, upon exercise and conversion into shares of the Company's Common Stock, would equal 15% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and the issuance, exercise and conversion of the GE Option. The GE Option was initially exercisable for three (3) years
at an exercise price of $4.25.   On January 4, 1997, GE and the Company agreed
to extend the expiration date of the Agreement until March 31, 1997.

     The acquisition is subject to the satisfaction or waiver of certain conditions precedent, including the Company's procurement of financing upon terms and conditions acceptable to the Company and the approval by the Company's shareholders of certain terms of the acquisition, including the issuance of the Acquisition Stock and GE Option. Under certain circumstances, if the Agreement is terminated and the termination is not due to a breach by GE of its representations, warranties or covenants set forth in the Agreement the Company is required to pay to GE a termination fee of $1.5 million if the Company enters into certain specified transactions within two (2) years of the date of termination of the Agreement.

     As of March 31, 1997, the Company had not obtained commitments for the financing required to complete the acquisition, nor has it obtained shareholder approval of the issuance of the Acquisition Stock, the GE Option or the Agreement. There is no assurance that the Company will be able to procure the required financing or that it will be successful in obtaining shareholder approval of the transaction. Failure of the Company to close the acquisition of the Business is likely to have a material adverse effect on the Company's ability to continue as a going concern. See "Item 1. Description of Business - Risk Associated with Business Activities" and "Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

     On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it will pursue other options for its PET business. GE remains open to discussing a transaction on revised terms, if and only if, (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction continues to make business sense for both parties, and (iii) all necessary details can be agreed upon by the parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, any workable agreement will be reached by the parties.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Total revenue decreased $1,752,000 or 32.9% from $5,327,000 for the year ended December 31, 1995 to $3,575,000 for the year ended December 31, 1996.

     Revenue from system sales decreased from $3,310,000 for 1995, to $650,000 for the same period in 1996, a decrease of $2,660,000 or 80.4%. Included in 1996 results is a sale of a refurbished system at $650,000 compared to 1995 which included three sales of the HZ series systems.

     In the third quarter of 1995, the Company shipped its first system under a fee-per-scan contract. This system was installed and operable in the fourth quarter of 1995. Under the terms of the contract, the Company retains ownership to the POSICAM(TM) system and recognizes revenue based on the number of patients scanned on a daily basis. Fee-per-scan revenue for 1996 was $415,000 compared to $68,000 in 1995.

     Service revenue increased $561,000 or 28.8% from $1,949,000 for the year ended December 31, 1995, to $2,510,000 for the 1996 period. The increase was attributable to the booking of a system upgrade of $750,000 in 1996, offset by two service contracts which were not renewed in 1996 as well as reductions in the price of certain other service contracts.

     Gross profit in 1996 was $1,477,000 compared to $1,859,000 for 1995, a decrease of $382,000 or 20.5%. The decrease in gross profit resulted from a $1,000,000 non-recurring warranty reserve booked in the first quarter of 1996 in anticipation of possible losses to be incurred on the exchange of a scanner, explained below, and a reduction in gross profit due to three HZ sales in the 1995 period versus the sale of a refurbished system in 1996. These decreases were offset by an increase of $750,000 for the system upgrade mentioned above, the cost of which was booked in the fourth quarter of 1995, and an increase in gross profit of $201,000 for the fee-per-scan system in 1996 as compared to 1995.

     The Company was notified by the customer who purchased the initial production model HZL series scanner that the scanner was not performing to certain of the contracted for specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company. The Company has agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specification. If necessary, the Company anticipates that the defective scanner will be replaced in mid-1997. If the replacement scanner does not meet the contracted specifications, the customer could, among other things, return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, request a discount (partial refund) from the contracted purchase price. In anticipation of the potential losses to be realized in correcting these problems the Company increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

     Total operating expense increased $659,000 or 9.6% from $6,831,000 for the year ended December 31, 1995, to $7,490,00 for the same period in 1996.

     Research and development expense decreased $254,000 or 10.2% from $2,481,000 in 1995 to $2,227 in 1996, principally due to reduced personnel and program material costs.

     Selling and marketing expense decreased $453,000 or 29.8% from $1,518,000 for the year ended December 31, 1995, to $1,065,000 for the same period in 1996. The decrease is due principally to lower sales commissions in 1996 versus 1995 combined with a reduction in the number of sales and marketing personnel.

     General and administrative expense increased $1,366,000 or 48.2% from $2,832,000 in 1995 to $4,198,000 for the same 1996 period. The increase is attributable to an increase in the reserve for doubtful accounts of approximately $760,000, as well as increased professional fees, property taxes and public relations costs. The Company's sales contract with the University of Madrid requires payment to the Company based upon the number of clinical scans performed at the PET center. To date, the Company has received payment of approximately $188,000 upon shipment of the scanner and has not received any additional payments on the University's account. In anticipation of the possibility that the $813,000 balance owed by the University of Madrid would not be paid, the Company increased its allowance for doubtful accounts for the Madrid system to approximately $813,000 in the fourth quarter of 1996.

     Other income and (expense) increased $306,000, or 546.4% from ($56,000) in 1995 to $362,000 in 1996. The increase resulted principally from interest expense exceeding interest income as a result of the Company's short-term borrowing to finance its operations as well as significantly lower invested excess cash.

     As a result of the above reasons, the Company's loss increased 26.8% or $1,347,000 from $5,028,000 in 1995 to $6,375,000 in 1996.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Total revenue for the year ended December 31, 1995 was $5,327,000 a decrease of $754,000 or 12.4% from $6,081,000 for the year ended December 31, 1994.

     Revenue from system sales decreased $690,000 or 17.3% from $4,000,000 in 1994 compared to $3,310,000 in 1995. Revenue for 1994 included approximately $2,000,000 related to the sale of a cyclotron and $1,900,000 related to the sale of one POSICAM(TM) system. Revenue for 1995 included three POSICAM(TM) system sales with an average selling price of approximately $1,100,000 each.

     In the second quarter of 1995, the Company shipped its first POSICAM(TM) system under a fee per scan contract. Under the terms of the contract, the Company retains ownership to the POSICAM(TM) system and recognizes revenue and
cost based upon the number of patients scanned on a monthly basis.   Fee per
scan revenue was $68,000 in 1995 compared to $0 in 1994. (See "Item 1. Description of Business--Risk Associated with Business Activities--Certain Financing Arrangements.")

     Service revenue in 1995 was $1,949,000, a decrease of $132,000 or 6.3% from the 1994 total of $2,081,000. The decrease was principally due to the non-renewal of two service contracts included in 1994 being offset by one new contract for which the service revenue period began in January, 1995.

     Gross profit decreased from $2,664,000 in 1994 to $1,859,000 in 1995, a decrease of 30.2% or $805,000. The decrease is principally attributable to the lower average system selling prices.

     Operating expense increased $108,000 or 1.6% from $6,723,000 in 1994 to $6,831,000 in 1995. The increase was principally attributable to increased emphasis placed on various marketing programs in 1995 and increased selling costs in 1995 offset by lower research and development costs.

     Research and development expenditures decreased $196,000 or 7.3% from $2,677,000 in 1994 to $2,481,000 in 1995. The decrease was due to a special one-time compensation payment made in 1994 as well as two research grants awarded in 1994 which were not present in 1995 being offset by increased labor costs in 1995 related to research and development of the Company's HZ series POSICAM(TM) system.

     Selling and marketing expense increased by 19.5% or $248,000 to $1,518,000 in 1995, from $1,270,000 in 1994. The increase was principally due to stronger emphasis placed on various marketing programs, including market analysis of changes in the managed care portion of the health care industry. Additionally, sales commissions and travel related to additional system sales increased in 1995 over 1994.

     General and administrative expense increased 2.0% or $56,000, from $2,776,000 in 1994 to $2,832,000 in 1995. The increase was principally due to higher general and administrative salaries in 1995 as well as increased manufacturing administrative costs, offset by a decrease in the 1995 compensation accrual.

     Other income and (expense) increased $354,000 from income of $298,000 in 1994 to an expense of $56,000 in 1995. The increase resulted principally from interest expense exceeding interest income as a result of the Company's need to borrow short-term funds to finance its operations as well as significantly lower invested excess cash.

     As a result of the above reasons, the Company's loss increased 33.7% or $1,267,000 from $3,761,000 in 1994 to $5,028,000 in 1995.

NET OPERATING LOSS CARRYFORWARDS

     The Company has accumulated a significant net operating loss carryforward which may be used to reduce taxable income and related income taxes in future years. Since the closing of the Company's 1993 initial public offering and the sale in February, March and May of 1996 of 3,075,318 Shares of Series A Convertible Preferred Stock, each resulted in more than a 50% change in the ownership percentages of shareholders, the provisions of Section 382 of the Internal Revenue Code severely limit the annual utilization of the net operating loss carryforwards. In addition, the utilization of the losses to reduce future income taxes is dependent upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards will begin to expire in the year 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1996 and 1995 were $6,375,000 and $5,028,000, respectively. The Company had an accumulated deficit of $44,505,000 at December 31, 1996. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

     At December 31, 1996, the Company had cash and cash equivalents in the amount of $382,000 compared to $102,000 at December 31, 1995. During certain times in 1996 and the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem certain management level employees have deferred payment of salaries through March 15, 1997 totaling $135,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As of March 31, 1997, such
amount owed to vendors and suppliers totaled approximately $1,100,000.   This
amount excludes the nine months severance demand made by Dr. Haas. See comments under Employees above.

     As a result of the Company's liquidity problems, its auditors, Coopers & Lybrand, L.L.P., have added an explanatory paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern. In conjunction with the financing of the proposed acquisition of GE's PET assets and technology, the Company anticipates that it will secure working capital financing totaling approximately $7 million to fund its ongoing operations until such time as the sales of its and GE's PET systems generate sufficient cashflow to fund operations, however, no assurances can be given that the Company will successfully complete such financing (See "Item 1. Risk Associated with Business Activities - General Electric Transaction"). It is the Company's intention to utilize a portion of such working capital funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.(1) Additionally, the Company believes that it will reach cashflow break-even at the point at which it is selling approximately fifteen (15) systems per year, however no assurance can be given that the Company will ever reach such break-even level of sales(1).

     Due to its current liquidity problems, the Company currently is unable to fulfill its commitment to manufacture the systems in its order backlog. As mentioned above, the Company believes that it will be successful in securing the working capital necessary to fund the manufacture of these orders.

     In the event that the Company is unable to complete its acquisition of GE's PET assets and technology, it will be necessary for it to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt or increased sales of its POSICAM(TM) systems. Although the Company has been actively pursuing the above financing alternatives in connection with its proposed acquisition of GE's PET assets, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties or that it will be able to continue as a going concern in the absence of obtaining such financing.(1)

     The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company believes that its shareholders will approve an increase in the number of authorized common shares at its Annual Meeting; however, no assurance can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

     Prior to the issuance of Series A Preferred Stock in February and March 1996, discussed below, the Company also experienced significant liquidity problems and was unable to pay certain of its obligations within their standard terms. As such the Company borrowed a total of $1,313,000 during the last fiscal quarter of 1995 and first quarter of 1996 from Uro-Tech, Ltd., ("Uro-Tech") an affiliate of the Company, discussed below.

     URO-TECH LOAN. During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd., (the "Uro-Tech Loan"). The Uro-Tech Loan, as amended, bears interest at 13.8% per annum and matures on March 31, 1997. On March 31, 1997, Uro-Tech agreed to an extension of the loan agreement until April 30, 1997; all other terms and conditions of the agreement remain unchanged. The Uro-Tech Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001. The Company anticipates that the Uro-Tech Loan will be repaid with a portion of the proceeds of the funding of the acquisition of the PET assets and tecnology of GE.(1)

     BF&E LOAN. On February 7, 1996, the Company entered into a lending facility with Boston Financial & Equity Corporation pursuant to which the Company may borrow up to 80% of its outstanding qualified accounts receivable (the "BF&E Loan"). The maximum amount available under the BF&E Loan is $1,000,000 and the BF&E Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. As of March 14, 1997 the available borrowing capacity under the BF&E Loan was approximately $213,000 and $213,000 was outstanding under the BF&E Loan. The BF&E Loan, as amended, bears interest at 13.8% per year and matures on March 31, 1997. On March 31, 1997, BF&E agreed to an extension of the loan agreement until April 30, 1997, all other terms and conditions of the agreement remain unchanged. In connection with the BF&E Loan, the Company granted warrants to BF&E to purchase 45,000 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001. The warrants contain standard anti-dilution provisions and registration rights with respect to the shares of Common Stock issuable upon the exercise thereof. The Company anticipates that he BF&E Loan will be repaid with a portion of the proceeds of the funding of the acquisition of the PET assets and technology of GE.(1)

     PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK. In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. As a result of the private placement of Series A Preferred Stock, the Company currently does not have any available authorized shares of Common Stock available for issuance.

     In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, converted $650,000 of the amount payable to it into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

     PRIVATE PLACEMENT OF SERIES B PREFERRED STOCK. In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of series B Preferred Stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Each share of the Series B Preferred Stock has a liquidation preference of $50.00 and is junior to the outstanding Series A Preferred Stock. The Series B Preferred Stock and the Common Stock Purchase Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the amount of the authorized Common Stock by at lease 2,500,000 shares.

     Both of the Series A and Series B Preferred Stocks contain restrictions on the payment of dividends on the Company's Common Stock.

     PROFUTURES LOAN. On November 14, 1996, in order to fund its activities, the Company obtained a loan facility of $1,400,000 from ProFutures Bridge Capital, L.P. (The "ProFutures Loan"). The ProFutures Loan bears interest at a rate of 12% until April 1, 1997, at which time the rate increases to 15%. If any debt remains outstanding after November 30, 1997, the interest rate will increase to 18% per annum. The ProFutures Loan is secured by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. In addition, the Company granted ProFutures Bridge Capital, L.P. a ten year warrant to purchase 250,000 shares of its common stock at an exercise price of $2.40 per share. Since the ProFutures Loan was not repaid on or before April 1, 1997, the Company was required to grant to ProFutures additional warrants for the purchase of an additional 100,000 shares of its common stock. The exercise price of such additional warrants was determined based upon the average closing trading price for the Company's common stock for the ten (10) trading days prior to April 1, 1997, which was $1.91. The Company anticipates that the ProFutures Loan will be repaid with a portion of the proceeds of the funding of the acquisition of the PET assets and technology of GE.(1)

HEALTH CARE REFORMS

     The Company believes that expansion of the use of PET will ultimately depend upon favorable coverage and reimbursement policies by Medicare, Medicaid and third party medical insurance companies. The Company believes that these reimbursement policies will likely be influenced by the current movement towards health care reform.(1)

FUTURE TRENDS

     The Company believes that as the market for PET systems matures, competition among the manufacturers of PET systems will force the price of PET systems down.(1) The Company intends to continue its program of value engineering, which is designed to reduce the Company's cost of manufacturing a PET system.(1) The Company believes that the average cost of producing a PET system will decrease as volume increases.(1) The Company also believes that through a value engineering program and other cost reductions, it will be able to maintain its current gross margins on sales of its systems.(1) However, there can be no assurance that the Company can maintain its gross margin in the face of increasing price pressures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which establishes specific computation,
--------------------------------
presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock in order to simplify the computation of earnings per share and make it compatible with the standards of other countries and with that of the International Standards committee. SFAS 128 is effective for financial statements of both interim and annual periods ending after December 15, 1997.

     In March 1996, the FASB issued SFAS No. 129, Disclosure of Information
                                    ---------------------------------------
about Capital Structure, which applies to all entities and is effective for
-----------------------
financial statements for periods ending after December 15, 1997.

     The Company is currently evaluating its alternatives under SFAS No. 128 and SFAS No. 129; however, their impact on operating results when initially adopted is expected to be immaterial.

___________________

(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different from the anticipated events and results described in the forward looking statement. See "Item. 1 Description of Business -- Risks Associated with Business Activities" and "-- Third-Party Reimbursement" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement.

Item 7.  FINANCIAL STATEMENTS

     The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements exist between the Company and Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders. It is expected such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

Item 10.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders. It is expected such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders. It is expected such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders. It is expected such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

Item 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
     3.2 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
     4.1   Specimen Stock Certificate (incorporated herein by reference to
           Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
     4.2   Form of Redeemable Warrant (included as a part of Exhibit 10.71).

     4.3 Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
     4.4 Warrant Agreement dated as of February 29, 1996, between Positron Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
     4.5 Specimen Redeemable Warrant Certificate to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-KSB for the year ended December
           1995).
     4.6 Stock Purchase Warrant dated as of February 7, 1996, issued by Positron Corporation to Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
     4.7* Statement of Designation Establishing Series B 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated July 9, 1996.
     4.8* Form of Warrant Agreement dated as of July 10, 1996, between Positron Corporation and Brooks Industries Profit Sharing Plan.
    10.1 Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.2 Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.3 International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.4+  1994 Incentive and Nonstatutory Option Plan.
    10.5+ Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.6+  401(k) Retirement Plan and Trust (incorporated herein by reference to
           Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.7 Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation,
           K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.8 Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.9 Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.10 Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.11 Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.12+ Stock Purchase Warrant dated October 31, 1993, issued to Gary B.
           Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.13  Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to
           Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.14+ Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).

    10.15 Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.16+ Consulting Agreement dated February 23, 1995, effective December
           15, 1994, by and between Positron Corporation and F. David Rollo, M.D., Ph.D., FACNP.
    10.17+ Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.18+ Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
    10.19 Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.20+ Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.21 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.22 Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.23 Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.24 Stock Purchase Warrant dated as of October 31, 1993, issued to John Wilson (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.25+ Stock Purchase Warrant dated as of October 31, 1993, issued to
           Robert Guezuraga (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.26 Stock Purchase Warrant dated as of October 31, 1993, issued to Richard Ronchetti (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.27 Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company's Registration Statement on Form
           SB-2 (File No. 33-68722)).
    10.28 Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.29 Software License dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
    10.30 Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.31+ Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.32+ Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).

    10.33 Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between Positron Corporation and Continental Stock Transfer and Trust Company (including form of Warrant Certificate).
    10.34 First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
    10.35 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.36 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
    10.37 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.38 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.101 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.39 First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 to the Company's Form 10-KSB for fiscal year ended December 31, 1993).
    10.40+ Employment Agreement dated January 1, 1996 by and between Werner J.
           Haas, Ph.D. and Positron Corporation (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.41 Loan and Security Agreement made as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.42 First Modification and Extension Agreement made as of January 3, 1996, by Positron Corporation and Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.43 Second Modification and Extension Agreement made as of February 26, 1996, by Positron Corporation and Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.44 Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.45 Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.46 Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd (incorporated herein by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.47 Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.48 Security Agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.49 Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).
    10.50  Inter-Creditor Agreement (incorporated herein by reference to Exhibit
           10.50 of the Company's Annual Report on Form 10-KSB for the year ended December 1995).

    10.51* Loan Agreement between Positron Corporation and Profutures Bridge
           Capital Fund, L.P. dated November 1, 1996.
    10.52* Promissory Note dated November 14, 1996, in the principal amount of
           $1,400,000 payable to ProFutures Bridge Capital Fund, L.P.
    10.53* InterCreditor Agreement dated November 14, 1996 among Uro-Tech,
           Ltd., Boston Financial and Equity Corporation and ProFutures Bridge Capital Fund, L.P.
    10.54* Amendment to BF & E loan
    10.55* Amendment to Uro-Tech loan
    10.56* Acquisition Agreement between General Electric Company and Positron
           Corporation dated July 15, 1996.
    10.57* Purchase and Distribution Agreement between General Electric
           Company and Positron Corporation.
     11.1* Statement Regarding Computation of Per Share Loss.

_____________________


*    Filed herewith
+ Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

(b)  Form 8-K Reports:

     No current report on Form 8-K was filed by the Company during the fourth quarter of 1996.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                POSITRON CORPORATION


Date: April 8, 1997                             By: /S/ GARY G. WOOD, PH.D.
                                                    -------------------------
                                                        Gary B. Wood, Ph.D.
                                                        Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ GARY B. WOOD, PH.D.                       April 8, 1997
--------------------------------------------
Gary B. Wood, Ph.D.
Chairman of the Board, President and Chief
Executive Officer; Director
(Principal Executive Officer)

     /S/ DAVID O. RODRIGUE                    April 8, 1997
--------------------------------------------
David O. Rodrigue
Chief Financial Officer and
Secretary (Principal Financial
and Accounting Officer)

     /S/ K. LANCE GOULD, M.D.                 April 8, 1997
--------------------------------------------
K. Lance Gould, M.D.
Director

     /S/ F. DAVID ROLLO, M.D., PH.D.          April 8, 1997
--------------------------------------------
F. David Rollo, M.D., Ph.D.
Director

     /S/ JOHN H. LARAGH, M.D.                 April 8, 1997
--------------------------------------------
John H. Laragh, M.D.
Director

     /S/ RONALD B. SCHILLING, PH.D.           April 8, 1997
--------------------------------------------
Ronald B. Schilling, Ph.D.
Director

     /S/ WILLIAM S. KISER, M.D.               April 8, 1997
--------------------------------------------
William S. Kiser, M.D.
Director

                             POSITRON CORPORATION

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                          F-2

Balance Sheets as of December 31, 1995 and 1996                   F-3

Statements of Operations for the years ended
  December 31, 1995 and 1996                                      F-4

Statements of Shareholders' Deficit for the years
  ended December 31, 1995 and 1996                                F-5

Statements of Cash Flows for the years ended
  December 31, 1995 and 1996                                      F-6

Notes to Financial Statements                             F-7 to F-19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Positron Corporation:


We have audited the accompanying balance sheets of Positron Corporation as of December 31, 1995 and 1996 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              COOPERS & LYBRAND L.L.P.



Houston, Texas
April 9, 1997

                             POSITRON CORPORATION
                                BALANCE SHEETS
                                 DECEMBER 31,
                       (in thousands, except share data)


                           ASSETS                     1995        1996
                                                  --------   ---------

CURRENT ASSETS:
   Cash and cash equivalents                      $    102   $     382
   Accounts receivable, net of
     allowance for doubtful accounts
     of $53 and $813  as of
     December 31, 1995 and 1996, respectively        1,417         520
   Notes receivable                                      -         324
   Inventories                                       2,666       2,633
   Prepaid expenses                                    172         159
   Other current assets                                 58         426
                                                  --------   ---------
       Total current assets                          4,415       4,444

PLANT AND EQUIPMENT, net                             1,028         967

NOTES RECEIVABLE                                       324           -

INTANGIBLE ASSETS, net                                 131         106
                                                  --------   ---------
       Total assets                               $  5,898   $   5,517
                                                  ========   =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable, trade                        $  1,755   $   1,113
   Accrued liabilities                               1,319       2,654
   Revolving line of credit                              0          75
   Note payable to affiliate                         1,073         663
   Notes payable, other                                  -       1,335
   Unearned revenue                                    457         267
                                                  --------   ---------
       Total current liabilities                     4,604       6,107
                                                  --------   ---------
   Other liabilities                                    79          68
                                                  --------   ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Series A Preferred Stock, 8% Cumulative,
     Convertible Redeemable, $1.00 par, 0
     and 5,450,000 shares authorized at
     December 31, 1995 and 1996, respectively
     and 0 and 2,404,624 shares issued and
     outstanding at December 31, 1995 and 1996,
     respectively.                                       -       2,405
   Series B Preferred Stock, 8% Cumulative
       Convertible, Redeemable, $1.00 par, 0 and
       25,000 shares authorized, issued, and
       outstanding at December 31, 1995 and 1996,
       respectively                                      -          25
   Common stock, $0.01 par, 15,000,000 shares
         authorized,  3,637,320 and 4,312,182
         shares issued and outstanding at
         December 31, 1995 and 1996, respectively       36          43
   Additional paid-in capital                       39,309      41,374
   Accumulated deficit                             (38,130)   ( 44,505)
                                                  --------   ---------
       Total shareholders' equity (deficit)          1,215        (658)
                                                  --------   ---------
       Total liabilities and shareholders'
         equity (deficit)                         $  5,898   $   5,517
                                                  ========   =========

  The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION


                           STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31,

                       (in thousands, except share data)



                                                1995         1996
                                             -----------  -----------
REVENUES:
  System sales                               $    3,310   $      650
  Fee per scan                                       68          415
  Service and component                           1,949        2,510
                                             ----------   ----------
       Total revenues                             5,327        3,575
                                             ----------   ----------
COST OF SALES AND SERVICE:
  System sales                                    2,549          316
  Fee per scan                                       26          172
  Service, warranty and component                   893          610
  Provision for loss on system exchange               -        1,000
                                             ----------   ----------
       Total cost of sales and service            3,468        2,098
                                             ----------   ----------
GROSS PROFIT                                      1,859        1,477
                                             ----------   ----------
OPERATING EXPENSES
  Research and development                        2,481        2,227
  Selling and marketing                           1,518        1,065
  General and administrative                      2,832        4,198
                                             ----------   ----------
       Total operating expenses                   6,831        7,490
                                             ----------   ----------
LOSS FROM OPERATIONS                             (4,972)      (6,013)
                                             ----------   ----------
OTHER INCOME (EXPENSES):
  Interest income (expense)                          77         (197)
  Other income (expense)                           (133)        (164)
                                             ----------   ----------
       Total other income (expenses)                (56)        (362)
                                             ----------   ----------
NET LOSS                                     $   (5,028)  $   (6,375)
                                             ==========   ==========
NET LOSS PER COMMON SHARE                        $(1.38)      $(1.67)
                                             ==========   ==========

WEIGHTED AVERAGE COMMON SHARES USED IN
  COMPUTING NET LOSS PER SHARE                3,637,320    3,811,026
                                             ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION


                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                       (in thousands, except share data)





                             Series A Preferred Stock   Series B Preferred Stock     Common Stock    Additional
                             ------------------------   ------------------------   ---------------    Paid-In     Accumulated
                               Shares       Amount        Shares       Amount      Shares   Amount    Capital        Deficit
                             ------------------------   ------------------------   ---------------   ----------   -----------
BALANCE, January 1, 1995                                                          3,637,320  $  36   $   39,309   $   (33,102)
     Net loss                                                                                                          (5,028)
                                                                                  ---------  -----   ----------   -----------
BALANCE, December 31, 1995                                                        3,637,320     36       39,309       (38,130)
     Net loss                                                                                                          (6,375)
Issuance of Series A
  Preferred Stock            2,641,989      $   2,642                                                        52
Issuance of Series B
  Preferred Stock                                         25,000       $      25                          1,125
Conversion of Series A
  Preferred                   (670,694)          (670)                              670,694      7          663
    Stock to Common Stock
Conversion of Warrants to
  Common Stock                                                                        4,168                   8
Conversion of note payable
  to  affiliate to Series A
  Preferred Stock              433,329            433                                                       217
                             ---------      ---------   --------       ---------   --------- ------   ---------   -----------
BALANCE, December 31, 1996   2,404,624      $   2,405     25,000       $      25   4,312,182 $  43   $   41,374   $   (44,505)
                             =========      =========   ========       =========   ========= ======   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION

                           STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31,

                                (in thousands)

                                                             1995      1996
                                                         --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $ (5,028) $ (6,375)
    Adjustments to reconcile net loss to net
      cash used by operating activities-
        Depreciation                                          198       112
        Provision for doubtful accounts                       (41)      760
        Amortization of intangible assets                      25        25
        Provision for loss on exchange of system                -     1,000
        Change in assets and liabilities, net of
          non-cash transactions
            Decrease in accounts receivable                   249       137
            (Increase) decrease in inventories               (110)       33
            (Increase) decrease in prepaid expenses           (14)       13
            (Increase) in other current assets                (58)     (368)
            Decrease in other assets                            1         -
            Increase (decrease) in accounts
              payable, trade                                1,404      (642)
            Increase (decrease) in accrued liabilities       (334)      335
            Increase in revolving line of credit                0        75
            Increase (decrease) in unearned revenue           170      (190)
            (Decrease) in other liabilities                   (11)      (11)
                 Net cash used by operating activities     (3,549)   (5,096)
                                                         --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (972)      (51)
                                                         --------  --------
                 Net cash used by investing activities       (972)      (51)
                                                         --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable to affiliate                 1,073       240
    Proceeds from notes payable, other                          -     1,400
    Repayment of notes payable, other                           -       (65)
    Proceeds from issuance of Series A Preferred Stock          -     3,375
    Series A Preferred Stock issuance costs                            (681)
    Proceeds from issuance of Series B Preferred Stock          -     1,250
    Series B Preferred Stock issuance costs                     -      (100)
    Proceeds from conversion of warrants to common stock        -         8
                                                         --------  --------
                 Net cash provided by financing
                   activities                               1,073     5,427
                                                         --------  --------
NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (3,448)      280

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              3,550       102
                                                         --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $    102  $    382
                                                         ========  ========
NON-CASH FINANCING ACTIVITY:
    Conversion of note payable to affiliate
      into Series A Preferred Stock                      $      -  $    650
                                                         ========  ========

  The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION


                         NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS:

Positron Corporation (the "Company") was incorporated on December 20, 1983, in the State of Texas and commenced commercial operations during 1986. The Company designs, manufactures, markets and services its POSICAM(TM) systems, advanced medical imaging devices, utilizing positron emission tomography ("PET") technology. These systems utilize the Company's patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images. Targeted markets include medical facilities and diagnostic centers located throughout the world. POSICAM(TM) systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from two other companies which specialize in advanced medical imaging equipment.

Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1996 and 1995 were $6,375,000 and $5,028,000, respectively. The Company had an accumulated deficit of $44,505,000 at December 31, 1996. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 1996, the Company had cash and cash equivalents in the amount of $382,000 compared to $102,000 at December 31, 1995. During certain times in 1996 and the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, certain management level employees have deferred payment of first quarter 1997 salaries through March 15, 1997 totaling approximately $135,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As
of March 15, 1997, such amount owed totaled approximately $1,100,000.   In
conjunction with the financing of the proposed acquisition of General Electric Company's ("GE") PET assets and technology (see Note 12), the Company anticipates that it will obtain working capital financing sufficient for it to fund its ongoing operations until such time as the sales of its and GE's PET systems generate sufficient cashflow to fund operations. It is the Company's intention to utilize a portion of such working capital funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.

In the event that the Company is unable to complete its acquisition of GE's PET assets and technology, it will be necessary for it to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt or increased sales of its POSICAM(TM) systems. Although the Company has been actively pursuing the above financing alternatives in connection with its proposed acquisition of GE's PET assets, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to close the aforementioned acquisition or obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern.

Additionally, the Company currently has no shares of its Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that such increase in authorized shares will be approved by the Company's shareholders.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid
investments with an original maturity of three months or less.   The Company
invests in a fund with a high-credit quality financial institution. The institution invests the funds in governmental securities, repurchase agreements and money market funds. Such securities are carried at the lower of aggregate cost or quoted market value.

Inventory

Inventories are stated at the lower of cost or market and include material, labor and overhead. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Plant and Equipment

Plant and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of five to seven years. Gains or losses on dispositions are included in the statement of operations in the period incurred. Maintenance and repair cost are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting principally of patent costs, are amortized using the straight-line method over an estimated useful life of 10 years. Accumulated amortization of intangible assets amounted to $119,000 and $144,000 at December 31, 1995 and 1996, respectively.

Impairment

Periodically, the Company evaluates the carrying value of its property, plant and equipment, and long-lived assets by comparing the anticipated undiscounted future net cash flows associated with those assets to the related net book value. As of December 31, 1996, no impairment was indicated.

Revenue Recognition

Revenues from POSICAM(TM) system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Billings on incomplete contracts are classified as unearned revenue on the balance sheet.

Revenues from fee per scan contracts are recognized upon performance of patient scans.

Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Research and Development Expense

All costs related to research and development are charged to expense as incurred.

Warranty Costs

The Company accrues for the costs of product warranty on POSICAM(TM) systems at the time of shipment. Warranty periods generally range up to a maximum of one year. Actual results could differ from the amounts estimated.

Net Loss Per Common Share

Net loss per common share for the years ended December 31, 1995 and 1996 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods. All common stock equivalents were antidilutive.


Supplemental Cash Flow Data


                                                      1995            1996
                                                  -------------   -------------
                                                 (in thousands)  (in thousands)
Cash paid for interest and income taxes-
    Interest                                         $  39           $ 139
    Income taxes                                         -               -


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial
statements when the fair value of its financial   instruments is different from
the book value.  The book value of those financial instruments that are
classified as current   assets or liabilities approximates fair value because of
the short maturity of these instruments.

Reclassifications

Certain amounts have been have been reclassified in order to conform to current-year presentations.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Inventories

Inventories at December 31, 1995 and 1996, consisted of the following (in thousands):


                                     1995     1996
                                   -------  -------

                Raw materials       $2,400   $1,955
                Work in process        191       68
                Finished goods          75      610
                                    ------   ------
                Inventories          2,666    2,633
                                    ======   ======

Plant and Equipment, net:

Plant and equipment, net at December 31, 1995 and 1996, consisted of the following (in thousands):


                                                        1995       1996
                                                      ---------  ---------

Furniture and fixtures                                 $   326    $   327
Computers and peripherals                                  722        772
Leasehold improvements                                      17         17
Leased assets                                              782        782
Machinery and equipment                                    518        518
                                                       -------    -------
    Total plant and equipment                            2,365      2,416

Less - accumulated depreciation                         (1,337)    (1,449)
                                                       -------    -------
    Net plant and equipment                            $ 1,028    $   967
                                                       =======    =======

Accrued Liabilities:

Accrued liabilities at December 31, 1995 and 1996 consisted of the following (in thousands):

                                                         1995       1996
                                                       -------    -------

Royalties                                              $   192    $   234
Research grants                                             85         58
Warranty                                                   217      1,343
Compensation                                               227        130
Other                                                      598        889
                                                       -------    -------
                                                       $ 1,319    $ 2,654
                                                       =======    =======

4.    REVOLVING LINE OF CREDIT

On February 7, 1996, the Company entered into a lending facility with Boston Financial & Equity Corporation pursuant to which the Company may borrow up to 80% of its outstanding qualified accounts receivable (the "BF&E Loan"). The maximum amount available under the BF&E Loan is $1,000,000 and the BF&E Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. As of December 31, 1996, the available borrowing capacity under the BF&E Loan was approximately $100,000 and approximately $75,000 was outstanding under the BF&E Loan. The fair value of the line of credit approximates carrying value at December 31, 1996. The BF&E Loan, as amended, bears interest at 13.8% per year and matured on March 31, 1997. On March 31, 1997, BF&E agreed to an extension of the loan agreement until April 30, 1997. Other terms and conditions remain unchanged. In connection with the BF&E Loan, the Company granted warrants to BF&E to purchase 45,000 shares of Common Stock, at an exercise price of $2.00 per share (fair market value) exercisable through February 7, 2001. The warrants contain standard anti-dilution provisions and registration rights with respect to the shares of Common Stock issuable upon the exercise thereof.

5.  NOTES PAYABLE

Notes Payable, Affiliate

During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd., (the "Uro-Tech Loan"), an affiliate of the Company. The Uro-Tech Loan, as amended, bears interest at 13.8% per annum, matures on March 31, 1997. On March 31, 1997, Uro-Tech agreed to an extension of the loan agreement until April 30, 1997. Other terms and conditions of the agreement remain unchanged. The Uro-Tech Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. The fair value of the line of credit approximates carrying value at December 31, 1996. As part of the private placement of Series A Preferred Stock, $650,000 of the outstanding principal balance of the Uro-Tech Loan was converted into Series A Preferred Stock. As of December 31, 1996, approximately $663,000 was payable to Uro-Tech, Ltd. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001.

Notes Payable, Other


On November 14, 1996, in order to fund its activities, the Company obtained a loan facility of $1,400,000 from ProFutures Bridge Capital, L.P. (the "ProFutures Loan"). The ProFutures Loan bears interest at a rate of 12% until April 1, 1997, at which time, the rate increases to 15%. The loan matures June 30, 1997. For the debt outstanding after November 30, 1997, the interest rate will increase to 18% per annum. The fair value of the line of credit approximates carrying value at December 31, 1996. As of December 31, 1996, approximately $1,335,000 was outstanding under the ProFutures Loan. The ProFutures Loan is collateralized by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. In addition, the Company granted ProFutures Bridge Capital, L.P. a ten year warrant to purchase 250,000 shares of its common stock at an exercise price of $2.40 per share. If the ProFutures Loan is not repaid on or before April 1, 1997, the Company is required to grant to ProFutures additional warrants for the purchase of an additional 100,000 shares of its common stock. The exercise price of such additional warrants will be determined based upon the average closing trading price for the Company's common stock for the ten (10) trading days prior to April 1, 1997, but not less than fair market value.

6.  COMMON STOCK -- OPTIONS AND WARRANTS:

Options

In 1987, the Company established a common stock option plan (the "1987 Plan") covering directors, officers and other key employees. In November 1993, the Company canceled all options outstanding under the 1987 Plan. In connection with such cancellation, the board of directors authorized the reissuance of 38,522 options to purchase shares of common stock at 75 percent of the IPO price following the closing of an initial public offering. Such options vested and became exercisable on January 3, 1995. In addition in February 1994, the board of directors authorized the issuance of an additional 150,000 options at the same exercise price. Options granted under the 1987 Plan expire on the earlier of three months after termination of employment or ten years from the grant date.

Effective June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Nonstatutory Option Plan" (the "1994 Plan"). The 1994 Plan as amended in 1995 provides for the issuance of an aggregate of 601,833 Common Stock options to key employees, directors, and certain consultants and advisors of the Company. The 1994 Plan provides that the exercise price of Incentive Options shall not be less than the fair market value of the shares on the date of the grant. The exercise price per share of Nonstatutory options shall not be less than the par value of the Common Stock or 50% of the fair market value of the common stock on the date of grant. The 1994 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to determine the individuals to whom awards will be made, the amount of the awards, and all other terms and conditions of the awards. As of December 31, 1996, options to purchase an aggregate of 144,389 shares of common stock at a range of $2.626 - $4.125 per share, had been granted to certain key employees.

The 1994 Plan also provides that each non-employee director automatically receives options to purchase 10,500 shares of common stock as of the date such individual becomes a non-employee director and each non-employee director who is a director on the first business day following each Annual Shareholder Meeting also receives an option to purchase a number of shares of common stock having a value of $15,000 as determined by the fair market value of the common stock on the date of grant. As of December 31, 1996, options to purchase an aggregate of 163,724 shares of common stock at a range of $2.625-$4.125 per share had been granted to non-employee directors. All 1994 options expire within ten years of the date of the grant.

A summary of stock option activity is as follows:

                             Shares Issuable Under   Weighted Average
                             Outstanding Options      Exercise Price
                             --------------------    ----------------

Balance at January 1, 1995           297,572              $7.46

New grants                           316,723              $2.95
Repriced grants                      267,481              $2.63
                                    --------
Total granted                        584,204              $2.80
Exercised                                  -
Forfeited                                  -
Canceled                            (297,572)             $7.46
                                    --------

Balance at December 31, 1995         584,204              $2.80
Granted                                    -
Exercised                                  -
Forfeited                            (11,526)             $2.77
                                    --------

Balance at December 31, 1996         572,678              $2.80
                                    ========


The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") in 1995 which, if fully adopted by the Company would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related the Interpretations of APB 25 in accounting for the measurement and recognition of the Plan's cost.

The shares exercisable for vested options and the corresponding weighted average exercise price was 435,436 shares and $2.80 and 243,464 shares and $12.07 at December 31, 1996 and 1995, respectively

The following table summarizes the information about stock options outstanding at December 31, 1996:



                                 Options Outstanding                 Options Exercisable
                  ------------------------------------------------  -------------------------
  Range of                   Weighted Average       Weighted                     Weighted
Exercise Price      Shares    Remaining Term     Average Exercise    Shares  Average Exercise
                                (in years)           Price                        Price
---------------   ------------------------------------------------  -------------------------
$2.625 to $3,375    492,980      8.20                $2.63          376,194        $2.63
$3.376 to $4.125     79,698      8.66                $3.91           59,242        $3.92
                    -------                                         -------
$2.625 to $4.125    572,678      8.27                $2.80          435,436        $2.80
                    =======                                         =======

The weighted average fair value of options granted was $0 and $2.08 during the years ended December 31, 1996 and 1995, respectively. The weighted average fair value charge for options repriced was $0 and $0.54 during the years ended December 31, 1996 and 1995, respectively.

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1996 and 1995 is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair values of options awarded in both 1996 and 1995: (i) average dividend yield of 0.00%, (ii) expected volatility of 83.36%, (iii) expected life of five (5) years, and (iv) an estimated risk-free interest rate, which is different for grants awarded on different grant dates, ranging from 5.66% to 7.15%.

The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):


                             1996                     1995
                  ------------------------- ------------------------
                   As Reported   Pro Forma   As Reported   Pro Forma
                  ------------------------- ------------------------

Net Income             $(6,375)    $(6,476)      $(5,028)    $(5,504)
Earnings per
   common share        $ (1.67)    $ (1.70)      $ (1.38)    $ (1.44)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are anticipated by the Company.

Warrants

Prior to the Company's initial public offering, the Company issued warrants to the purchasers of the then outstanding Series E Preferred Stock (the "1993 Warrants"). Subject to adjustment for certain transactions, the 1993 Warrants as originally issued, were exercisable for an aggregate of 353,531 shares of Common Stock at an exercise price of $9.90. Because of certain specified anti-dilution provisions, the 1993 Warrants were exercisable for an aggregate of 519,394 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1996. The 1993 Warrants are exercisable at any time until November 30, 1998 and are entitled to the benefit of adjustments in the exercise price and in the number of shares of Common Stock or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation, merger, sale of all or substantially all of the property of the Company, or other dilutive transactions.

The 1993 Warrants are redeemable at the option of the Company at a price equal to $.10 per share of the Common Stock covered by the 1993 Warrant, on 30 days written notice, provided that the market price of the Common Stock equals or exceeds $12.544 for the 20 consecutive trading days ending within 10 days prior to the notice of redemption. The Company also granted the holders of the 1993 Warrants certain registration rights with respect to the 1993 Warrants and the Common Stock for which the 1993 Warrants are exercisable.

In connection with its initial public offering, the Company issued 3,893,550 Redeemable Warrants (the "Redeemable Warrants"). The Redeemable Warrants as originally issued were exercisable for an aggregate of 3,893,550 shares of Common Stock at an exercise price of $8.25 per share. Because of their anti-dilution provisions the Redeemable Warrants were exercisable for an aggregate of 5,646,798 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1995. The Redeemable Warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of Common Stock or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation, merger, sale of all or substantially all of the property of the Company, or other dilutive transactions. The Company has the right to reduce the exercise price or increase the number of shares of Common Stock issuable upon the exercise of the Redeemable Warrants.

Each Redeemable Warrant expires on December 3, 1998 (the "Expiration Date"), subject to extension. The Company may at any time extend the Expiration Date of all outstanding Redeemable Warrants for such increased period of time as it may determine.

The Company has the right at any time after March 3, 1995, to redeem the Redeemable Warrants in whole or in part for cancellation at a price of $1.25 each, by written notice to each Redeemable Warrant holder. Such notice may only be given within 10 days following any period of 20 consecutive trading days during which the average closing bid for the Common Stock (if then trading on the over-the-counter market) or the average closing price of the Common Stock (if then listed on the Nasdaq Market) equals or exceed $12.544 per share, subject to adjustment for stock dividends, splits and similar events. If the Redeemable Warrants are called for cancellation, they must be exercised prior to the close of business on the date of any such redemption and cancellation or the right to purchase the applicable shares of Common Stock is forfeited. The Company granted the holders of the Redeemable Warrants certain registration rights with respect to the Common Stock for which the Redeemable Warrants are exercisable.

A summary of warrant activity is as follows:


                                                   Number of
                                                    Shares     Exercise Price
                                                   ---------  -----------------
Balance at January 1, 1995                         4,829,713  $8.25 - $3,572.27

   1993 warrants anti-dilution provisions              8,974  $8.04
   Redeemable warrants anti-dilution provisions      112,161  $8.04
                                                   ---------

Balance at December 31, 1995                       4,950,848  $8.04 - $3,572.27

  Warrants issued in connection with the
 Series B Preferred Stock                            100,000  $2.00
 Warrants issued in connection with the
 Series A Preferred Stock                          1,537,696  $2.00
 1993 warrants anti-dilution provisions            1,112,973  $5.60
 Redeemable warrant anti-dilution provisions         102,371  $5.60
 Warrants converted to Common Stock                   -4,168
                                                   ---------

Balance at December 31, 1996                       7,799,720  $2.00 - $3,572.27
                                                   =========


No compensation expense was recognized by the Company in the accompanying
statement of operations under the provision   of APB 25 during the years ending
December 31, 1996 and 1995, respectively.

The Company has reserved 10,687,000 shares of common stock for issuance upon the exercise of all employee and non- employee director common stock options and outstanding warrants.

7.  PREFERRED STOCK:

The Company's Articles of Incorporation authorize the board of directors to issue 10,000,000 shares of preferred stock from time to time in one or more series. The board of directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.

Series A Preferred Stock

In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or the Series A Preferred Stock at the discretion of the Company The Series A Preferred Stock is senior to the Company's Series B Preferred Stock and Common Stock in liquidation. Holders of the Series A Preferred Stock may vote on an as if converted basis on any matter requiring shareholder vote. While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.

In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, converted $650,000 of the amount payable to it into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

Series B Preferred Stock

In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred Stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Eight percent (8%) dividends on the Company's Series B preferred Stock may be paid in cash or the Series B Preferred Stock. The Series B Preferred Stock is junior to the Series A Preferred Stock, but senior to the Company's Common Stock in liquidation. The Series B Preferred Stock has no voting rights other than those afforded by law as a class, however, the holder's of the Series B Preferred Stock may vote on matters directly affecting the Series B Preferred Stock or mergers and/or consolidations of the Company with another company. Dividends may not be paid or declared on the Company's Common Stock while any unpaid dividends are outstanding on the Series B Preferred Stock. The Series B Preferred Stock and the Common Stock Purchase Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the number of the authorized shares of Common Stock by at least 2,500,000 shares.

As of December 31, 1996, stated dividends of $184,078 and $948 are undeclared and unpaid on the Series A and Series B Preferred Stocks, respectively. The Company anticipates that such dividends, when declared, will be paid in the shares of Series A and Series B Preferred Stock.

8.  INCOME TAXES:

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company had net operating loss ("NOL") carry forwards for income tax purposes of approximately $38,300,000 which expire in 1999 through 2011. Since the closing of the Company's IPO resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code limit the Company's ability to utilize these NOL carry forwards to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

Deferred tax assets of $13,200,000 and $14,900,000, resulting from loss carry forwards as of December 31, 1995 and 1996, respectively, have been fully reserved. The change in the valuation allowance for the year ended December 31, 1996 was a net increase of $1,700,000 resulting primarily from operating losses incurred in 1996.

The Company has significant NOL carry forwards for which realization of tax benefits is uncertain and has no deferred income taxes as of December 31, 1995 and 1996.

9. 401(k) PLAN:

The Positron Corporation 401(k) Plan and Trust (the "Plan"), covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $35,000 and $38,000 in 1995 and 1996, respectively. Additionally, the board of directors of the Company may authorize additional contributions. No Company contributions have been made as of December 31, 1996.


10. RELATED-PARTY TRANSACTIONS:

The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's compensation committee, subject to the approval of the board of directors. To date, the Company has not paid any bonuses pursuant to the incentive compensation plan.

Pursuant to agreements entered into in November 1993, the Company extended loans to a current board member and a former board member in order to provide each of them with funds to satisfy their respective personal income tax liability arising out of the conversion of certain Positron Corporation Promissory Notes into Common Stock. Such agreements were entered into by the Company in connection with the IPO and in consideration of certain concessions made by the board member and former board member concerning the conversion terms under their respective Notes. Pursuant to the agreements, each of the loans were made on substantially the following terms: (i) limited to a principal amount not to exceed $175,000, (ii) interest payable at a rate of six percent per year, (iii) an initial term of three years with the principal balance being due and payable upon the expiration of the term, (iv) limited recourse against the borrower, and
(v) collateralized by Positron Corporation Common Stock owned by the borrower. In accordance with such agreements, on April 15, 1994, the Company extended a $165,817 loan to the current board member and a $158,552 loan to the former board member.

The Company has certain consulting agreements with its Chairman and a member of its board. The agreements provide for monthly consulting payments of $6,667 to each of them. The agreement with its Chairman expires in December 1998 and the agreement with the member of its board expires in 1998.

11.  COMMITMENTS AND CONTINGENCIES:

On January 1, 1996, the Company entered into an employment agreement with Werner
J. Haas, Ph.D. pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual base salary of $200,000, bonuses in an amount to be determined at the discretion of the Board of Directors of the Company, and participation in any employee benefit plan adopted by the Company for its employees.

On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas has demanded that the Company pay to him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of March 15, 1997, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

Gary B. Wood, Ph.D., currently the Company's Chairman, has assumed the additional duties of president and Chief

Executive Officer until the selection of Dr. Haas' replacement.

The Company is obligated to pay royalties of 3% of the gross revenue from sales, uses, leases, licensing or rentals of POSICAM(TM) systems, 1% each to a director of the Company and two other unrelated entities.

The Company leases its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from two to five years. Rental expense for operating leases Future minimum lease rental payments amounted to approximately $256,000 per year for the years ended December 31, 1995 and 1996, respectively. required under noncancelable operating leases that expire subsequent to December 31, 1996, are as follows (in thousands):


              1997                                 $  301
              1998                                    361
              1999                                    421
              2000                                    210
                                                   ------
                 Total minimum lease payments      $1,293
                                                   ======

12.  GENERAL ELECTRIC TRANSACTION

In July 1996, the Company and GE entered into an Acquisition Agreement (the "Agreement"), which initially expired on January 4, 1997, pursuant to which the Company agreed to purchase a portion of GE's product line relating to the design, engineering and manufacture of certain PET equipment and related cyclotron systems (the "Business"). Under the terms of the Agreement, the Company agreed to (i) purchase from GE all of the capital stock of its wholly-owned Swedish subsidiary, and (ii) purchase or license from GE substantially all of its assets which are used principally in the conduct of the Business. Additionally ,the Company and GE entered into a Sales and Marketing Agreement (the "Marketing Agreement") pursuant to which, subject to the conditions and limitations set forth therein, GE agreed to purchase on an exclusive basis, and the Company agreed to supply to GE, certain PET equipment and related cyclotron systems (collectively the "PET Products"). The initial term of the Marketing Agreement was for five (5) years. Subject to the conditions set forth therein, GE agreed that, during the initial term of the Marketing Agreement, GE would not, directly or indirectly engage in the design, engineering of manufacture of PET Products.

In exchange for the sale by GE of the assets described above and the capital stock of its Swedish subsidiary, as well as the performance by GE of its obligations under the Marketing Agreement, the Company agreed to pay to GE cash of $25 million, subject to certain specified adjustments. Additionally, the Company agreed to issue to GE a number of shares of its Common Stock (the "Acquisition Stock") which, would equal 10% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and related common stock purchase warrants and the issuance and exercise of the GE Option (described below). The Company also agreed to issue to GE an option (the "GE Option") to purchase a number of shares of Common Stock which, upon exercise and conversion into shares of the Company's Common Stock, would equal 15% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and the issuance, exercise and conversion of the GE Option. The GE Option was initially exercisable for three (3) years at an exercise price of $4.25 per share. On January 4, 1997, GE and the Company agreed to extend the expiration date of the Agreement until March 31, 1997.

The acquisition is subject to the satisfaction or waiver of certain conditions precedent, including the Company's procurement of financing upon terms and conditions acceptable to the Company and the approval by the Company's shareholders of certain terms of the acquisition, including the issuance of the Acquisition Stock and GE Option. Under certain circumstances, if the Agreement is terminated and the termination is not due to a breach by GE of its representations, warranties or covenants set forth in the Agreement the Company is required to pay to GE a termination fee of $1.5 million if the Company enters into certain specified transactions within two (2) years of the date of termination of the Agreement.

As of March 31, 1997, the Company has not obtained commitments for the financing required to complete the acquisition, nor has it obtained shareholder approval of the issuance of the Acquisition Stock, the GE Option or the Agreement. There is no assurance that the Company will be able to procure the required financing or that it will be successful in obtaining shareholder approval of the transaction. Failure of the Company to close the acquisition of the Business or obtain an alternate source of capital is likely to have a material and adverse effect on the Company's ability to continue as a going concern.

Closing of the GE Acquisition did not occur on March 31, 1997, nor has GE agreed to extend the Agreement beyond March 31, 1997. On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it will pursue other options for its PET business. GE remains open to discussing a transaction on revised terms, if and only if, (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction continues to make business sense for both parties, and (iii) all necessary details can be agreed upon by the parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, any workable agreement will be reached by the parties.

13.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which establishes specific computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock in order to simplify the computation of earnings per share and make it compatible with the standards of other countries and with that of the International Standards committee. SFAS 128 is effective for financial statements of both interim and annual periods ending after December 15, 1997.

In March 1996, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure, which applies to all entities and is effective for financial statements of periods ending after December 15, 1997.

The Company is currently evaluating its alternatives under both SFAS No. 128 and No. 129; however, their impact on operating results when initially adopted is expected to be immaterial.