Form 10QSB
period 1997-03-31
POSITRON CORP
filed 1997-06-19
CIK 844985

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 1997
                                      --------------------------------

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER   0-24092

                             POSITRON CORPORATION
       -----------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            TEXAS                                            76-0083622
-------------------------------                         -------------------
(STATE OF OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
          -----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                 281-492-7100
               ------------------------------------------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

YES [X]    NO [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES [ ]    NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF JUNE 12, 1997: 4,608,610

================================================================================

                             POSITRON CORPORATION
               Form 10-QSB for the quarter ended March 31, 1997

                                     INDEX

                                                                        Page

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              BALANCE SHEETS AS OF DECEMBER 31, 1996                      1
                AND MARCH 31, 1997
              STATEMENTS OF OPERATIONS FOR THE THREE                      2
                MONTHS ENDED MARCH 31, 1996 AND 1997
              STATEMENTS OF CASH FLOWS FOR THE THREE                      3
                MONTHS ENDED MARCH 31, 1996 AND 1997
              NOTES TO FINANCIAL STATEMENTS                               4

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR                     6
                PLAN OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           8
     ITEM 2.  CHANGES IN SECURITIES                                       8
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             8
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                          8
                SECURITY HOLDERS
     ITEM 5.  OTHER INFORMATION                                           8
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            8
              SIGNATURE                                                   9

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POSITRON CORPORATION
                                Balance Sheets
                       (in thousands, except share data)

                                         December 31, 1996    March 31, 1997
                                         -----------------    ---------------
ASSETS:                                                         (unaudited)
-------
Current Assets:
  Cash and cash equivalents                 $      382          $       0
  Accounts receivable                              520                675
  Notes receivable                                 324                324
  Inventory                                      2,633              2,654
  Prepaid expenses                                 159                141
  Other current assets                             426                331
                                            ----------          ---------
     Total current assets                        4,444              4,125

Plant and Equipment, net                           967                906

Intangible Assets, net                             106                100
                                            ----------          ---------
      Total assets                          $    5,517          $   5,131
                                            ==========          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
------------
Current Liabilities:
  Accounts payable, trade                   $    1,113          $   1,432
  Accrued liabilities                            2,654              3,007
  Revolving line of credit                          75                107
  Notes payable to affiliate                       663                663
  Notes payable, other                           1,335              1,294
  Unearned revenue                                 267                540
                                            ----------          ---------
     Total current liabilities                   6,107              7,043
                                            ----------          ---------
Other Liabilities                                   68                 66
                                            ----------          ---------

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par, 15,000,000
    shares authorized 4,312,182 and
    4,608,610 issued and outstanding
    at December 31, 1996 and
    March 31, 1997                                  43                 46
  Preferred stock, Series A 8%
    Cumulative Convertible
    Redeemable, $1.00 par, 2,404,624
    shares authorized, issued and
    outstanding                                  2,405              2,405
  Preferred stock, Series B 8%
    Cumulative Convertible
    Redeemable, $1.00 par, 25,000
    shares authorized, issued and
    outstanding                                     25                 25
  Additional paid-in capital                    41,374             41,386
  Accumulated deficit                          (44,505)           (45,840)
                                            ----------          ---------
     Total shareholders' deficit                  (658)            (1,978)
                                            ----------          ---------
     Total liabilities and shareholders'
       equity                               $    5,517          $   5,131
                                            ==========          =========


The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                            Statement of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                          Three months ended March 31,
                                          ----------------------------
                                                1996         1997
                                             -----------  -----------
REVENUE:
--------
  System sales                               $      650   $
  Fee per scan                                      139          123
  Service and components                            416          499
                                             ----------   ----------
                                                  1,205          622
                                             ----------   ----------

Cost of system sales                                316
Cost of fee per scan                                 48           39
Cost of service and components                      109          108
Provision for loss on system exchange             1,000
                                             ----------   ----------
                                                  1,473          147
                                             ----------   ----------

Gross profit                                       (268)         475
                                             ----------   ----------
OPERATING EXPENSE:
------------------
  Research and development                          535          474
  Selling and marketing                             241          201
  General and administrative                        996          995
                                             ----------   ----------
                                                  1,772        1,670
                                             ----------   ----------

Operating loss                                   (2,040)      (1,195)
                                             ----------   ----------
OTHER INCOME (EXPENSE):
-----------------------
Interest and other income                            77            2
Interest and other expense                         (114)        (141)
                                             ----------   ----------

                                                    (37)        (139)
                                             ----------   ----------
Net  loss                                    $   (2,077)  $   (1,334)
                                             ==========   ==========
Net loss per share                                $(.57)       $(.30)
                                             ==========   ==========
Weighted average shares used in computing     3,637,320    4,473,566
  net loss per share                         ==========   ==========



The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                           Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)



                                                          Three months ended March 31,
                                                          ----------------------------
                                                               1996       1997
                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net loss                                                 $ (2,077)   $(1,334)
    Adjustments to reconcile net loss to net cash
        used by operating activities -
     Depreciation                                                  92         61
     Amortization of intangible assets                              6          6
     Change in assets and liabilities -
       (Increase) decrease in accounts receivable                (187)      (155)
       (Increase) decrease in inventories                         270        (21)
       (Increase) decrease in prepaid expenses                     16         18
       (Increase) decrease in other current assets                 (7)        95
       Increase (decrease) in accounts payable, trade            (899)       319
       Increase (decrease) in accrued liabilities                 975        353
       Increase (decrease) in notes payable to affiliate         (410)
       Increase (decrease) in revolving line of credit             --         32
       Increase (decrease) in unearned revenue                   (271)       273
       Increase (decrease) in other liabilities                    (2)        (2)
                                                             --------    -------
                Net cash used by operating activities          (2,494)      (355)
                                                             --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                           (11)         0
                                                             --------    -------
                Net cash provided by investing activities         (11)         0
                                                             --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from issuance of preferred stock                       2,800
Conversion of notes payable to affiliates to
  preferred stock                                                 650
Repayment of notes payable, other                                            (41)
Proceeds from exercise of warrants                                            14
Offering costs                                                   (506)
                                                             --------    -------
Net cash used by financing activities                           2,944        (27)
                                                             --------    -------
Net (decrease) increase in cash and cash equivalents              439       (382)

Cash and cash equivalents at the beginning of the period          102        382
                                                             --------    -------
Cash and cash equivalents at the end of the period           $    541    $     0
                                                             ========    =======

The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1996, as reported in the Form 10-KSB, have been omitted.

2.   Company Operations

     Since its inception the Company has been unable to sell its POSICAM/TM/ systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the quarter ended March 31, 1997 were $6,375,000 and $1,334,000, respectively. The Company had an accumulated deficit of $45,840,000 at March 31, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

     At March 31, 1997, the Company had a book overdraft of approximately $1,000 compared to cash and cash equivalents totaling approximately $382,000 at December 31, 1996. During the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, certain management level employees have deferred payment of 1997 salaries through May 30, 1997 totaling approximately $215,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As of May 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.

     Although the Company has been actively pursuing the above financing alternative, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern.

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

3.   Net Loss Per Share

     Net loss per common share for the quarters ended March 31, 1995 and 1996 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods. All common stock equivalents were anti-dilutive.

4.   Reclassifications:

     Certain amounts have been reclassified in order to conform to current-period presentations.

5.   Estimates

     The preparation of financial statements in conformity with generally
accepted accounting principles   requires management to make estimates and
assumptions that affect the reported amounts of assets   and liabilities and
disclosures of contingent assets or liabilities at the date of the financial
statements   and the reported amounts of revenues and expenses during the
reporting period.  Actual results could   differ from those estimates.

                             POSITRON CORPORATION

              (Form 10-QSB for the quarter ended March 31, 1997)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Comparison of the Results of Operations for the three months ended March 31, 1996 and 1997.

     Total revenue decreased $583,000 or 48% from $1,205,000 for the quarter ended March 31, 1996, to $622,000 for the quarter ended March 31, 1997.

     Revenue from system sales was $650,000 for the first quarter of 1996
compared to $0 in the first quarter of 1997.   Fee-per-scan revenue decreased
aproximately $16,000 or 12% due to fewer first quater 1997 scans at Buffalo
Cardiology.   Service revenue increased $83,000 or approximately 20% from
$416,00 for the quarter ended March 31, 1996, to $499,000 for the first quarter of 1997. The increase is attributable to a one time charge for the relocation of a system at a customers site which was performed by the Company in the first quarter of 1997.

     Gross profit (loss) for the first quarter of 1996 was $(268,000) compared to $475,000 for the first quarter of 1997, an increase of $743,000. The increase is due principally to lack of a provision for loss on the anticipated exchange of a scanner explained below.

     The Company was notified in early 1996 by the customer who purchased the initial production model HZL series scanner that the scanner was not performing to certain of the contracted for specifications. These specifications are higher than those customarily provided to purchasers of the HZL scanner. Additionally, the scanner experienced certain reliability problems related to detector module failures which have been corrected by the Company.

     The Company agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specification. If necessary, the Company anticipates that the defective scanner will be replaced in mid-1997. If the replacement scanner does not meet the contracted specifications, the customer could, among other things return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, request a discount (partial refund) from the contracted purchase price.

     In anticipation of the losses to be realized in correcting these problems the Company increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

     Total operating expense decreased $102,000 or approximately 6% from $1,772,000 for the quarter ended March 31, 1996, to $1,670,000 for the same quarter in 1997.

     Research and development expense decreased $61,000 or 11% from $535,000 in the first quarter of 1996 to $474,000 for the first quarter of 1997. The decrease is principally due to a reduction in personnel related costs from the first quarter of 1996 to the first quarter of 1997.

     Selling and marketing expense decreased $40,000 or 17% from $241,000 for the quarter ended March 31, 1996, to $201,000 for the quarter ended
March 31, 1997. The decrease is principally due to reduced personnel cost as well as lower travel & entertainment expenditures.

     General and administrative expense remained relatively unchanged from quarter to quarter.

     Financial Condition

     Since its inception the Company has been unable to sell its POSICAM/TM/ systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the quarter ended March 31, 1997 were $6,375,000 and $1,334,000, respectively. The Company had an accumulated deficit of $45,840,000 at March 31, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

     At March 31, 1997, the Company had a book overdraft of approximately $1,000 compared to cash and cash equivalents totaling approximately $382,000 at December 31, 1996. During the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, certain management level employees have deferred payment of 1997 salaries through May 30, 1997 totaling approximately $215,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As of May 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.(1)

     Although the Company has been actively pursuing the above financing alternative, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern.(1)

     Additionally, the Company currently has no shares of its Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that such increase in authorized shares will be approved by the Company's shareholders.(1)


(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in
     Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION

                             POSITRON CORPORATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS: THE FOLLOWING DOCUMENT IS FILED AS AN EXHIBIT TO THIS REPORT

              11.0 COMPUTATION OF LOSS PER COMMON SHARE

              27   Financial Data Schedule

          (b) REPORTS ON FORM 8-K:

              None

                                  SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POSITRON CORPORATION
                                        (Registrant)



Date: June 19, 1997                     /s/ DAVID O. RODRIGUE
                                        ---------------------------------
                                        David O. Rodrigue
                                        Vice President, Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Accounting Officer)