Form 10KSB/A
period 1996-12-31
POSITRON CORP
filed 1997-12-30
CIK 844985

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-KSB/A-2

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ____________________


                        Commission file number:0-24092

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

Documents incorporated by reference: None

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FROWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD MATERIALLY DIFFER. FACTORS THAT COULD CAUSE OF CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. DESCRIPTION OF BUSINESS - RISK ASSOCIATED WITH BUSINESS ACTIVITIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES".

Item 1.   DESCRIPTION OF BUSINESS

GENERAL

          Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufacturers, markets and services, advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM/TM/ systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM/TM/ systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The United States Food and Drug Administration approved the initial POSICAM/TM/ system for marketing in 1985, and as of December 31, 1996, the Company has sold twenty (20) POSICAM/TM/ systems, of which fifteen
(15) are in leading medical facilities in the United States, two (2) are installed in international medical institutions and three (3) are no longer operational. The Company presently markets its POSICAM/TM/ systems at list prices ranging from approximately $1.0 million to $1.8 million depending upon the configuration and equipment options of the particular system.

          The following table provides summary information regarding the Company's installed base of POSICAM/TM/ systems, which were operational as of December 31, 1996:

                                                                                                          Date of
                                                                                                          --------
Site                                       Location            Clinical Application                     Installation
----                                       --------            --------------------                     ------------
PROTOTYPE:
----------
U.T. Health Science Center                 Houston, TX         Neurology/Cardiology                            1985

POSICAM/TM/  SYSTEMS:
---------------------
Saint Joseph's Hospital                    Atlanta, GA         Cardiology                                      1988
Cleveland Clinic Foundation                Cleveland, OH       Neurology/Cardiology                            1988
Memorial Hospital                          Jacksonville, FL    Oncology/Cardiology                             1988
Kennestone Hospital                        Marietta, GA        Cardiology                                      1989
Medical City Dallas                        Dallas, TX          Cardiology                                      1990
Yale/Veterans Adm.                         New Haven, CT       Neurology/Oncology/Cardiology                   1991
Beth Israel                                New York, NY        Cardiology                                      1991
Our Lady of The Lake                       Baton Rouge, LA     Cardiology                                      1992
Crawford Long Hospital                     Atlanta, GA         Cardiology                                      1992
Hermann Hospital                           Houston, TX         Neurology/Oncology/Cardiology                   1993
Hadassah Medical Organization              Jerusalem, Israel   Neurology/Oncology/Cardiology                   1995
Bio-Metabolic, Inc.                        Detroit, MI         Cardiology/Oncology                             1995
Bergan Mercy Hospital                      Omaha, NE           Cardiology/Oncology                             1995


Buffalo Cardiology & Pulmonary

Associates                                 Buffalo             Cardiology                                      1995
University of Madrid                       Madrid, Spain       Cardiology/Oncology/Neurology                   1995
Baptist Hospital                           Nashville, TN       Cardiology/Oncology                             1996


     PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. Other advanced imaging techniques, such as magnetic resonance imaging ("MRI") and computerized axial tomography ("CAT") scans, produce anatomical and structural images, but do not image or measure biological processes. The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage and provides physicians with information, which would otherwise be unavailable, to diagnose and manage the treatment of disease. The Company believes that PET technology can lower the total cost of managing certain diseases by providing a means for early diagnosis and reduction of expensive invasive or unnecessary procedures, such as angiograms or biopsies which in addition to being costly and painful, may not be necessary or appropriate.

     Commercial utilization of PET technology commenced in the mid-1980s and the Company is one of three commercial manufacturers of PET imaging systems in the United States. Although the other two major manufacturers are substantially larger, the Company believes that its POSICAM/TM/ systems have proprietary operational and performance characteristics, which give it, certain performance advantages over other commercially available PET systems. Such performance advantages include the POSICAM systems high count-rate sensitivity, which results in faster imaging, an enhanced ability to use certain types of radiopharmaceuticals, which minimize patient exposure to radiation and its ability to minimized false positive and false negative diagnoses of disease. The industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM/TM/ systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. See "Item
1. Description of Business - Risks Associated with Business Activities-- Substantial Competition and effects of Technological Change." Based on industry information, the Company estimates that 67 PET systems are currently commercially installed in the United States. Of the PET systems currently operational in the United States, 15 systems were sold by the Company. The Company believes that the other two major manufacturers of commercial PET systems have together 37 currently operational PET systems.

     The Company's primary focus to date has been on the clinical cardiology market, where its POSICAM/TM/ systems have been used to assess diseases, such as the effect of arterial blockages and heart damage due to heart attacks. In 1994 and 1995 the Company made technological advances which allowed it to market its products to the neurological and oncological markets. Neurological applications of POSICAM/TM/ systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer's disease, Pick's disease and Parkinson's disease. In oncology, POSICAM/TM/ systems are used in the diagnosis and evaluation of tumors of the bone and various organs and tissues such as the brain, liver, colon and breast.

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

    Additionally, in January 1997, the Company entered into a sales and marketing agreement with Beijing Aerospace Chang Feng Medical ("Chang Feng") to sell the Company's products in the Peoples Republic of China ("PRC"). The initial term of the agreement is for twelve (12) months. Thereafter, the agreement is renewable at the mutual agreement of the parties. Chang Feng is Beijing, PRC based and is the largest supplier if CT and MRI imaging technology in the PRC and is a joint venture partner with General Electric Company for the manufacture and distribution of CT and MRI products.

MEDICAL IMAGING INDUSTRY OVERVIEW

     Diagnostic imaging allows a physician to assess disease, trauma r dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CAT scans, and nuclear medicine (which includes PET technology and single-photon emission computed tomography ("SPECT")). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CAT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

     The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. In addition to the estimated 67 PET systems currently operational in the United States, an additional 88 PET systems are in commercial use outside of the United States.


PET TECHNOLOGY

     The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient's bloodstream. The injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are converted into light energy, or photons. These photons are detected by the POSICAM systems. The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software. Since the concentration of the radiopharmaceutical is determined by certain functional processes in the organ, such as blood flow, metabolism or other biochemical processes, the brightness or color at each point in the PET image directly maps the vitality of the respective function at that point within the organ.

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

     PET imaging is an accurate non-invasive method of diagnosing or assessing the severity of coronary artery disease. Unlike other imaging technologies, PET technology allows a physician to determine whether blood flow to the heart muscle is normal, thereby identifying narrowed coronary arteries, and whether damaged heart muscle is viable and may benefit from treatment such as bypass surgery or angioplasty.

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

     In oncology, PET imaging is currently used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown the PET is more accurate than CAT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. Scans used t assess suspected breast cancer are still in the experimental stage. Whole body scans, however, are now routinely performed with PET to survey the body for cancer.

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

     The radiopharmaceuticals (together with the radioactive substances contained therein) employed in PET scanning are used by the organ in its natural processes (such as blood flow and metabolism) without affecting its normal function, and quickly dissipates from the body. Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which exposure is measured in units of rads. Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure the greater the potential for damage. Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies. A PET cardiac scan, using the radiopharmaceutical Rubidium-82 results in exposure of approximately 0.096 rad, while a neurology PET scan results I exposure of approximately 0.39 rad. In contrast, a typical chest X-ray results in exposure of approximately 0.15 rad and a CAT scan results in exposure to between approximately 0.5 rad and 4.0 rad, depending on the procedure.

     Radiopharmaceuticals used in PET technology can be created from many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical. Radiopharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or generator. Cyclotrons require an initial capital investment of approximately $2 million, additional capital investment for site preparation, and significant annual operating expenses. A generator requires an initial capital investment of approximately $50,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM/TM/ systems have been designed to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features which enhance their ability to use generator processed radiopharmaceuticals, thereby allowing a clinic or hospital which intends to focus on certain cardiac PET applications to avoid the significant capital and operating expenses associated with a cyclotron.

MARKETING STRATEGY

     The Company initially targeted clinical cardiology as its marketing strategy based on research conducted at the University of Texas Health Science Center in Houston, Texas which showed the commercial potential of clinician cardiology applications of PET imaging.

     The Company estimates that here are approximately 2,100 potential sites in the United States for cardiac PET systems alone. This estimate is based on a potential user base of approximately 900 hospitals with over 350 beds each, approximately 50 cardiology groups with 15 or more doctors each, and 1,200 free-standing diagnostic imaging centers and mobile facilities.

     The Company believes that it has a competitive advantage in the cardiac Pet market. POSICAM/TM/ systems have the ability to produce accurate images by using generator produced radiopharmaceuticals which can be obtained without the significant initial capital investment associated with cyclotron produced radiopharmaceuticals. The Company also believes that the high count-rate sensitivity of the POSICAM/TM/ systems, which results in faster imaging, the ability of the POSICAM/TM/ system to use generator produced radiopharmaceuticals which minimize patient exposure to radiation and certain proprietary design features of the POSICAM/TM/ systems which minimize false positive and false negative diagnoses of disease give the Company additional competitive advantage. See "Item 1. Description of Business--Risk Associated with Business Activities."

     Historically, the PET neurology market has been primarily research-oriented, but recent development have expanded the use to clinical applications including the identification of the source of uncontrollable epileptic seizures, the diagnosis of such neurological disorders as dementia, Alzheimer's disease, and the determination of stroke severity. Six POSICAM/TM/ system sites that initially utilized PET in cardiology are now expanding their use to neurological applications. In oncology, work is being conducted at major cancer and other medical centers, utilizing POSICAM/TM/ imaging to determine tumor size, monitor tumor therapy, and evaluate the effectiveness of radiotherapy and chemotherapy.

     The Company utilizes a direct sales force of three account executives to market its products in the United Stares, and ahs entered into third party distribution arrangements in order to penetrate foreign markets. Additionally, the Company has relied on referrals from users of the Company's existing base of installed scanners, clinical presentations at professional conferences by customers of the Company, and published articles in trade journals to market its systems.

     In July 1993, the Company entered in an equipment distribution agreement with Elscint in an effort to increase the market presence and sales of its POSICAM/TM/ systems in Europe, Asia and certain areas of the Middle East. Elscint is an international medical diagnostic equipment manufacturer with distribution subsidiaries located in the world's major markets. The equipment distribution agreement was for an initial term of two years and continues thereafter on a year-to-year basis. The Company may terminate the distribution agreement at any time, since at the end of the initial two-year term, Elscint had not placed orders for at least three (3) POSICAM/TM/ systems. The distribution agreement contains no minimum purchase requirements by Elscint. To date one purchase order for a POSICAM/TM/ HZL system has been received under the Elscint agreement.

     Additionally, in January 1997, the Company entered into a sales and marketing agreement with Beijing Aerospace Chang Feng Medical ("Chang Feng") to sell the Company's products in the Peoples Republic of China ("PRC"). The initial term of the agreement is for twelve (12) months. Upon expiration of the initial term, the agreement is renewable upon the mutual consent of the parties. Pursuant to the agreement Chang Feng is required to use its "best commercial efforts" to sell a minimum of two POSICAM systems during the initial term of the agreement.


THE POSICAM/TM/ SYSTEM

     At the heart of the POSICAM/TM/ system is its detector assembly which detects positron emissions and electronic circuits which pinpoint the location of those positron emissions. POSICAM systems are easy to use and are not physically confirming thereby not intimidating to patients. POSICAM scans are commonly performed on an outpatient basis.

     The Company's systems currently have the highest count rate sensitivity in the PET industry. Count rate sensitivity of an imaging system is its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The higher count rate sensitivity of the POSICAM/TM/ systems results in superior diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count rate sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, which reduces patient exposure to radiation and may reduce the capital cost to some purchasers by eliminating the need for a cyclotron for certain cardiac applications.

     The detector assembly consists of crystals, which scintillate (give off light) when exposed to positron emissions, and photomultiplier tubes, which are coupled to they crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM/TM/ detectors which unlike competing PET systems, permits the configuration of the detector crystals into overlapping series to create a higher quality image by eliminating image sampling gaps. This feature is important since under-sampling or gaps in sampling can contribute to an inaccurate diagnosis. The crystal array design also reduces "dead time" (the time interval following the detection and registering of a positron emission during which a subsequent even cannot be detected).

     The POSICAM/TM/ system currently creates the most and, the most finely spaced, image slices in the PET industry. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned and is not necessarily the angle, which a physician wishes to view. The POSICAM computer can then adjust the cross-sectional view to create an image from any designed angle. The high number of finely spaced image slices created by the POSICAM/TM/ system enhances the accuracy of the created image.

     An integral part of a POSICAM/TM/ system is its proprietary data acquisition microprocessor and its application system software. The Company's software can reconstruct an image in five seconds or less. The Company has expended substantial effort and resources to develop the computer software to insure that it is user-friendly and clinically oriented. The only personnel needed to perform clinical studies with the POSICAM/TM/ systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.

    POSICAM/TM/ HZ AND HZL. In addition to the basic POSICAM/TM/ system, the Company offers two advanced versions of its basic system which are known as the POSICAM/TM/ HZ and the POSICAM/TM/ HZL. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and otherwise scan large organs, such as the liver. The POSICAM/TM/ HZ and HZL employ new detector concepts to satisfy these needs while maintaining the high count rate sensitivity of the basic POSICAM/TM/. In May 1991, the Company received approval from the FDA to market the POSICAM/TM/ HZ and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM/TM/ HZ and HZL. In July 1993 the Company received FDA approval to market in the United States the POSICAM/TM/ HZL, which has an even larger field of view than the POSICAM/TM/ HZ facilitating whole body scanning and the scanning of large organs. As the market for PET systems matures and price sensitivity among purchasers increases, the Company believes that interest in the POSICAM/TM/ HZ, a low cost version of the POSICAM/TM/ HZL, will increase/(1)/. The Company believes that the special features of the POSICAM/TM/ HZL enhance its usefulness in oncology and neurology applications. /(1)/

     CYCLOTRON DISTRIBUTION. Since certain cardiac and all neurological and oncological applications require the use of cyclotron processed radiopharmaceuticals, the Company entered into a distribution agreement with Oxford Instruments Inc. ("Oxford") to be its exclusive North American cyclotron distributor. Under the distribution agreement the Company is able to market, install, service and maintain Oxford's cyclotrons. The distribution agreement gives Oxford the right to terminate the agreement at any time after March 1, 1994, if at that time the Company had not placed orders for at least two cyclotrons. As of that date, the Company had received only one order for a cyclotron. As a result, Oxford currently has the right to terminate the distribution agreement upon written notice to the Company. As of March 15, 1997, the Company has not received notice from Oxford indicating a desire to terminate the distribution agreement. The Company believes that if Oxford were to terminate the distribution agreement, it could enter into comparable distribution arrangements with other cyclotron manufacturers. /(1)/

CUSTOMER SERVICE AND WARRANTY

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

     The company typically provides a one-year warranty to purchasers of a POSICAM/TM/ system. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The service revenues to the Company under its standard service contract range from approximately $120,000 to $200,000 per year. The Company currently provides service to all of its POSICAM/TM/ systems, ten (10) of which are under formal service contracts. One (1) of the service contracts is automatically renewed on a month-to-month basis and one (1) automatically renews on a year-to-year basis. Of the remaining eight (8) service contracts, three (3) expire during 1997, four (4) expire in 1998, and one (1) expires in 1999. The Company is currently negotiating to extend all of the service contracts, which expire in 1997; however, there can be no assurances that such extension will be obtained.

     The Company's service goal is to maintain maximum system uptime. The Company's service organization seeks to resolve problems within 24 hours of receipt of a service call. Success of a clinical site is largely dependent on patient volume during normal working hours and therefore equipment uptime and reliability are key factors in this success. The average uptime for all installed POSICAM/TM/ systems during each of 1995 and 1996, was approximately 98%.

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

     The Company's primary competition comes from two major commercial manufacturers of PET systems, General Electric Company ("GE") and Siemens Medical Systems Inc. ("Siemens") (in a joint venture with CTI, Inc. of Knoxville, Tennessee). GE and Siemens have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business--Risk Associated with Business Activities--Substantial Competition and Effects of Technological Change and General Electric Transaction". On addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold Pet scanners in Japan but not in the United States. In general, the Company believes that the Japanese PET systems are not currently competitive with the products of the Company and its two major United States competitors.

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

     The primary competing technology in the nuclear medicine industry is SPECT. The Company believes that the primary reason that SPECT competes with PET is the lower cost of the SPECT systems. A SPECT system can cost between $175,000 and $750,000 as compared with $1.0 million to $1.8 million (depending on configuration and equipment options) for a POSICAM/TM/ system. However, the Company believes its POSICAM/TM/ systems are a better diagnostic tool in that the Company's systems are able to create more accurate images the SPECT imaging. Unlike SPECT, the radioactive substances used by the Company's systems are based on naturally occurring substances within the body and allow the POSICAM/TM/ systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image. In addition, unlike SPECT, POSICAM/TM/ systems are able to correct for image deficiencies created by absorption of photon by the body. Additionally, POSICAM/TM/ systems have higher and more uniform resolution then SPECT imagers allowing POSICAM/TM/ systems to image smaller objects without blurring. POSICAM/TM/ systems, in addition to being more accurate, can complete a scan in as little as 45 minutes, while SPECT may require as many as three separate scans spaced over 24 hours.

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

     Several manufacturers of SPECT systems are now offering multi-head systems, which have been modified to operate in coincidence mode, similar to a PET scanner. These systems achieve spatial resolutions similar to that of PET scanners, but their sensitivity and count rate are only a small fraction of that achieved by true PET scanners, making the images "noisy" and more difficult to interpret. The Company believes these systems are useful for only a very limited class of clinical PET studies using only the FDG radiotracer /(1)/. In addition, SPECT coincidence systems offer limited, if any, corrections for patient attenuation and scatter, which affects the accuracy if diagnosis. As a result, the Company believes that there will be a very limited research market for this type of coincidence imaging system /(1)/.

THIRD-PARTY REIMBURSEMENT

     POSICAM systems are purchased or leased primarily by medical institutions, which provide health care services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payors such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

MEDICARE/MEDICAID REIMBURSEMENT. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for certain PET imaging. Decisions as to such policies for major new medical procedures are typically Made by the U.S. Health Care Financing Administration ("HCFA"), based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies.

     In November 1989, OHTA commenced a review of PET imaging for cardiac scans using the generator produced radiopharmaceutical, Rubidium-82. This was preceded in 1988 by the FDA's approval of Rubidium-82 for patient imaging. In 1994 HCFA received OHTA's findings, and began evaluating the final issues relative to coverage of PET imaging utilizing Rubidium-82 for Medicare and Medicaid reimbursement. On March 23, 1995, the Company was informed that HCFA advised the drug manufacturer, Bracco Diagnostics, Inc., of the decision to reimburse Rubidium-82 for use as a PET myocardial perfusion-imaging agent.

     Additional isotopes for PET imaging such as Fluro-Deoxy-Glucose ("DG") are awaiting FDA approval. FDG has been under review since 1991. FDG is currently prepared and administered under state regulations governing the practices of pharmacy and medicine. Since the individual states regulate the production of FDG under their own laws, the drug cannot be transported across state lines without FDA approval.

     In February 1995, the FDA announced that cyclotron based PET radiopharmaceuticals such as FDG would be regulated under the provisions of the Federal Food, Drug and Cosmetic Act, which stipulates that new drugs must be the subject of approved new drug applications ("NDA's") or abbreviated new drug applications. This regulation requires that a cyclotron facility must have FDA approval before selling clinical radiopharmaceuticals for usage by PET facilities. The Company believes that most of the cardiac applications of its POSICAM/TM/ systems involve the use of Rubidium-82, which is produced by a generator rather than manufactured by a cyclotron. Therefore, the Company believes that the announced regulations concerning cyclotron-manufactured radiopharmaceuticals will not have a significant impact upon cardiac applications of its POSICAM/TM/ systems. However, as of March 15, 1997, the Company is unable to predict the overall impact of the new regulations on other applications of its POSICAM/TM/ system, which involve the use of cyclotron, manufactured radiopharmaceuticals.

     PRIVATE INSURER REIMBURSEMENT. The Company estimates that there are 1,500 private third-party insurance carriers in the United States. Most of these carriers currently consider PET imaging to be an investigational procedure and do not reimburse for procedures involving PET imaging. In 1992, however, the National Blue Cross and Blue Shield Association recommended that Pet imaging be covered for evaluation of radiotherapy and chemotherapy, and for selection of patients for surgical excision of the source of uncontrollable epileptic seizures. State Blue Cross and Blue Shield plans in Nebraska, Iowa, California and Florida have recently adopted official payment policies concerning PET cardiology applications. Aetna and Foundation Health Plan of Sacramento now cover oncologic, cardiac and neurologic PET imaging applications, and Lincoln National Life Insurance Company has developed a national policy for coverage of neurological PET imaging applications. In addition, the Company believes that approximately 650 private insurance carriers, while they do not have broad Pet reimbursement policies, reimburse for PET scans on a case-by-case basis.

     If third-party coverage for PET procedures using the POSICAM/TM/ system remains unavailable, it will likely have a material adverse effect on the Company's business, financial condition and results of operations /(1)/. Certain federal health care reforms are currently being considered by Congress, one of which would make cost effectiveness a criteria for Medicare and other third-party payor reimbursement. At this time, the Company is unable to predict what additional legislation or regulation, if any, relating tot he health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company /(1)/.

MANUFACTURING

     The Company assembles its POSICAM/TM/ scanners in a 7,000 square foot area of its 30,000 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. A typical POSICAM system can generally be assembled in two months and requires one month of testing before delivery.

     An essential component of the Company's POSICAM/TM/ systems is bismuth germinate oxide ("BGO") crystals which detect the positron emissions forming the basis for a PET image, and photomultiplier tubes, which convert the light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. BGO crystals are specially manufactured and are available from a supplier located in the United States, that is a subsidiary of a Japanese company and another supplier located in France. While the Company primarily relies on a single source for its BGO crystals, it has in the past purchased crystals from the second manufacturer and believes that it could resume such purchases at acceptable prices without significant delays. The Company purchases photomultiplier tubes from a French supplier. In the event that the supply of France photomultiplier tubes were to be interrupted, the Company believes it has the ability to source similar product from an alternate manufacturer in France /(1)/. The Company believes that multiple vendor sources exist in the United States for all other parts, for which no individual vendor is critical to production /(1)/.

     The Company maintains an active quality-assurance program, which includes manufacturing product in small lots, tracking all defects and failures, conducting area meetings, and maintaining thorough documentation and a well-kept facility. Each assembler of a part is responsible for maintaining his or her area of assembly and assuring that parts have been properly inspected and tested. The Company believes that it is in compliance with all government regulations regarding the manufacturing of its POSICAM/TM/ systems.

     The Company has not historically experienced a material production and delivery backlog. The Company currently has in place a production and delivery system capable of producing and delivering up to three POSICAM/TM/ systems per month. If the Company experienced a significant increase in the sales volume of its POSICAM/TM/ systems, the Company would be required to implement certain modifications to its existing production and delivery systems.

RESEARCH AND DEVELOPMENT

     The Company's POSICAN systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (the "Clayton Foundation"), a Houston-based, non-profit organization. Further product development and commercialization of the system has been funded by the Company.

     The Company's research and development expenses for the years ended December 31, 1995 and 1996 were $2,481,000 and $2,227,000, respectively. In addition to the Company's sponsored and funded research and development programs, the Company in the past has supplemented its research and development with a technology transfer agreement with UTHSC and currently is participating in a collaborative research efforts with selected clinical and research customers, and research grants funded through the federal government's Small Business Innovative Research ("SBIR') program.

     The Company intends to continue its research into new scintillator material and detectors, which is expected to focus on improving "dead-time" and sensitivity. The Company also intends to investigate new electronics and configurations in order to improve the system's performance and reduce the size of the cost of the scanners. Additionally, the Company intends to explore new Computer architecture to reduce the systems' cost and reduce the scanning time per patient.

     The Company has developed a neurology software analysis package with the Yale/Veterans Administration PET Center to provide imaging tools for the neurologist. The Company intends to continue its cooperative development efforts with leading research institutions to improve neurology and oncology imaging. The Company offers a clinical cardiology software package, which displays images and facilitates the diagnosis of coronary artery disease and tissue viability.

     The Company has a continuing program of enhancing and improving its software, which is aided by its collaboration with practicing physicians, and researchers who provide technical and practical advice to the Company based upon their clinical experiences with the POSICAM(TM) systems and efforts to improve clinical procedures. The Company has received input from clinical users and research collaborators, and the Company is conducting research and development on new software products. The Company expects that this research and development will result in new neurology and oncology analysis packages and clinical computer protocols and improvements in date acquisition and image reconstruction software.

PATENT AND ROYALTY ARRANGEMENTS

     The Company acquired the know-how and patent rights or positron imaging (the "Licensed Technology") from the Clayton Foundation, K. Lance Gould (a director of the Company) and Nizar A. Mullani (formerly a director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% to each of the Clayton Foundation, K. Lance Gould and Nizar A. Mullani.

     Two of the Company's patents, issued in January 1986 and February 1987 and expiring in January 2003 and February 2004, respectively, relate to the staggered crystal array design of its POSICAM systems. One additional patent issued in June 1987 and expiring in June 2004 relates to technology, which the company, by obtaining the patent, has reserved the right to use. The Company maintains certain of its patents in Germany and has applied for certain patents in Japan. In May 1993, the Company received an additional patent, which expires in May 2010, relating to the innovative light guide and detector staggering concepts used in its POSICAM(TM) HZ system.

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



GOVERNMENT REGULATIONS

     The Company's POSICAM(TM) systems and radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and approves the clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States prior to their commercialization. In addition, various foreign countries in which the Company's products are or may be marketed, impose certain regulatory requirements.

     The Company's POSICAM(TM) systems are regulated as medical devices by the FDA and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a class I, class II, or class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to the Good Manufacturing Practice ("GMP") regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices require pre-market approval from the FDA and are generally devices, which support or sustain human life or present a potential risk of illness or injury. The POSICAM systems are considered to be class II devices. However, as of March 15, 1997, the FDA has not promulgated a performance standard for PET systems. Therefore, POSICAM(TM) systems are not currently subject to such controls, nor are they subject to post market surveillance, patient registries and FDA guides.

     Before it can be commercially marketed L/C class II device must be approved by the FDA. If a medical device is "substantially equivalent" to a legally marketed class II device, the manufacturer or distributor may seek FDA clearance by filing what is known as a 510(k) pre-market notification which must be supported by data and test results. If the FDS determines that the device is substantially equivalent, then it may be marketed in the United States.

The FDA may, however, require additional date or additional test results, or may determine that a device is "not substantially equivalent." Request for additional date or test results or a "not substantially equivalent" determination could delay the Company's market introduction of new products and could have a material adverse effect on the Company's financial results and operations. The FDA is not required to respond to 510(k) pre-market notifications within a specific time period. The FDA has recently began requiring a more rigorous demonstration of substantial equivalence and in many cases the time periods required for product approvals has increased. If the FDA determines that a new product is "not substantially equivalent," then the manufacturer must undergo a lengthy Pre-Marketing Approval process which generally involves clinical trials and submission of data to prove safety and effectiveness before approval is granted.

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

     The Company is also required to register as a medical device manufacturer with the FDA. As such, the Company may be inspected from time to time by the FDA for compliance with the FDA's GMP regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA labeling requirements. The Medical Device Reporting regulation required that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. To date, no such deaths, injuries or product malfunctions have occurred. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. To date the Company has not received any notices of noncompliance from the FDA concerning GMP regulations.

     At the end of February 1995, the FDA conducted a GMP compliance inspection at the Company's manufacturing facility. As a result of that inspection in April 1995, the Company received the first FDA warning letter in its operating history. Several issues were noted for corrective action in that letter. The Company has expeditiously taken action to address the FDA's concerns. In February 1996, the FDA began a follow-up inspection of the Company's corrective actions. As of December 1, 1997, the Company has not been informed of the result of that inspection. If the FDA finds that the Company has not corrected the deficiencies noted in the warning letter it could, among other things, issue another warning letter, prohibit new product introductions, institute a product recall or prohibit the Company from shipping products until all deficiencies are corrected to the FDA's satisfaction. The Company is cooperating fully and intends to continue to work with the FDA in all compliance matters. In February 1997, the FDA began another routine inspection of the company's operation facility. As of December 1, 1997, the Company has not been informed of the results of that inspection.

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

     The Company is required under Texas law to register with the Texas Department of Health with respect to the Company's maintaining radiopharmaceuticals on premises for testing and for research and development purposes. The Texas Department of Health has the authority to inspect the Company's records and facilities to ensure compliance with these regulations. The Company has in the past received notice of minor violations, which have been satisfactorily resolved with no punitive action. The Company believes that adequate measures have been taken to prevent their recurrence.

     Sales of medical devices outside of the United States may be subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer than that required for FDA approval and the requirements may differ.

     PET imaging centers must comply with regulations promulgated, in most states, by an agency of the state government, under authority delegated by the Nuclear Regulatory Commission governing the possession and use of radiopharmaceuticals for medical diagnostic procedure. In order to secure approval, a PET imaging center must submit an acceptable site for its scanner, employ adequate radiation safety and quality procedures, and provide a nuclear physician who meets certain training and experience standards. Cyclotrons are considered industrial devices and are therefore not covered by any FDA regulations. Currently, there are no state or federal regulations concerning the sale, marketing, or ownership of cyclotrons. However, operational licenses are required by state radiation regulatory divisions. The licensing and/or registration of cyclotrons by a state is typically handled by the state's Department of Health, Bureau Radiation Control.

     Many states have "certificate of need" regulations that require a purchaser or user of expensive diagnostic equipment such as PET systems to obtain regulatory approval before it may purchase and install such equipment. A primary purpose of thesis regulations is to contain health costs by restricting the number of similar units in a particular locality. The Company has yet to experience a situation where a customer was unable to obtain such approval. However, restrictions of this mature may increase in the future through the passage of legislation and the adoption of regulatory changes as a part of overall health care reform.

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

     On January 1, 1996, the Company entered into an employment agreement with Werner J. Haas, Ph.D. pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual base salary of $200,000, bonuses in an amount of be determined at the discretion of ht Board of Directors o the Company, and participation ion any employee benefit plan adopted by the Company for its employees.

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

FORWARD LOOKING STATEMENTS

     The Company's statements in the foregoing discussion not relating solely to historical matters are forward looking statements and are based upon numerous assumptions that could prove not to be accurate. Accordingly, actual events and results may materially differ from anticipated results.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

     HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1995 and 1996 were $5,028,000 and $6,375,000, respectively. At December 31, 1996, the Company had an accumulated deficit of approximately $44,505,000. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future, if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that are sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate, significantly from quarter to quarter and from year to year.

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

     As a result of the Company's liquidity problems, its auditors, Coopers & Lybrand, L.L.P., have added an emphasis paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern. In conjunction with the financing of the proposed acquisition of GE's PET assets and technology, the Company anticipates that it will secure working capital financing totaling approximately $7 million to fund its ongoing operations until such times as the sales of its and GE's PET systems generate sufficient cash flow to fund operations, however, no assurances can be given that the Company will successfully complete such financing (See "Item 1. Risk Associated with Business Activities - General Electric Transaction"). It is the Company's intention to utilize a portion of such working capital funds to significantly reduce the level of its past due obligations to its employees, vendors, and suppliers. Additionally, the Company believes that it will reach cash flow break-even at the point at which it is selling approximately fifteen (15) systems per year, however no assurance can be given that the Company will ever reach such break-even level of sales. (See Item 6. "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources".)

     In the event that the Company is unable to complete its acquisition of GE's PET assets and technology, it will be necessary for it to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt or increased sales of its POSICAM(TM) systems. Although the Company has been actively pursuing the above financing alternatives in connection with its proposed acquisition of GE's PET assets, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties or that it will be able to continue as a gong concern in the absence of obtaining such financing.

     The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company believes that its shareholders will approve an increase in the number of authorized common shares at its Annual Meeting; however, no assurances can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

     GENERAL ELECTRIC TRANSACTION. In July 1996, the Company and General Electric Company ("GE") entered into an Acquisition Agreement (the "Agreement"), which initially expired on January 4, 1997, pursuant to which the Company agreed to purchase a portion of GE's product line relating to the design, engineering, and manufacture of certain PET equipment and related cyclotron systems (the "Business"). Under the terms of the Agreement, the Company agreed to (I) purchase from GE all of the capital stock of its wholly owned Swedish subsidiary, and (ii) purchase or license from GE substantially all of its assets which are used principally in the conduct of Business. Additionally, the Company and GE entered into a Sales and Marketing Agreement (the "Marketing Agreement") pursuant to which, subject to the conditions and limitations set forth therein GE agrees to purchase on an exclusive basis, and the Company agreed to supply to GE, certain PET equipment and related cyclotron systems (collectively the "PET Products"). The initial term of the Marketing Agreement was for five (5) years. Subject to the conditions set forth therein, GE agreed that, during the initial term of the Marketing Agreement, GE would not, directly or indirectly engage in the design, engineering or manufacturing of PET Products.

     In exchange for the sale by GE of the assets described above and the capital stock of its Swedish subsidiary, as well as the performance by GE of its obligations under the Marketing Agreement, the Company agreed to pay to GE cash of $25 million, subject to certain specified adjustments. Additionally, the Company agreed to issue to GE a number of shares of its Common Stock (the "Acquisition Stock") which, would equal 10% of the Common Stock outstanding immediately after consummation of the acquisition and issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and related common stock purchase warrants and the issuance and exercise of the GE Option (described below). The Company also agreed to issue to GE an option (the "GE Option") to purchase a number of shares of Common Stock which, upon exercise and conversion into shares of the Company's Common Stock, would equal 15% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and the issuance, exercise and conversion of the GE Option. The GE option was initially exercisable for three (3) years at an exercise price of $4.25. On January 4, 1997, GE and the Company agreed to extend the expiration date of the Agreement until March 31, 1997.

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

     As of March 31, 1997, the Company has not obtained commitments for the financing required to complete the acquisition, nor has it obtained shareholder approval of the issuance of the Acquisition Stock, the GE Option or the Agreement. There is no assurance that the Company will be able to procure the required financing or that it will be successful in obtaining shareholder approval of the transaction. Failure of the Company to close the acquisition of the Business is likely to have a material adverse effect on the Company's ability to continue as a going concern. See "Item1. Description of Business-- Risk Associated with Business Activities" and "Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources".

     Closing of the GE Acquisition did not occur on March 31, 1997, nor has GE agreed to extend the Agreement beyond March 31, 1997. On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it will pursue other options for its PET business. GE remains open to discussing a transaction on revised terms, if and only if. (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction continues to make business sense for both parties, and (iii) all necessary details can be agreed upon by parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, any workable agreement will be reached by the parties.

     NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS: POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SYSTEMS. The Company's Common Stock is currently listed on the NASDAQ SmallCap Market. The Board of Governors of the National Association of Securities Dealers, Inc. (the "NASD") has established certain standards for the continued listing of a security on the NASDAQ SmallCap Market. The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $1,000,000. As of December 31, 1996, the Company had a total capital and surplus deficit of $658,000. The Company does not currently meet the minimum requirements necessary to maintain its NASDAQ stock market listing and will not meet those requirements until such time as it is able to raise capital by sale of additional equity securities or increased sales of its POSICAM(TM) systems. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to maintain its NASDAQ SmallCap Market System listing.

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

     The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include, in general, an equity security listed on the NASDAQ Market and an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000,if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such user has been in continuous operation for less than three years, (iii) average revenue of at least $6,000,000, for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     If the Company's Common Stock was subject to the regulations on penny stock, the market liquidity for the Common Stock be severely affected by limiting the ability of broker/dealers to sell the Common Stock in the public market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely effect the market for such securities.

     NASDAQ SHAREHOLDER APPROVAL REQUIREMENT. In general, the rules governing the listing of the Company's Common Stock on the NASDAQ SmallCap Market require approval by the Company's Common Stockholders of any transaction, other than a public offering, involving the sale or issuance by the Company of its Common Stock, or securities convertible into or exercisable for Common Stock, at a price less than the greater of book or market value, which equals more than 20% of the issued and outstanding Common Stock. Under ordinary circumstances, the Company would have been required to obtain such shareholder approval before proceeding with the Company's private placement of Series A Preferred Stock. However, on February 9, 1966, the NASD granted the Company an exception to the shareholder requirement. In order to be entitled to receive the exception, the Company's Board of Directors, and the members thereof comprising the Company's Audit Committee, determined that the delay in proceeding with the Company's March, 1966 private placement of Series A Preferred Stock that would be necessary in order to obtain the required shareholder approval would seriously jeopardize the financial viability of the Company. The exception granted by the NASD required the Company to mail to all of its shareholders a letter alerting the shareholders to the Company's omission in seeking the required shareholder approval and that its Audit Committee has expressly approved the Company's reliance on such exception. The Company's reliance on such exception may have an adverse affect on the public trading price of its Common Stock.

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

     SUBSTANTIAL COMPETITION AND EFFECTS OF TECHNOLOGICAL CHANGE. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from General Electric Company and Siemens Medical Systems, Inc., two major commercial manufacturers, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical concern, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies which are more firmly established and have a greater market acceptance, including single-photon emission computed tomography ("SPECT'). There can be no assurance that the Company will be able to compete successfully against any of its competitors.

     NO ASSURANCE OF MARKET ACCEPTANCE. The POSICAM(TM) systems involve new technology that competes with more established diagnostic techniques. The purchase and installation of a PET system involves a significant capital expenditure on the part of the purchaser. A potential purchaser of a PET system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure. There can be no assurance that PET technology or the Company's POSICAM systems will be accepted by the target markets or that the Company's sales of POSICAM(TM) systems will increase or that the Company will ever be profitable.

     PATENTS AND PROPRIETARY TECHNOLOGY. The Company holds certain patent and trade secret rights relating to various aspects of its PET technology, which are of material importance to the Company and its future prospects. There can be no assurance, however, that the Company's patents will provide the meaningful protection from competitors. Even if a competitor's products were to infringes on patents held by the Company, it would be costly for the Company to enforce its rights and the enforcement of its rights would divert funds and resources from the Company's operations. Furthermore, there can be no assurance that the Company's products will not infringe on any patents of others.

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

     GOVERNMENT REGULATION. The Company's POSICAM(TM) systems and the radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and must approve the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices in the United States. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA. Delays in receiving regulatory approval could have a material adverse effect on the Company's business. In addition, various foreign countries in which the Company's products are or may be marketed impose additional regulatory requirements. Further, the Company's operations and the operations of PET systems are subject to regulation under federal and state health safety laws, and purchasers and users of PET systems are subject to federal and state laws and regulations regarding the purchase of medical equipment such as PET systems. All laws and regulations, including those specifically applicable to the Company, are subject to change. The Company cannot predict what effect changes in laws and regulations might have on its business. Failure to comply with applicable laws and regulator requirements could have material adverse effect on the Company's business, financial conditions, results of operations and cash flows.

     CERTAIN FINANCING ARRANGEMENTS. In order to sell its POSICAM(TM) systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements. The venture arrangements have involved lower cash prices for the Company's systems in exchange for interests in the ventures, thus exposing the Company to the attendant business risks of the ventures. The Company has, in certain instances, sold its systems to financial intermediaries, which have, in turn, leased the system to user. Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its normal market prices on normal sale terms. There can be no assurance that the Company will not find it necessary to enter similar transactions to effect future sales. The nature and extent of the Company's interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as financing arrangements rather than "sales" for financial reporting purposes. Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company's financial results.

     PRODUCT LIABILITY AND INSURANCE. The use of the Company's products entails risks of product liability. There can be no assurance that product liability claims will not be successfully asserted against the Company. The Company maintains liability insurance coverage in the amount of $2 million per occurrence and an annual aggregate maximum of $3 million. However, there can be no assurance that the Company will be able to maintain such insurance in the future or, if maintained, that such insurance will be sufficient in amount to cover any successful product liability claims. Any uninsured liability could have a material adverse effect on the Company.

     NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B

Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1966, approximately $185,000 of preferred stock dividends are undeclared and unpaid by the Company.

----------------------
  /(1)/ This statement is a forward-looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated events and results described in the forward-looking statement. See "Item 1. Description of Business--Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward-looking statement.


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

                                    PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          In December 1993, the Company completed an initial public offering of 1,750,000 shares of Common Stock and 1,946,775 redeemable warrants (the "Redeemable Warrants") to purchase Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering there was no public market for Company's Common Stock. The Company's Common Stock and Redeemable Warrants are currently traded on the NASDAQ SmallCap Market under the symbols POSI and POSIW, respectively. See "Item 1. Description of Business - Risks Associated with Business Activities."

          The following sets forth the range of the high and low reported closing sales prices for the Company's Common Stock for the four quarters of 1996 and 1995, all as reported on the NASDAQ SmallCap Market.

                                        1996              1995
                                       ------            ------

                                    High      Low      High     Low
                                    ----      ---      ----     ---
          First Quarter            $3.438   $1.375   $5.250   $1.875
          Second Quarter            4.188    3.250    4.750    3.625
          Third Quarter             5.500    2.000    5.000    2.875
          Fourth Quarter            3.250    1.500    5.125    1.000

          There were approximately 250 holders or record of shares of Common Stock as of March 15, 1997. The Company estimates that there were also approximately 800 beneficial holders of Common Stock as of March 15, 1997.

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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

          The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and serve of the Company's POSICAM(TM) systems; 15 of which are currently in operation in leading medical facilities in the United States. In addition the Company has sold and installed two (2) POSICAM(TM) system internationally. Three (3) systems are no longer operational. Of the 15 POSICAM(TM) systems currently operating in the United States, nine (9) are in use at sites which are primarily dedicated to clinical cardiology, one (1) is primarily dedicated to oncology and five (5) are in use in multi-disciplinary research/clinical sites.

          GENERAL ELECTRIC TRANSACTION. In July 1996, the Company and General Electric Company ("GE") entered into an Acquisition Agreement ("Agreement"), which initially expired on January 4, 1997, pursuant to which the Company agreed to purchase a portion of GE's product line relating to the design, engineering and manufacture of certain PET equipment and related cyclotron systems (the "Business"). Under the terms of the Agreement, the Company agreed to (i) purchase from GE all of the capital stock of its wholly-owned Swedish subsidiary, and (ii) purchase or license from GE substantially all of its assets which are used principally in the conduct of Business. Additionally, the Company and GE entered into a Sales and Marketing Agreement (the "Marketing Agreement") pursuant to which, subject to the conditions and limitations set forth therein, GE agreed to purchase on an exclusive basis, and the Company agreed to supply to GE, certain PET equipment and related cyclotron systems (collectively the "PET Products"). The initial term of the Marketing Agreement was for five (5) years. Subject to the conditions set forth therein, GE agreed that, during the initial term of the Marketing Agreement, GE would not, directly or indirectly engage in the design, engineering or manufacture of PET products.

          In exchange for the sale of GE of the assets described above and the capital stock of its Swedish subsidiary, as well as the performance by GE of its obligations under the Marketing Agreement, the Company agreed to pay to GE cash of $25 million, subject to certain specified adjustments. Additionally, the Company agreed to issue to GE a number of shares of its Common Stock (the "Acquisition Stock") which, would equal 10% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and related common stock purchase warrants and the issuance and exercise of the GE Option(described below). The Company also agreed to issue to GE an option (the "GE Option") to purchase a number shares of Common Stock which, upon exercise and conversion into shares of the Company's Common Stock, would equal 15% of the Common Stock outstanding immediately after consummation of the acquisition and the issuance of the Acquisition Stock, assuming conversion of all outstanding shares of the Company's convertible preferred stock and the issuance, exercise and conversion of the GE Option. The GE Option was initially exercisable for three (3) years at an exercise price of $4.25. On January 4, 1997, GE and the Company agreed to extend the expiration date of the Agreement until March 31, 1997.

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

          As of March 31, 1997, the Company had not obtained commitments for the financing required to complete the acquisition, nor has it obtained shareholder approval of the issuance of the Acquisition Stock, the GE Option or the Agreement. There is no assurance that the Company will be able to procure the required financing or that it will be successful in obtaining shareholder approval of the transaction. Failure of the Company to close the acquisition of the Business is likely to have a material adverse effect on the Company's ability to continue as a going concern. See "Item 1. Description of Business - Risk Associated with Business Activities" and Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

          On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it will pursue other options for the its PET business. GE remains open to discussing a transaction on revised terms, if and only if, (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction continues to make business sense for both parties, and (iii) all necessary details can be agreed upon by the parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, any workable agreement will be reached by the parties.

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

          The Company was notified by the customer who purchased the initial production model HZL series scanner that the scanner was not performing to certain of the contracted for specifications. These specifications are higher than those customarily provided by purchasers of the HZL scanner. Additionally, the scanner has experienced certain reliability problems related to detector module failures which are currently being corrected by the Company. The Company has agreed with the customer to replace the scanner with a new scanner if it is unable to bring the existing scanner up to the contracted specifications. If necessary, the Company anticipates that the defective scanner will be replaced in mid-1997. If the replacement scanner does not meet the contracted specifications, the customer could, among other things, return the system and demand a full refund of the approximate net purchase price of $1,500,000; or, a request a discount (partial refund) form the contracted purchase price. In anticipation of the potential losses to be realized in correcting these problems the Company increased its reserve for replacement of the scanner by $1 million in the first quarter of 1996.

          Due to the severe financial difficulties being experienced by the Company as of December 1, 1997 it has not made the necessary upgrade nor has it replaced the aforementioned scanner. The Company and the Customer have agreed to defer ultimate resolution of this matter until such time as the Company is financially stronger. The Company anticipates that the ultimate future cash costs of replacing the scanner will be significantly less than the $1 million reserve. A possible solution to the problem includes the completion and installation of a partially complete HZL scanner currently in inventory. The Company estimates that an additional $200,000 would have to be spent to complete and install this machine./(1)/ Alternatively, the Company is discussing the possibility of refunding a portion of the purchase price to the customer. The Company anticipates that such refund would not exceed $500,000./(1)/

          The Company believes that the cash required to fund either of the two mentioned alternatives will be available from operations or from the above mentioned financings. If the Company is unable to complete the mentioned financings or if operations do not generate sufficient cash flow to finance the purchase of the inventory required to complete the HZL system in inventory it is likely to have a material adverse effect on the Company's ability to remain a going concern.

          Total operating expense increased $659,000 or 9.6% from $6,831,000 for the year ended December 31, 1995, to $7,490,000 for the same period in 1996.

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

          General and administrative expenses increased $1,366,000 or 48.2% from $2,832,000 in 1995 to $4,198,000 for the same period 1996 period. The increase is attributable to an increase in the reserve for doubtful accounts of approximately $760,000, as well as increased professional fees, property taxes and public relations costs. The Company's sales contract with the University of Madrid requires payment to the Company based upon the number of clinical scans performed at the PET center. To date, the Company has received payment of approximately $188,000 upon shipment of the scanner has not received any additional payments on the University's account. In anticipation of the possibility that the $813,000 balance owed by the University of Madrid would not be paid, the Company increased its allowance for doubtful accounts for the Madrid system to approximately $813,000 in the fourth quarter of 1996.

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

          YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Total revenue for the year ended December 31, 1995 was $5,327,000 a decrease of $754,000 or 12,4% from $6,081,000 for the year ended December 31, 1994.

          Revenue from system sales decreased $690,000 or 17.3% from $4,000,000 in 1994 compared to $3,310,000 in 1995. Revenue for 1994 included approximately $2,000,000 related to the sale of a cyclotron and $1,900,000 related to the sale of one POSICAM(TM) system. Revenue for 1995 included three POSICAM(TM) system sales with an average selling price of approximately $1,100,000 each.

          In the second quarter of 1995, the Company shipped its first POSICAM(TM) system under a fee per scan contract. Under the terms of the contract, the Company retains ownership to the POSICAM(TM) system and recognizes revenue and cost based upon the number of patients scanned on a monthly basis. Fee per scan revenue was $68,000 in 1995 compared to $0 in 1994. (See "Item 1. Description of Business - Risk Associated with Business Activities - Certain Financing Arrangements.")

          Service revenue in 1995 was $1,949,000, a decrease of $132,000 or 6.3% from the 1994 total of $2,081,000. The decrease was principally due to the non-renewal of two service contracts included in 1994 being offset by one new contract for which the service revenue period began in January, 1995.

          Gross profit decreased form $2,664,000 in 1994 to $1,859,000 in 1995, a decrease of 30.2% or $805,000. The decrease is principally attributable to the lower average system selling prices.

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

          Selling and marketing expense increased by 195% or $248,000 to $1,518,000 in 1995, from $1,270,000 in 1994. The increase was principally due to stronger emphasis placed on various marketing programs, including market analysis of changes in the managed care portion of the health care industry. Additionally, sales commissions and travel related to additional system sales increased in 1995 over 1994.

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

NET OPERATING LOSS CARRY FORWARDS

The Company has accumulated a significant net operating loss carry forward which may be used to reduce taxable income and related income taxes in future years. Since the closing of the Company's 1993 initial public offering and the sale in February, March and May of 1996 of 3,075,318 Shares of Series A Convertible Preferred Stock, each resulted in more than a 50% change in the ownership percentages of shareholders, the provisions of Section 382 of the Internal Revenue Code severely limit the annual utilization of the net operating loss carry forwards. In addition, the utilization of the losses to reduce future income taxes is dependent upon the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards will begin to expire in the year 1999.

LIQUIDITY AND CAPITAL RESERVES

          Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1996 and 1995 were $6,375,000 and $5,028,000, respectively. The Company had an accumulated deficit of $44,505,000 at December 31, 1996. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

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

          As a result of the Company's liquidity problems, its auditors, Coopers & Lybrand, L.L.P., have added an explanatory paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern. In conjunction with the financing of the proposed acquisition of GE's PET assets and technology, the Company anticipates that it will secure working capital financing totaling approximately $7 million to fund its ongoing operations until such time as the sales of its and GE's PET systems generate sufficient cash flows to fund operations, however, no assurances can be given that the Company will successfully complete such financing (See Item 1. Risk Associated with Business Activities - General Electric Transaction"). It is the Company's intention to utilize a portion of such working capital funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers./(1)/ Additionally, the Company believes that it will reach cash flow break-even at the point at which it is selling approximately fifteen (15) systems per year, however no assurance can be given that the Company will ever reach such break-even level of sales /(1)/.

          Due to it current liquidity problems, the Company currently is unable to fulfill its commitment to manufacture the systems in its order backlog. As mentioned above, the Company believes that it will be successful in securing the working capital necessary to fund the manufacture of these orders.

          In the event that he Company is unable to complete its acquisition of GE's PET assets and technology, it will be necessary for it to enhance its financial position by means of raising capital by the sale of additional equity securities, the placement of additional debt or increased sales of its POSICAM(TM) systems. Although the Company has been actively pursuing the above financing alternatives in connection with its proposed acquisition of GE's PET assets, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties or that it will be able to continue as a going concern in the absence of obtaining such financing./(1)/

          The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company believes that its shareholders will approve an increase in the number of authorized common shares at its Annual Meeting, no assurance can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

          Prior to the issuance of Series A Preferred Stock in February and March 1996, discussed below, the Company also experienced significant liquidity problems and was unable to pay certain of its obligations within their standard terms. As such the Company borrowed a total of $1,313,000 during the last fiscal quarter of 1995 and first quarter of 1996 from Ro-Tech, Ltd., ("Uro-Tech") and affiliate of the Company, discussed below.

          URO-TECH LOAN. During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd., (the "Uro-Tech Loan"). The Uro-Tech Loan, as amended, bears interest at 13.8% per annum and matures on March 31, 1997. On March 31, 1997, Uro-Tech agreed to an extension of the loan agreement until April 30, 1997; all other terms and conditions of the agreement remain unchanged. The Uro-Tech Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001. The Company anticipates that the Uro-tech Loan will be repaid with a portion of the proceed of the funding of the acquisition of the PET assets and technology of GE./(1)/

          BF&E LOAN. On February 7, 1996, the Company entered into a lending facility with Boston Financial & Equity Corporation pursuant to which the Company may borrow up to 80% of its outstanding qualified accounts receivable (the "BF&E Loan"). The maximum amount available under the BF&E Loan is $1,000,000 and the BF&E Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its Pet technology. As of March 14, 1997 the available borrowing capacity under the BF&E Loan was approximately $213,000 and $213,000 was outstanding under the BF&E Loan. The BF&E Loan, as amended, bears interest at 13.8% per year and matures on March 31, 1997. On March 31, 1997, BF&E agreed to an extension of the loan agreement until April 30, 1997, all other terms and conditions of the agreement remain unchanged. In connection with the BF&E Loan, the Company granted warrants to BF&E to purchase 45,000 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 2001. The warrants contain standard anti-dilution provisions and registration rights with respect to the shares of Common Stock issuable upon exercise thereof. The Company anticipates that the BF&E Loan will be repaid with a portion of the proceeds of the funding of the acquisition of the PET assets and technology of GE./(1)/

          PRIVATE PLACEMENT OF SERIES A PREFERRED STOCK.   In February, March
and May of 1996, the Company issued 3,975,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. As a result of the private placement of Series A Preferred Stock, the Company currently does not have any available authorized shares of Common Stock available for issuance.

          In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech, converted $650,000 of the amount payable to it into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

          PRIVATE PLACEMENT OF SERIES B PREFERRED STOCK. In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common Stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred Stock. Subject to adjustment for certain anti-dilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Each share of the Series B Preferred Stock has a liquidation preference of $50.00 and is junior to the outstanding Series A Preferred Stock. The Series B Preferred Stock and the Common Stock Purchase Warrants are not convertible or exercisable until such time as the Company'' shareholders approve an amendment to its Articles of Incorporation increasing the amount of the authorized Common Stock by at least 2,500,000 shares.

          Both of the Series A and Series B Preferred Stocks contain restrictions on the payables of dividends on the Company's Common Stock.

          PROFUTURES LOAN. On November 14,1 1996, in order to fund its activities, the Company obtained a loan facility of $1,400,000 from ProFutures Bridge Capital, L.P. (the "ProFutures Loan"). The ProFutures Loan bears interest at a rate of 12% until April 1, 1997, at which time the rate increases to 15%. If any debt remains outstanding after November 30, 1997, the interest rate will increase to 18% per annum. The ProFutures Loan is secured by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. In addition, the Company granted ProFutures Bridge Capital, L.P. a ten year warrant to purchase 250,000 shares of its common stock at an exercise price of $2.40 per share. Since the ProFutures Loan was not repaid on or before April 1, 1997, the Company was required to grant ProFutures additional warrants for the purchase of and additional 100,000 shares of its common stock. The exercise price of such additional warrants was determined based upon the average closing price for the Company's common stock for the ten (10) trading days prior to April 1, 1997, which was $1.91. The Company anticipates that the ProFutures Loan will be repaid with a portion of the proceeds of the funding of the acquisition of the PET assets and technology of GE./(1)/

HEALTH CARE REFORMS

          The Company believes that expansion of the use of PET will ultimately depend upon favorable coverage and reimbursement policies by Medicare, Medicaid and third-party medical insurance companies. The Company believes that these reimbursement policies will likely be influenced by the current movement towards health care reform./(1)/

FUTURE TRENDS

          The Company believes that as the market for PET systems matures, competition among the manufacturers of PET systems will force the price of PET systems down./(1)/ The Company intends to continue its program of value engineering, which is designed to reduce the Company's cost of manufacturing a PET system./(1)/ The Company believes that the average cost of producing a PET system will decrease as volume increases./(1)/ The Company also believes that through a value-engineering program and other cost reductions, it will be able to maintain its current gross margins on sales of its systems./(1)/ However, there can be no assurance that the Company can maintain its gross margin in the face of increasing price pressures.

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

          In March 1996, the FASB issued SFAS No. 129, Disclosure of Information
                                         ---------------------------------------
about Capital Structure, which applies to all entities and is effective for
-----------------------
financial statement periods ending after December 15, 1997.

          The Company is currently evaluating it alternatives under SFAS No. 128 and SFAS No. 129; however, their impact on operating results when initially adopted is expected to be immaterial.

-------------------------------

/(1)/ This statement is a forward-looking statement that involves risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different from the anticipated events and results described in the forward-looking statement. See "Item
      1. Description of Business--Risks Associated with Business Activities" and "--Third-Party Reimbursement" for a description of various factors that could affect the ability of the Company to achieve the anticipated results described in the forward-looking statement.


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



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                        DIRECTORS AND EXECUTIVE OFFICERS

          The directors, executive officers and key employees of the Company consist of the following individuals:


         NAME                   AGE             POSITION
         ----                   ---   ----------------------------

          Gary B. Wood, Ph.D.    47   Director, Chairman of the Board and
                                      Interim Chief Executive Officer

          K. Lance Gould, M.D.   57   Director

          John H. Laragh, M.D.   69   Director

          Ronald B. Schilling,
            Ph.D.                56   Director

          William S. Kiser,
           M.D.                  68   Director

          Werner J. Haas, Ph.D.  59   Director, President and Chief
                                      Executive Officer (resigned
                                      effective February 1, 1997)

          Howard R. Baker        45   Executive Vice President

          David O. Rodrigue      49   Chief Financial Officer and Secretary

          Richard Hitchens       53   Vice President Engineering (resigned
                                      as an officer of the Company effective
                                      October 1, 1996)

          Gary B. Wood, Ph.D., has served as director and Chairman of the Board of Directors of the Company since April 1990. From October 1, 1994 to December 31, 1995, he also acted as President and Chief Executive Officer of the Company pending the selection of a new President and Chief Executive Officer. Upon the resignation of Dr. Werner J. Haas in February 1997, Dr. Wood again assumed the duties of President and CEO pending the selection of a new President and CEO.
He is President of Concorde Financial Corporation, a private investment management and consulting firm which he founded in 1981 and is the founder, chairman and a principal shareholder of OmniMed Corporation, a venture capital investment firm founded in 1986. Dr. Wood is also the founder and Chairman of Uro-Tech Management Corporation (a wholly owned subsidiary of OmniMed) founded in 1983. Both OmniMed and Uro-Tech specialize in investing in the biotechnology and healthcare industries. Dr. Wood holds a BS and MS in Electrical Engineering (with special emphasis in Biomedical Instrumentation), and an interdisciplinary Doctorate of Philosophy from Texas Tech University. Certain of the entities controlled by Dr. Wood are principal shareholders of the Company.

          K. Lance Gould, M.D., one of the inventors of the Company's POSICAMJ system, has served as a director and as Special Medical Consultant to the Company since 1984. For more than the last five years, Dr. Gould has served as a Professor of Medicine at the University of Texas Medical School in Houston. Dr. Gould holds a BA in Physics from Oberlin College and a M.D. from Western Reserve Medical School.

          John H. Laragh, M.D. has served as a director since December 1993. Dr. Laragh has been Chief of the Division of Cardiology of the Department of Medicine at the Cornell University Medical College since 1976, and Director of the Cardiovascular Center at the New York Hospital Cornell Medical Center since 1975. Dr. Laragh holds a BA and a M.D. from Cornell University.

          Ronald B. Schilling, Ph.D., has served as a director since March 1995. Since 1992 he has served as President and Chief Executive Officer of Prime-X, General Imaging, Inc., a sensor imaging technology company, and served as a consultant to other medical technology companies. From 1987 to 1992, Dr. Schilling was Senior Vice President and General Manager at Toshiba America Medical Systems, Inc., a medical technology company. Dr. Schilling holds a B.S.E.E. in electrical engineering from City College of New York, an M.S.E.E. from Princeton University, and Ph.D. from the New York Polytechnic Institute.

          William S. Kiser, M.D. has served as a Director of the Company since December 1995. Dr. Kiser has served as Vice Chairman and Chief Medical Officer of Primary Health Systems of Wayne, PA since September 1994. Prior to his current position he was associated with the Cleveland Clinic Foundation where his last position was Chairman, Board of Governors, Executive Vice President and Chief Executive from 1977 to 1989.

          Howard R. Baker has served the Company as Executive Vice President since January 1996. Prior to that time, he was Vice President, Sales from August 1992 and Regional Sales Manager from 1990 until August 1992. Mr. Baker holds a BA degree from Queens College in New York.

          David O. Rodrigue has served the Company as Chief Financial Officer and Secretary since October 1993. From May to October 1993, he was an independent financial consultant. From June 1992 to May 1993, he served as Vice President and Chief Financial Officer of SRG Holdings, Inc., a privately held distributor of industrial sealing products. From April 1991 to May 1992, Mr. Rodrigue served as Vice President Finance and Administration of Oil Field Rental Service Company, Inc., a subsidiary of Enterra Corporation, a publicly traded company. Mr. Rodrigue holds a BS degree in Economics and an MBA degree from Louisiana State University. He is also a Certified Public Accountant in the State of Texas.


Item 10.       EXECUTIVE COMPENSATION


          The following tables set forth certain information with respect to compensation paid by the Company during the years ended 1996, 1995 and 1994 and certain information regarding stock options issued to certain of the individuals who have acted during 1996 in the capacity of executive officers of the Company.

     Summary Compensation Table
     --------------------------
                                                                                      Long Term Compensation
                                                                           ---------------------------------------------------------

                            Annual Compensation                                  Awards                Payouts
                            -------------------------------------------------------------------------------------------------------

                (a)             (b)    (c)        (d)         (e)             (f)            (g)         (h)            (i)
-----------------------------------------------------------------------------------------------------------------------------------

                                                             Other Annual    Restricted      Options/                   All Other
Name and Principal            Fiscal  Salary     Bonus       Compensation    Stock Award(s)    SARs      LTIP Payouts  Compensation
    Position                   Year     ($)       ($)           ($)              ($)           (#)           ($)         ($) (x)

Gary B. Wood Ph.D.              1996   13,750      19,800     98,000 (i)      yen                          yen          -
President and Chief             1995   165,000     28,333     86,083 (ii)     -            53,636(v)       yen          -
Executive Officer (October      1994   55,000                 105,333(iii)    yen          10,500(iv)      yen          -
 1, 1994 to December 31,
 1995 and February 1, 1997
 to present)

Werner J. Haas, Ph.D.           1996   204,800                 16,600 (xi)                                              2,339
 (Resigned as CEO effective     1995       N/A
 February 1, 1997)              1994       N/A


Richard E. Hitchens             1996   115,500      8,500                                                               $1,856
Vice President, Engineering     1995   111,150     18,950      13,500 (vi)    yen          10,000 (iv)     yen           2,149
 (resigned as VP effective      1994   108,625       yen       31,500 (vi)    yen          45,000 (v)      yen           2,027
 October 1, 1996)

Howard R. Baker                 1996   153,500     10,700                     yen          12,500 (iv)     yen          2,375
Executive Vice President        1995   101,200     24,900     102,000(viii)                22,500 (ix)                  1,980
                                1994    76,825       yen         yen                                                    1,625

David O. Rodrigue               1996    96,100     13,695        yen          yen                          yen           yen
Chief Financial Officer and     1995    92,625     10,000        yen          yen          10,000 (iv)     yen           yen
 Secretary                      1994    88,500      5,000        yen          yen          10,000 (iv)     yen           yen

-----------------

(i) Represents (a) $80,000 in consulting fees paid to Dr. Wood and (b) $18,000 in directors fees.

(ii) Represents (a) $73,333 in consulting fees paid to Dr. Wood and (b) $12,750 in directors fees.

(iii) Represents (a) $83,333 in consulting fees assigned to Dr. Wood and (b) $22,000 in directors fees.

(iv) Represent options to acquire Common Stock awarded under the 1994 Incentive and Non-statutory Option Plan.

(v) Represents options to acquire 3,636 shares of Common Stock awarded under the 1994 Plan in 1995 and 50,000 options to acquire common stock issued connection with Mr. Wood's acting as interim CEO during 1995.

(vi) Represents $13,500 and $31,500 in 1995 and 1994, respectively in partial payment of a one-time parity payment made by the Company to certain of its officers and key employees.

(vii) Represents options to acquire 26,393 shares of Common Stock awarded under the 1987 Plan and options to acquire 18,607 shares of Common Stock awarded under the 1994 Incentive and Non-statutory Option Plan.

(viii) Represents $90,000 in commissions in 1995 and $12,000 in 1995 and $35,000 in 1994, respectively in partial payment of a one time parity payment made by the Company to certain of its officers and key employees.

(ix) Represents options to acquire 15,081 shares of Common Stock awarded under the 1987 Plan and options to acquire 7,419 shares of Common Stock awarded under the 1994 Incentive and Non-statutory Option Plan.

(x) These amounts represent the Company's matching contributions under its 401(k) plan. See "Item 10. Executive CompensationC401(k) Plan.

(xi) These amounts represent the Company's reimbursement of certain of Dr. Haas' living expenses during the period he served as President and CEO of the Company.

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

                               Individual Grants
                               -----------------

                     (a)                            (b)                       (c)                        (d)                (e)
-----------------------------------            -----------      -----------------------------       -----------      --------------
                    Name                         Options/       Percent of Total Options/SARs       Exercise or      Expiration Date
                                                   SARs         Granted to Employees in Fiscal       Base Price
                                               Granted (#)                   Year                      ($/Sh)

Gary B. Wood, Ph.D.                                      0                   N/A                       N/A               N/A

Richard E. Hitchens                                      0                   N/A                       N/A               N/A

Howard R. Baker                                          0                   N/A                       N/A               N/A

David O. Rodrigue                                        0                   N/A                       N/A               N/A

                             Aggregated Option/SAR
                         Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values
                     -------------------------------------

           (a)                     (b)            (c)       ______________(d)                      ______________ (e)

                                                              Number of Unexercised                Value of Unexercised In-the-Money
                                                             Options/SARs at Fiscal Year-          Options/SARs at Fiscal Year-End
                                                                           End
--------------------------       -------       ----------   ------------------  --------------     ------------      --------------
          Name                   Shares          Value       Exercisable        Unexercisable      Exercisable      Unexercisable
                                 Acquired on    Realized         (#)                 (#)               ($)               ($)
                                 Exercise (#)      ($)



Gary B. Wood, Ph.D.                  0              0             71,440                0               0/(i)/            0/(i)/

Richard E. Hitchens                  0              0             55,000                0               0/(i)/            0/(i)/

Howard R. Baker                      0              0             35,000                0               0/(i)/            0/(i)/

David O. Rodrigue                    0              0             20,000                0               0/(i)/            0/(i)/

___________________

(i) Based upon the exercise price in effect on December 31, 1996 and the closing price of $1.625 for the Company's Common Stock on December 31, 1996, as reported on the NASDAQ National Market System.


COMPENSATION OF DIRECTORS

          The Company reimburses its directors for their reasonable expenses associated with attending meetings of the Board of Directors. The Company also compensates each director who is not a full time employee of the Company in the amount of $12,500 per year. The Chairman of the Board also receives an additional annual retainer of $2,000 per year and each director who is not a full time employee of the Company and who is a member of a committee of the board receives an additional $500 per committee meeting attended, not to exceed $2,500 during any calendar year. Any director who is not a full time employee of the Company and who is serving as the chairman of a committee of the board receives an additional $2,000 per year for such services. For purposes of the above described director compensation, Dr. Wood, while serving as interim President and Chief Executive Officer, has not been considered a full time employee of the Company. Due to the financial liquidity problems the Company is experiencing, no cash payments were made to any of the directors during 1996 for their services as directors of the Company. As of October 15, 1997 approximately $125,000 was owed to Directors.

          Pursuant to the 1994 Incentive and Non-statutory Option Plan (the "1994 Plan"), each non-employee director is automatically granted a one time stock option to purchase 10,500 shares of Common Stock at the time such person is elected to the Board of Directors. In addition, pursuant to the 1994 Plan, each non-employee director upon his reelection at the Annual Shareholder Meeting will automatically receive an option to purchase a number of shares of Common Stock equal to the quotient derived by dividing $15,000 by the fair market value of Common Stock on the date of the grant. All options so granted under the 1994 Plan to non-employee directors are automatically granted as of the first business day following the date such person is elected or reelected, as applicable, as a director and have an exercise price no less than the fair market value of Common Stock determined as of the business day preceding the date of the grant.

          One-third of the options granted to non-employee directors under the 1994 Plan are exercisable as of the date of the grant, an additional one-third of such options becomes exercisable upon the first anniversary of such date with the remaining one-third becoming exercisable upon the second anniversary of such date. If a non-employee director ceases to be a director for any reason other than as a result of death, disability or not being reelected as a director (in the case where such person is willing to serve as a director but such person has not been renominated for election or, if renominated, the shareholders failed to reelect such person as a director) then that director's option will become void to the extent it is not then exercisable and the portion, if any, of the option that is exercisable at such time will remain exercisable for the lesser of the remaining term of the option or one year. In addition, if any non-employee director ceases to be a director as a result of death, disability or not being reelected as a director (in the case where such person is willing to serve as a director but such person has not been renominated for election or, if renominated, the shareholders failed to reelect such person as a director) then the option held by that director to the extent not then exercisable, will become fully vested and exercisable and the options will remain exercisable for a period of the lesser of the remainder of the term of the option or one year.

EMPLOYMENT AGREEMENT

          On January 1, 1996, the Company entered into an employment agreement with Werner J. Haas, Ph.D. pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual salary of $200,000, bonuses in an amount to be determined at the discretion of the Board of Directors of the Company, and participation in any employee benefit plan adopted by the Company for its employees.

          The employment agreement provided that the Company could terminate the employment agreement for cause (as defined in the agreement), in which case no compensation or benefits would be paid under the employment agreement thereafter. If the employment agreement was terminated for reasons other than for cause, Dr. Haas would be entitled to (i) receive the full amount of his salary and all benefits for the remainder of the term and (ii) the immediate vesting of any unvested Company stock options he holds.

          On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and, more specifically, to him. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of August 15, 1997 The Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

          Dr. Wood assumed the duties of President and Chief Executive Officer upon the resignation of Dr. Haas.



1987 STOCK OPTION PLAN

          The Company has in effect an Amended and Restated 1987 Stock Option Plan (the "1987 Plan") which was adopted by the Board of Directors and shareholders of the Company effective June 1, 1987, and which was amended on March 13, 1991, and further amended in March 1992, September 1992 and November 1993. The plan currently provides for options up to a total of 188,522 shares of Common Stock. The 1987 Plan provides that incentive options which satisfy the requirements of Section 422 of the Internal Revenue Code may be granted to executives and other key employees (including officers who may be members of the Board of Directors) of the Company and that nonqualified options may be granted to such directors, executive employees and other key employees (including officers who may be members of the Board of Directors of the Company), each as the Board of Directors shall determine from time to time. If any options granted under the 1987 Plan expire or terminate without being exercised, the shares covered thereby are added back to the shares reserved for issuance under the 1987 Plan.

          The Compensation Committee of the Board of Directors administers the 1987 Plan. The 1987 Plan provides that options may be granted at no less than 75% of the fair market value of the Common Stock on the date of the grant (or 110% of the fair market value for options granted to participants who own 10% or more of the Company's outstanding Common Stock).

          The Compensation Committee determines, at its discretion, the persons to be granted options, option prices, date of grant and vesting periods, although no option may extend for longer than ten years (five years for incentive stock options granted to 10% or greater stockholders). Payment of the exercise price is made by check or in such other form as may be acceptable to the Board of Directors including, under certain circumstances, the delivery of Common Stock. No options may be granted under the 1987 Plan after June 1, 1997.

          Options are not transferable by the optionee, other than by will or the applicable laws of descent and distribution. In the event of termination of employment, the option expires on the earlier of its stated expiration or three months (six months in the case of the optionee's death) after termination of employment.

          In the event of a recapitalization, reorganization or other change in the Company's capital structure or a merger or consolidation or the sale or transfer of all or part of its assets, the 1987 Plan provides for adjustment of the shares of Common Stock covered by the 1987 Plan and outstanding options granted pursuant to the 1987 Plan.

          The 1987 Plan may be amended at any time by the Board of Directors, provided that amendments increasing the number of shares issuable under the 1987 Plan and amendments changing the eligibility of participants require the approval of the holders of at least a majority of the outstanding Common Stock.

          In November 1993 the Board of Directors canceled all of the outstanding options under the 1987 Plan. Concurrently with such cancellation, the Company entered into agreements with the holders of the canceled options providing for the reissuance of such options at an exercise price of $6.1875 per share. In April 1994, the Company issued options replacing the previously canceled options and issued additional options for a total of 185,229 shares of Common Stock at an exercise price of $6.1875 per share. All of such options vested on January 1, 1995.

          On February 23, 1995, the exercise price of all outstanding options under the 1987 Plan was amended to reflect a new exercise price of $2.625 per share, which was the market price of the Common Stock on such date. In addition, on such date an additional 62,500 options were awarded under the 1987 Plan at the $2.625 exercise price leaving only 12,431 options available for future awards under the 1987 Plan.

1994 INCENTIVE AND NON-STATUTORY OPTION PLAN

          On June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Non-statutory Option Plan (the A1994 Plan@). The 1994 Plan is an arrangement under which certain individuals may be granted options for incentive stock options and Non-statutory stock options as described below. Subject to adjustment as set forth in the 1994 Plan, the aggregate number of shares of the Company's Common Stock that may be the subject of awards is 610,833. Of the 610,833 shares of Common Stock available under the 1994 Plan 160,000 have been reserved for issuance to non-employee directors. As of December 31, 1996, 345,481 options had been granted to employees and 113,724 options had been to non-employee directors.

          The Compensation Committee of the Board of Directors administers the 1994 Plan. The Compensation Committee consists of two or more directors who, except for automatic grants for non-employee directors under Section 7 of the 1994 Plan, are not eligible and have not, within a one year prior to the appointment of the Compensation Committee, received equity securities of the Company under the 1994 Plan or any other incentive plan of the Company. The Compensation Committee currently consists of Dr. Schilling and Dr. Gould.

          Under the 1994 Plan, the Compensation Committee has wide discretion and flexibility, enabling the Compensation Committee to administer the 1994 Plan in the manner that it determines is in the best interest of the Company. The Compensation Committee has the authority to designate recipients of options under the 1994 Plan, to interpret and construe the provisions of the 1994 Plan and any options granted thereunder, and to do all things necessary or appropriate to administer the 1994 Plan in accordance with its terms.

401(k) PLAN

          The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal to 25% of the participant's Deferral Contributions up to 6% of his or her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his or her individual accounts and such participant is permitted to direct the investment of such accounts.

          A participant is fully vested in the current value of that portion of his or her accounts attributable to Deferral Contributions. A participant's interest in that portion of his or her accounts attributable to Employer Contributions is generally fully vested after five years of employment. Distributions under the 401(k) Plan are made upon termination of employment, retirement, disability and death. In addition, participants may make withdrawals in the event of severe hardship or after the participant attains age 592.

          The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, so that contributions made under the 401(k) Plan, and income earned on contributions, are not taxable to participants until withdrawal from the 401(k) Plan.

          The Company's contributions to the 401(k) Plan for the accounts of Messrs. Haas, Hitchens, Baker and Rodrigue were $2,339, $1,856, $2,375 and $0, in 1996, and $0, $2,148, $1,980, and $0 in 1995, respectively. The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 1996 and 1995 was $36,306 and $34,585 respectively. Dr. Wood is not eligible to participate in the Company's 401(k) Plan.



POLICY WITH RESPECT TO $1 MILLION DEDUCTION LIMIT

          It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in Fiscal 1996, and is unlikely to exceed it in 1997.

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of August 15, 1997, regarding the ownership of Common Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. Included in the "Number of Shares of Common Stock" are shares attributable to options or warrants that are exercisable as of, or will be exercisable within 60 days after, December 31, 1997.

                                  NUMBER OF        PERCENT OF        NUMBER OF       PERCENT OF        NUMBER OF       PERCENT OF
NAME OF BENEFICIAL                 SHARES         OUTSTANDING        SHARES OF       OUTSTANDING       SHARES OF      OUTSTANDING
    OWNER/(1)/                   OF COMMON          COMMON            SERIES A         SERIES A          SERIES B        SERIES B
    ---------                      STOCK            STOCK            PREFERRED        PREFERRED        PREFERRED       PREFERRED
                                   -----            -----              STOCK            STOCK            STOCK           STOCK
                                                                       -----            -----            -----           -----

Josephthal, Lyon & Ross/(2)/          833,700       19.7%             392,000           14.6%
200 Park Avenue
New York, NY 10002

Auer & Co./(3)/                       600,000       14.2%             400,000           14.8%
c/o ASB Capital Mgt.
1101 Pennsylvania Avenue NW,
 Suite 300
Washington, DC 20004

Clarion Capital Corp./(4)/            350,000        8.8%             233,333            8.7%
Ohio Savings Plaza, Suite
 1801
1801 East Ninth Street
Cleveland, OH 44114

DHB Capital                                                                                           100,000             100%

OmniMed Corporation/(5)/            1,314,132       29.1%             433,333           16.1%
5430 LBJ Freeway
Dallas, Texas  75240

Martin E. Zimmerman/(6)/              341,549        9.3%                   -               -
303 East Wacker Drive
Chicago, Illinois  60601

K. Lance Gould, M.D./(7)/             103,830        2.8%                   -               -
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

Gary B. Wood, Ph.D./(8)/            1,419,464       28.3%                   -               -
Concorde Financial
 Corporation
5430 LBJ Freeway
Dallas, Texas  75240

F. David Rollo M.D., Ph.D.,            11,709          *                    -               -
 FACNP/(10)/
Positron Corporation
16350 Park Ten Place

Houston, Texas 77084

John H. Laragh, M.D./(11)/        31,709           *                -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

Ronald B. Schilling,               8,709           *                -                 -
 Ph.D./(12)/
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

William S. Kiser, M.D./(13)/       5,500           *                -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

Werner J.  Haas, Ph.D./(14)/      66,666         1.8%               -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

Richard E. Hitchens/(15)/         41,228         1.1%               -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas  77084

Howard R. Baker/(16)/             25,039           *                -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas  77084

David O. Rodrigue/(17)/           10,000           *                -                 -
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

All Directors and Executive    1,655,449        31.0%         433,333             16.9%
 Officers
as a Group (10 persons)

-------------

*  Less than 1%

(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Common Stock or Series A Preferred Stock shown.

(2) Josephthal Lyon & Ross Incorporated ("Josephthal"), was the underwriter of the Company's December 1993 initial public offering. Includes 588,000 shares issuable upon the conversion of 392,000 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 196,000 warrants to purchase Common Stock acquired upon the cancellation of the Underwriter's Warrants.

(3) Includes 600,000 shares issuable upon the conversion of 400,000 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 200,000 warrants to purchase Common Stock.

(4) Includes 350,000 shares issuable upon the conversion of 233,333 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 166,667 warrants to purchase Common Stock.

(5) Includes 440,067 shares of Common Stock owned by Uro-Tech, Ltd., a Texas limited partnership, the general partner of which is Uro-Tech Management Corporation, a wholly owned subsidiary of OmniMed Corporation ("OmniMed"). Includes 156,565 shares of Common Stock issuable upon the exercise of Series E Warrants held by Uro-Tech, Ltd. Includes 650,000 shares issuable upon the conversion of 433,329 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 216,671 warrants to purchase Common Stock acquired upon the conversion $650,000 in principal amount of the Uro-Tech Loan. Also includes 67,500 shares issuable upon the conversion of warrants acquired in connection with the Uro-Tech Loan. Dr. Wood is Chairman of the Board of Directors, and beneficially owns 63.7% of the outstanding voting securities, of OmniMed. All shares beneficially owned by OmniMed have been included in the total number of shares beneficially owned by Dr. Wood.

(6) Includes 214,708 shares of Common Stock held by LINC Income Partners II, L.P., a limited partnership, the general partner of which is LINC Scientific Management, Inc., a subsidiary of the LINC Group, Inc. ("LINC Group"). Also includes 126,841 shares held by LINC Venture Lease Partners II, L.P., a limited partnership, the general partner of which is LINC Venture Lease Management Corporation, a subsidiary of the LINC Group. Martin E. Zimmerman beneficially owns in excess of 51% of the outstanding voting securities of the LINC Group.

(7) Includes 9,936 shares of Common Stock issuable upon exercise of a warrant held by Dr. Gould, and 11,709 shares of Common Stock issuable upon exercise of an option awarded to Dr. Gould under the 1994 Plan and 250,000 shares of Common Stock issuable upon exercise of an option awarded to Dr. Gould for services rendered by Dr. Gould in connection with the sale of a POSICAM/TM/ system.

(8) Includes 39,819 shares of Common Stock held by Concorde 1985 Venture Investors ("Concorde"). Concorde is a Texas general partnership, the managing general partner of which is Concorde Capital Corporation, a Texas corporation of which Dr. Wood beneficially owns 90% of the issued and outstanding stock. Also includes 7,304 shares of Common Stock issuable upon exercise of a warrant held by Dr. Wood and 50,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Wood on March 24, 1995. Includes 7,000 shares of Common Stock issuable upon the exercise of an option granted to Dr. Wood in June 1994 and 1,209 shares of Common Stock issuable up to exercise of an option granted to Dr. Wood in June 1995. Includes 1,314,132 shares of Common Stock beneficially owned by OmniMed. Dr. Wood owns 63.7% of the outstanding voting securities of OmniMed.

(9) Includes 3,908 shares of Common Stock issuable upon exercise of a warrant held by Mr. Guezuraga and 26,109 shares of Common Stock issuable upon exercise of an option awarded to Mr. Guezuraga under the 1994 Plan.

(10) Includes 11,709 shares of Common Stock issuable upon exercise of options awarded to Dr. Rollo under the 1994 Plan.

(11) Includes 11,709 shares of Common Stock issuable upon exercise of options awarded to Dr. Laragh under the 1994 Plan and 20,000 shares of Common Stock issuable upon exercise of an option awarded to Dr. Laragh on March 24, 1995.

(12) Includes 8,709 shares of Common Stock issuable upon exercise of options award to Mr. Schilling under the 1994 Plan.

(13) Includes 3,500 shares of Common Stock issuable upon exercise of options awarded to Dr. Kiser under the 1994 Plan.

(14) Includes 66,666 shares of Common Stock issuable upon exercise of options awarded to Dr. Haas under the 1994 Plan.

(15) Includes 26,393 shares of Common Stock issuable upon exercise of options awarded to Mr. Hitchens under the 87 Plan and 14,302 shares of Common Stock issuable upon exercise of options awarded to Mr. Hitchens under the 1994 Plan.

(16) Includes 15,081 shares of Common Stock issuable upon exercise of options awarded to Mr. Baker under the 87 Plan and 9,958 shares of Common Stock issuable upon exercise of options awarded to Mr. Baker under the 1994 Plan.

(17) Includes 20,000 shares of Common Stock issuable upon exercise of options awarded to Mr. Rodrigue under the 1994 Plan.


Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ROYALTY PAYMENTS

          In 1984, the Company licensed for use in the United States the know-how and patent rights relating to positron imaging (the "Licensed Technology") possessed by the Clayton Foundation, K. Lance Gould (a current director of the Company) and Nizar A. Mullani (a former director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% to each of the Clayton Foundation, K. Lance Gould and Nizar A. Mullani. The Company has not made any royalty payments since 1993. As of August 15, 1997 approximately $ 225,000 was owned to the aforementioned individuals for past due royalties.

CONVERSION OF DEBT

          On January 15, 1993, the Company and Dr. K. Lance Gould entered into an agreement (the AGould Agreement) pursuant to which (I) Dr. Gould exchanged a 9% Convertible Promissory Note in the principal amount of $281,250 issued to him on December 22, 1988 for a new 9% Convertible Promissory Note in the principal amount of $281,250, (2) in exchange for past due royalties in the amount of $36,951 and accrued interest in the amount of $101,643, the Company issued Dr. Gould a second 9% Convertible Promissory Note in the principal amount of $138,594 with an original maturity date of October 31, 1993 (which was subsequently extended to December 15, 1993), (3) the Company issued to Dr. Gould a warrant expiring July 25, 1996, to purchase 9,936 shares of Common Stock at an exercise price of $25.59 per share, and (4) the Company agreed to pay Dr. Gould=s legal fees in the amount of $15,125 in connection with the negotiation of the Gould Agreement. Pursuant to the conversion features of these 9% Convertible Promissory Notes, upon the closing of the Company's initial public offering, the 9% Convertible Promissory Notes converted into 50,889 shares of Common Stock.

          In November 1993, the Company entered into an agreement with Dr. Gould under which the Company became obligated to extend loans to Dr. Gould in order to provide him with funds to satisfy his personal income tax liability arising out of the conversion of his 9% Convertible Promissory Notes into Common Stock. Such agreement was entered into by the Company in consideration of certain concessions made by Dr. Gould concerning the conversion terms under his 9% Convertible Promissory Notes. Pursuant to the agreement, the loans, would be on substantially the following terms if made: (i) limited to a principal amount not to exceed $175,000, (ii) interest payable at the rate of six percent per annum,
(iii) an initial term of three years, (iv) limited recourse against the borrower, and (v) collateralized by Common Stock owned by the borrower. In accordance with such agreement, on April 15, 1994, the

Company extended a $165,817 loan to Dr. Gould. The current outstanding balance is $165,817. In April 1997 the Company and Dr. Gould agreed to a one-year extension of his loan.

CONSULTANTS

          The Company and Dr. Wood have entered into a Consulting Agreement whereby Dr. Wood provides certain managerial, financial, marketing and organizational services to the Company. The Company incurred fees of approximately $80,000 and $73,000 in 1996 and 1995, respectively. In January 1995, the Company and Dr. Wood agreed to extend the term of such consulting agreement to December 31, 1998.

          The Company entered into a Consulting Agreement with Dr. Gould in August 1984. On January 15, 1993, pursuant to the Agreement, the Company and Dr. Gould entered into a new consulting agreement (the "Gould Consulting Agreement") effective upon the closing of the Company's initial public offering. The Gould Consulting Agreement provided for a term of ten years (which term was reduced by agreement in May 1993 to three years) and provides for the Company to pay him consulting fees at an annual rate of $80,000, payable monthly, subject to adjustment based upon changes in the consumer price index. In addition the Company reimburses Dr. Gould for approved expenses in connection with rendered services. In the event that the Company fails to make payments to Dr. Gould when due under the Gould Consulting Agreement or fails to make any required royalty payments to Dr. Gould, the Company may be required, at Dr. Gould's option to convey to Dr. Gould a 0.5% royalty on sales of POSICAMJ systems.

URO-TECH LOAN

          During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd. , (the AUroTech Loan). The Uro-Tech Loan, as amended, bears interest at 13.8% per annum and matures on December 31, 1997, and is secured by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET
technology.   In connection with the loan from Uro-Tech, the Company granted
Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001.


Item 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits:

      3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
      3.2 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
      4.1     Specimen Stock Certificate (incorporated herein by reference to
              Exhibit 4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
      4.2     Form of Redeemable Warrant (included as part of Exhibit 10.71)
      4.3 Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
      4.4 Warrant Agreement dated as of February 29, 1996, between Positron Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1995).
      4.5 Specimen Redeemable Warrant Certificate to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
      4.6 Stock Purchase Warrant dated as of February 7, 1996 issued by Positron Corporation to Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1995).

     4.7*     Statement of Designation Establishing Series B 8% Cumulative
              Convertible Redeemable Preferred Stock of Positron Corporation,
              dated July 9, 1996.
     4.8*     Form of Warrant Agreement dated as of July 10, 1996, between
              Positron Corporation and Brooks Industries Profit Sharing Plan.
     10.1     Lease Agreement dated as of July 1, 1991, by and between Lincoln
              National Pension Insurance Company and Positron Corporation
              (incorporated herein by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form SB-2 (File No. 33-68722)).
     10.2     Agreement dated as of March 1, 1993, by and between Positron
              Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's Registration
              Statement on Form SB-2 (File No. 33-68722)).
     10.3     International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International , Inc.
              (incorporated herein by reference to Exhibit 10.3 to the Company's
              Registration Statement on Form SB-2 (File No. 33-68722)).
    10.4+     1994 Incentive and Nonstatutory Option Plan.
    10.5+     Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Registration
              Statement on Form SB-2 (File No. 33-68722)).
    10.6+     Retirement Plan and Trust (incorporated herein by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form SB-2
              (File No. 33-68722)).
    10.7      Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron
              Corporation, K. Lance Gould, M.D., and Nizar A. Mullani
              (incorporated herein by reference to Exhibit 10.7 to the Company's
              Registration Statement on Form SB-2 (File No. 33-68722)).
    10.8      Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.9      Royalty Assignment dated as of December 22, 1988, by and between
              K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.10     Royalty Assignment dated as of December 22, 1988, by and between
              Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.11     Royalty Assignment dated as of December 22, 1988, by and between
              The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration
              Statement on Form SB-2 (File No. 33-68722)).
    10.12+    Stock Purchase Warrant dated October 31, 1993, issued to Gary B.
              Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-
              68722)).
    10.13     Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form
              SB-2 (File No. 33-68722)).
    10.14+    Consulting Agreement dated as of January 15, 1993, by and between
              Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration
              Statement on Form SB-2 (File No. 33-68722)).
    10.15     Stock Purchase Warrant dated February 25, 1993, issued to K. Lance
              Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No. 33-
              68722)).
    10.16+    Consulting Agreement dated February 23, 1995, effective December
              15, 1994, by and between Positron Corporation and F. David Rollo,
              M.D. Ph.D., FACNP.
    10.17+    Consulting Agreement dated as of January 15, 1993, by and between
              Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.18+    Consulting Agreement dated as of November 12, 1993, by and between
              Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company's Registration
              Statement on Form SB-2 (File No. 33-68722)).
    10.19     Contract No. 1318 dated as of December 30, 1991, by and between
              Positron Corporation and The University of Texas Health Science
              Center at Houston (incorporated herein by reference to Exhibit
              10.39 to the Company's Registration Statement on Form SB-2 (File
              No. 33-68722)).
    10.20+    Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit
              10.52 to the Company's Registration Statement on

              Form SB-2 (File No. 33-68722)).
    10.21 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.22 Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.23 Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.24 Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.25+ Stock Purchase Warrant dated as of October 31, 1993 issued to Robert Guezuraga (incorporated herein by reference to Exhibit
              10.64 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.26 Stock Purchase Warrant dated as of October 31, 1993 issued to Richard Ronchetti (incorporated herein by reference to Exhibit
              10.65 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.27 Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.28 Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to
              Exhibit 10.74 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.29 Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.30 Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.31+ Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.32+ Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.33 Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between Positron Corporation and Continental Stock Transfer and Trust Company (including form of Warrant Certificate).
    10.34 First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.35 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.36 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.37 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
    10.38 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).

    10.39     First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron
              Corporation (incorporated herein by reference to Exhibit 10.102 of the Company's Annual Report on Form 10-KSB for the year ended
              December 31, 1993).
    10.40+    Employment Agreement dated January 1, 1996 by and between Werner
              J. Haas, Ph.D. and Positron Corporation (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form
              10-KSB for the year ended December 31, 1995).
    10.41     Loan and Security Agreement made as of November 14, 1995, between
              Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form
              10-KSB for the year ended December 31, 1995).
    10.42     First Modification and Extension Agreement made as of January 3,
              1996, by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.42 of the Company's Annual
              Report on Form 10-KSB for the year ended December 31, 1995).
    10.43     Second Modification and Extension Agreement made as of February
              26, 1996 by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the Company's Annual
              Report on Form 10-KSB for the year ended December 31, 1995).
    10.44     Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the Company's Annual
              Report on Form 10-KSB for the year ended December 31, 1995).
    10.45     Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form
              10-KSB for the year ended December 31, 1995).
    10.46     Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual Report on Form
              10-KSB for the year ended December 31, 1995).
    10.47     Revolving Finance agreement with Boston Financial & Equity
              Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the year ended
              December 31, 1995).
    10.48     Security Agreement Boston Financial & Equity Corporation
              (incorporated herein by reference to Exhibit 10.48 of the
              Company's Annual Report on Form 10-KSB for the year ended December
              31, 1995).
    10.49     Supplement to Security Agreement Security Interest in Inventory
              (incorporated herein by reference to Exhibit 10.49 of the
              Company's Annual Report on Form 10-KSB for the year ended December
              31, 1995).
    10.50     Inter-Creditor Agreement (incorporated herein by reference to
              Exhibit 10.50 of the Company's Annual Report on Form 10-KSB for
              the year ended December 31, 1995).
    10.51*    Loan Agreement between Positron Corporation and ProFutures Bridge
              Capital Fund, L.P. dated November 1, 1996.
    10.52*    Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to ProFutures Bridge Capital Fund, L.P.
    10.53*    InterCreditor Agreement dated November 14, 1996 among Uro-Tech,
              Ltd., Boston Financial & Equity Corporation and ProFutures Bridge
              Capital Fund, L.P.
    10.54*    Amendment to BF&E loan
    10.55*    Amendment to Uro-Tech loan
    10.56*    Acquisition Agreement between General Electric Company and
              Positron Corporation dated July 15, 1996.
    10.57*    Purchase and Distribution Agreement between General Electric
              Company and Positron Corporation.
    10.58**   Sales and Marketing Agreement With Beijing Chang Feng Medical.
    11.1*     Statement Regarding Computation of Per Share Loss.
    23.0      Consent of Coopers & Lybrand, L.L.P.

-------------
 *     Previously filed
**     Filed herewith
 + Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

(b)  Form 8-K Reports:

     No current report on Form 8-K was filed by the Company during the fourth quarter of 1996.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POSITRON CORPORATION


Date: December 30, 1997                By: /s/ GARY B. WOOD, PH.D.
                                       ------------------------------------
                                               Gary B. Wood, Ph.D.
                                              Chairman of the Board

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARY B. WOOD, PH.D.                      December 30, 1997
---------------------------------------
Gary B. Wood, Ph.D.
Chairman of the Board, President and
Chief Executive Officer; Director
(Principal Executive Officer)

/s/ DAVID O. RODRIGUE                        December 30, 1997
---------------------------------------
David O. Rodrigue
Chief Financial Officer and
Secretary (Principal Financial
and Accounting Officer)

/s/ K. LANCE GOULD, M.D.                     December 30, 1997
----------------------------------------
K. Lance Gould, M.D.
Director

/s/ F. DAVID ROLLO, M.D., PH.D.              December 30, 1997
----------------------------------------
David Rollo, M.D., Ph.D.
Director

/s/ JOHN H. LARAGH, M.D.                     December 30, 1997
----------------------------------------
John H. Laragh, M.D.
Director

/s/ RONALD B. SCHILLING, PH.D.               December 30, 1997
----------------------------------------
Ronald B. Schilling, Ph.D.
Director

/s/ WILLIAM S. KISER, M.D.                   December 30, 1997
----------------------------------------
William S. Kiser, M.D.
Director