Form 10QSB/A
period 1997-03-31
POSITRON CORP
filed 1997-12-30
CIK 844985

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                FORM 10-QSB/A-1

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 1997
                               --------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER   0-24092
                                               -----------

                             POSITRON CORPORATION
                  ---------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              TEXAS                                   76-0083622
   ---------------------------                  -------------------
(STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                  16350 PARK TEN PLACE, HOUSTON, TEXAS 77084
               -----------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                 281-492-7100
                               ----------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
                   --------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     CHECK WHETHER THE ISSUER, (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X    NO
   ------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES _______ NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF JUNE 12, 1997: 4,608,610
                                    ---------
================================================================================

                              POSITRON CORPORATION
                Form 10-QSB for the quarter ended March 31, 1997

                                     INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  BALANCE SHEETS AS OF DECEMBER 31, 1996
                   AND MARCH 31, 1997                                         1

                  STATEMENTS OF OPERATIONS FOR THE THREE
                   MONTHS ENDED MARCH 31, 1996 AND 1997                       2

                  STATEMENTS OF CASH FLOWS FOR THE THREE
                   MONTHS ENDED MARCH 31, 1996 AND 1997                       3

                  NOTES TO FINANCIAL STATEMENTS                               4

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION                                          6

PART II - OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           9

      ITEM 2.     CHANGES IN SECURITIES                                       9

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             9

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                           9

      ITEM 5.     OTHER INFORMATION                                           9

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            9

                  SIGNATURE                                                  10

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POSITRON CORPORATION
                                Balance Sheets
                       (in thousands, except share data)

                                    December 31, 1996   March 31, 1997
                                    ------------------  --------------
ASSETS:                                                    (unaudited)
-------
Current Assets:
   Cash and cash equivalents               $  382           $    0
   Accounts receivable                        520              675
  Notes receivable                            324              324
   Inventory                                2,633            2,654
   Prepaid expenses                           159              141
   Other current assets                       426              331
                                           ------           ------
      Total current assets                  4,444            4,125

Plant and Equipment, net                      967              906

Intangible Assets, net                        106              100
                                           ------           ------

      Total assets                         $5,517           $5,131
                                           ======           ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
------------
Current Liabilities:
    Accounts payable, trade                $1,113           $1,432
    Accrued liabilities                     2,654            3,007
    Revolving line of credit                   75              107
    Notes payable to affiliate                663              663
    Notes payable, other                    1,335            1,294
    Unearned revenue                          267              540
                                           ------           ------
      Total current liabilities             6,107            7,043
                                           ------           ------

Other Liabilities                              68               66
                                           ------           ------

SHAREHOLDERS' EQUITY
    Common stock, $0.01 par, 15,000,000
       shares authorized 4,312,182 and
       4,608,610 issued and outstanding
       at December 31, 1996 and
       March 31, 1997                          43               46
    Preferred stock, Series A 8%
     Cumulative Convertible
     Redeemable, $1.00 par, 2,404,624
       shares authorized,
       issued and outstanding               2,405            2,405
    Preferred stock, Series B 8%
     Cumulative Convertible
     Redeemable, $1.00 par, 25,000
       shares authorized,
       issued and outstanding                  25               25
    Additional paid-in capital             41,374           41,386
    Accumulated deficit                   (44,505)         (45,840)
                                           ------           ------

      Total shareholders' deficit            (658)          (1,978)
                                           ------           ------

      Total liabilities and
       shareholders' equity                $5,517           $5,131
                                           ======           ======

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                         Three months ended March 31,
                                         ----------------------------
                                               1996          1997
                                         --------------  ------------
REVENUE:
--------
 System sales                                $      650   $
 Fee per scan                                       139          123
 Service and components                             416          499
                                             ----------   ----------
                                                  1,205          622
                                             ----------   ----------


Cost of system sales                                316
Cost of fee per scan                                 48           39
Cost of service and components                      109          108
Provision for loss on system exchange             1,000
                                             ----------   ----------
                                                  1,473          147
                                             ----------   ----------

Gross profit                                       (268)         475
                                             ----------   ----------

OPERATING EXPENSE:
------------------
 Research and development                           535          474
 Selling and marketing                              241          201
 General and administrative                         996          995
                                             ----------   ----------
                                                  1,772        1,670
                                             ----------   ----------

Operating loss                                   (2,040)      (1,195)
                                             ----------   ----------

OTHER INCOME (EXPENSE):
-----------------------
Interest and other income                            77            2
Interest and other expense                         (114)        (141)
                                             ----------   ----------

                                                    (37)        (139)
                                             ----------   ----------

Net  loss                                    $   (2,077)  $   (1,334)
                                             ==========   ==========

Net loss per share                           $     (.57)  $     (.30)
                                             ==========   ==========

Weighted average shares used in computing
 net loss per share                           3,637,320    4,473,566
                                             ==========   ==========



The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                Three months ended March 31,
                                                                ----------------------------
                                                                        1996        1997
                                                                     ----------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
 Net loss                                                               $(2,077)   $(1,334)
 Adjustments to reconcile net loss to net cash
   used by operating activities -
  Depreciation                                                               92         61
  Amortization of intangible assets                                           6          6
 Change in assets and liabilities -
    (Increase) decrease in accounts receivable                             (187)      (155)
    (Increase) decrease in inventories                                      270        (21)
    (Increase) decrease in prepaid expenses                                  16         18
    (Increase) decrease in other current assets                              (7)        95
    Increase (decrease) in accounts payable, trade                         (899)       319
    Increase (decrease) in accrued liabilities                              975        353
    Increase (decrease) in notes payable to affiliate                      (410)
    Increase (decrease) in revolving line of credit                          --         32
    Increase (decrease) in unearned revenue                                (271)       273
    Increase (decrease) in other liabilities                                 (2)        (2)
                                                                        -------    -------

     Net cash used by operating activities                               (2,494)      (355)
                                                                        -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Capital expenditures                                                     (11)         0
                                                                        -------    -------

            Net cash provided by investing activities                       (11)         0
                                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from issuance of preferred stock                                 2,800
Conversion of notes payable to affiliates to preferred stock                650
Repayment of notes payable, other                                                      (41)
Proceeds from exercise of warrants                                                      14
Offering costs                                                             (506)
                                                                        -------    -------

Net cash used by financing activities                                     2,944        (27)

Net (decrease) increase in cash and cash equivalents                        439       (382)

Cash and cash equivalents at the beginning of the period                    102        382
                                                                        -------    -------
Cash and cash equivalents at the end of the period                      $   541    $     0
                                                                        =======    =======

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

     At March 31, 1997, the Company had a book overdraft of approximately $1,000 compared to cash and cash equivalents totaling approximately $382,000 at December 31, 1996. During the first quarter of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, certain management level employees have deferred payment of 1997 salaries through May 30, 1997 totaling approximately $215,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As of May 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.(1)

     Although the Company has been actively pursuing the above financing alternative, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern.(1)

     Additionally, the Company currently has no shares of its Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that such increase in authorized shares will be approved by the Company's shareholders.(1)

     The Company has a verbal agreement with Uro-Tech, Ltd. extending the maturity date of its loan until April 30, 1998. If the Company is unable to liquidate this debt by such extended maturity date the Company will request an additional extension of the maturity date. The Company beleives that Uro-Tech, Ltd. will extended the maturity date of its loan to the Company if requested, however, there can be no assurance that an additional extension will be granted to the Company.

     On December 10, 1997, the Company received formal notice under its loan agreement with ProFutures Bridge Capital Fund, L.P., ("ProFutures") of the occurance of an event of default. The default is the failure of the Company to pay the unpaid principal amount and earned interest under the note on its original maturity date. As of December 8, 1997 the Company owed ProFutures $957,601.30 consisting of unpaid principal fo $957,601.30 and accrued interest of $0. Additionally, the Company is in violation of Section 6(f) of the loan agreement wherein it agreed to promply discharge all of its uncontested debts and liabilities.

     It is the Company's intention to request a formal waiver of the events of default under the ProFutures loan agreement until such time that it is able to alleviate its current financila dificulties through one of the financing alternatives mentioned above. The Company beleives that it will be successful in securing such waiver, however, there can be no assurance that an additional extension will be granted to the Company.

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

              27.0 FINANCIAL DATA SCHEDULE.

          (b) REPORTS ON FORM 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POSITRON CORPORATION
                                        (Registrant)



Date:  December 29, 1997                /s/ DAVID O.  RODRIGUE
                                        ------------------------------------
                                        David O. Rodrigue
                                        Vice President, Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Accounting Officer)