Form 10QSB
period 1997-06-30
POSITRON CORP
filed 1997-12-30
CIK 844985

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1997
                                   ----------------------

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER   0-24092
                                               ---------

                             POSITRON CORPORATION
                             --------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            TEXAS                                                76-0083622
-------------------------------                             -------------------
(State of Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
                  -------------------------------------------
          (Address of Principal Executive Office, Including Zip Code)

                                 281-492-7100
                                 ------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


     CHECK WHETHER THE ISSUER, (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


YES [X]    NO [_]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.


YES [_]    NO [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS



     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF SEPTEMBER 5, 1997: 5,128,990
                                        ---------

================================================================================

                             POSITRON CORPORATION
                Form 10-QSB for the quarter ended June 30, 1997

                                     INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
               BALANCE SHEETS AS OF DECEMBER 31, 1996
                AND JUNE 30, 1997                                              2

               STATEMENTS OF OPERATIONS FOR THE THREE
                MONTHS ENDED JUNE 30, 1996 AND 1997                            3

               STATEMENTS OF OPERATIONS FOR THE SIX
                MONTHS ENDED JUNE 30, 1996 AND 1997                            4

               STATEMENTS OF CASH FLOW FOR THE SIX
                MONTHS ENDED JUNE 30, 1996 AND 1997                            5

               NOTES TO FINANCIAL STATEMENTS                               6 - 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION                                          9 - 11


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                  12

  ITEM 2.  CHANGES IN SECURITIES                                              12

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    12

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                               12

  ITEM 5.  OTHER INFORMATION                                                   9

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   12
               SIGNATURE                                                      13

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             POSITRON CORPORATION
                                Balance Sheets
                                (in thousands)

                                                      December 31, 1996  June 30, 1997
                                                      -----------------  -------------
ASSETS:
------
Current Assets:
   Cash and cash equivalents                                   $  382     $   12
    Accounts receivable                                           520        937
    Notes receivable                                              324        324
    Inventory                                                   2,633      2,644
    Prepaid expenses                                              159         75
    Other current assets                                          426         13
                                                               ------     ------
          Total Current Assets                                  4,444      4,005
Plant and Equipment, net                                          967        842
Intangible Assets, net                                            106         95
                                                               ------     ------
          Total Assets                                         $5,517     $4,942
                                                               ======     ======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
-----------
Current Liabilities:
    Bank overdraft                                             $          $   85
    Accounts payable, trade                                     1,113      1,519
    Accrued liabilities                                         2,654      3,067
    Revolving line of credit                                       75        262
    Notes payable to affiliate                                    663        663
    Notes payable, other                                        1,335      1,247
    Unearned revenue                                              267        434
                                                               ------     ------
          Total Current Liabilities                             6,107      7,277
                                                               ------     ------
Other Liabilities                                                  68         63
                                                               ------     ------
SHAREHOLDERS' EQUITY
    Preferred stock, Series A 8% cumulative convertible
        redeemable, $1 par, 3,075,318 shares authorized,
        2,694,562 and 1,716,889 outstanding, respectively       2,405      1,717
    Preferred stock, Series B 8% cumulative convertible
        redeemable, $1 par, 25,000 shares authorized,
        issued and outstanding                                     25         25
    Common stock, $0.01 par, 15,000,000 shares
        authorized 3,637,320 issued and outstanding                43         51
    Additional paid-in capital                                 41,374     42,070
    Accumulated deficit                                       (44,505)   (46,261)
                                                               ------     ------

          Total Shareholders' Equity                             (658)    (2,398)
                                                               ------     ------

          Total Liabilities and Shareholders' Equity           $5,517     $4,942
                                                               ======     ======

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)


                                           Three Months ended June 30,
                                           --------------------------
                                                1996         1997
                                                ----         ----

REVENUE:
-------
 System sales                                $      ---   $      ---
 Fee per scan                                        51           86
 Service and components                             436          391
                                             ----------   ----------
                                                    487          477
                                             ----------   ----------

Cost of system sales                                ---          ---
Cost of fee per scan                                 41           39
Cost of service and components                      214           82
                                             -----------------------
                                                    255          121
                                             ----------   ----------

Gross profit                                        232          356
                                             ----------   ----------

OPERATING EXPENSE:
-----------------
 Research and development                           567          141
 Selling and marketing                              249          143
 General and administrative                         865          343
                                             ----------   ----------
                                                  1,681          627
                                             ----------   ----------

Operating loss                                   (1,449)        (271)
                                             ----------   ----------

OTHER (INCOME) EXPENSE:
----------------------
Other                                               (74)         (48)
Interest (income) expense                           (39)        (102)
                                             ----------   ----------
                                                   (113)        (150)
                                             ----------   ----------

Net  loss                                    $   (1,562)  $     (421)
                                             ==========   ==========

Net loss per share                                $(.43)       $(.09)
                                             ==========   ==========

Weighted average shares used in computing
 net loss per share                           3,637,320    4,831,653
                                             ==========   ==========



The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                            Statement of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)


                                            Six Months ended June 30,
                                            ------------------------
                                                1996         1997
                                                ----         ----

REVENUE:
-------
 System sales                                $      650   $      ---
  Fee per scan                                      190          208
 Service and components                             852          889
                                             ----------   ----------
                                                  1,692        1,097
                                             ----------   ----------

Cost of system sales                                316          ---
Cost of fee per scan                                 90           78
Cost of service and components                      322          279
Provision for loss on system exchange             1,000
                                             -----------------------
                                                  1,728          357
                                             ----------   ----------

Gross profit                                        (36)         740
                                             ----------   ----------

OPERATING EXPENSE:
-----------------
 Research and development                         1,101          616
 Selling and marketing                              489          343
 General and administrative                       1,860        1,247
                                             ----------   ----------
                                                  3,450        2,206
                                             ----------   ----------

Operating loss                                   (3,486)      (1,466)
                                             ----------   ----------

OTHER (INCOME) EXPENSE:
----------------------
Other                                               (48)         (99)
Interest (income) expense                          (105)        (191)
                                             ----------   ----------
                                                   (153)        (290)
                                             ----------   ----------

Net  loss                                    $   (3,639)  $   (1,756)
                                             ==========   ==========

Net loss per share                               $(1.00)       $(.38)
                                             ==========   ==========

Weighted average shares used in computing
 net loss per share                           3,637,320    4,629,255
                                             ==========   ==========


The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                           Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)


                                                Six months ended June 30,
                                                ------------------------
                                                    1996         1997
                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
 Net loss                                        $(3,639)      $(1,756)
 Adjustments to reconcile net loss to net cash
  used by operating activities -
   Depreciation                                      177            81
   Amortization of intangible assets                  12            11
   Change in assets and liabilities -
     (Increase) decrease in accounts receivable       67          (417)
     (Increase) in inventories                       216           (11)
     Decrease in prepaid expenses                     24            84
     (Increase) in other current assets              (91)          413
     Increase in bank overdraft                       85
     Increase (decrease) in accounts payable, trade (951)          406
     Increase in accrued liabilities               1,370           413
     (Decrease) in note payable to affiliate        (410)           --
     Increase (decrease) in unearned revenue        (292)          167
     (Decrease) in other liabilities                  (5)           (5)
     Increase in revolving line of credit             --           187
                                                 -------       -------

       Net cash used by operating activities      (3,522)         (342)
                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures, net                           (25)          (44)
                                                 -------       -------

       Net cash provided (used in)
       by investing activities                       (25)          (44)
                                                 -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
 Proceeds from issuance of preferred stock         3,375
 Conversion of note payable affiliates to
   preferred stock                                   650
 Conversion of preferred stock to common stock                      (8)
 Preferred stock offering costs                     (575)
                                                 -------       -------

       Net cash provided by financing activities   3,450            (8)
                                                 -------       -------

Net decrease in cash and cash equivalents            (97)         (394)

Cash and cash equivalents at the beginning
  of the period                                      102           382
                                                 -------       -------
Cash and cash equivalents at the end of the
  period                                         $     5       $    12
                                                 =======       =======


The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation:
     ---------------------

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


2.   Company Operations
     ------------------

     Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the three and six months ended June 30, 1997 were $6,375,000, $421,000 and $1,756,000 respectively. The Company had an accumulated deficit of $46,261,000 at June 30, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

     At June 30, 1997, the Company had cash and cash equivalents totaling approximately $12,000 and bank overdrafts totaling approximately $85,000 compared to cash and cash equivalents of approximately $382,000 at December 31, 1996. The bank overdrafts were cleared subsequent to the end of June 1997 without any loss to the Company or payees. During the first six months of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, employees of the Company have deferred payment of 1997 salaries through June 30, 1997 totaling approximately $425,000. Additionally, the Company is in arrears to most of its vendors and suppliers. As of June 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.

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

3.   General Electric Transaction
     ----------------------------

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

     Closing of the GE Acquisition did not occur on March 31, 1997, nor did GE agreed to extend the Agreement beyond March 31, 1997. On April 10, 1997, GE informed the Company that it was exercising its right to terminate the Agreement and that it would pursue other options for its PET business. GE remained open to discussing a transaction on revised terms, if and only if, (i) a prompt closing and payment of the full purchase price are assured, (ii) the transaction makes business sense for both parties, and (iii) all necessary details can be agreed upon by parties. The Company and GE have no binding agreement to proceed with these discussions, nor can any assurances be given that if they do proceed, the parties will reach any workable agreement.

4.   Net Loss Per Share
     ------------------

     Net loss per common share for the three and six months ended June 30, 1996 and 1997 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods.

5.   Reclassifications:
     -----------------

     Certain amounts have been reclassified in order to conform to current-period presentations.

6.   Estimates
     ---------

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

                             POSITRON CORPORATION

        (Form 10-QSB for the three and six months ended June 30, 1997)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Comparison of the Results of Operations for the six months ended
                            June 30, 1996 and 1997.

     Total revenue decreased $595,000 or 35.2% from $1,692,000 for the six months ended June 30, 1996 to $1,097,000 for the same period ended
June 30, 1997.

     Revenue from system sales was $650,000 for the first six months of 1996 compared to $0 for the first six months of 1996. Fee per scan revenue remained relatively constant increasing $18,000 or 9.5% from $190,000 during the first six months of 1996 to $208,000 for the six months of 1997. Additionally, service and component sales revenue increase $37,000 or 4.3% during the same period.

     Gross profit (loss) during the first six months of 1996 was $(36,000) compared to $357,000 for the six months ended June 30, 1997. The 1996 loss resulted principally from the booking of a provision for loss of $1,000,000 on the anticipated exchange of the initial production model HZL series scanner that is not performing up to specification. Exclusive of the mentioned provision for and the gross margin related to system sale, operating margin on service and fee per scan margin revenue increase approximately 7.5%.

     Total operating expense decreased approximately $1,244,000 or 36.1% from $3,450,000 for the six months ended June 30, 1996 to $2,206,000 for the same period in 1997. The decrease principally results from reduced personnel cost.

      Comparison of the Results of Operations for the three months ended
                            June 30, 1996 and 1997.

     Total revenue decreased $10,000 or approximately 2.1% from $487,000 to $477,000 for the three months ended June 30,1996 and 1997, respectively. Fee per scan revenue increased approximately $35,000 or 68.6% from $51,000 for the quarter ended June 30, 1996 to $86,000 for the three months ended June 30, 1997. Additionally, revenue from service and component sale decreased $45,000 or 10.3% for the same periods. The decrease in service revenue reflects a maintenance contract that was not renewed during the last quarter of 1995. That particular customer has elected a time and materials method of service.

     Gross profit for the three months ended June 30, 1997 was $356,000 an increase of $124,000 or 53.4% from $232,000 for the quarter ended June 30, 1996. The increase in gross profit is principally the result of significantly lower personnel cost as the Company more effective utilizes its service personnel to service multiple systems.

     Total operating expense decreased 62.7% or $1,054,000 from $1,681,000 for the quarter ended June 30, 1996 to $627,000 for the three months ended June 30, 1997. Significantly lower personnel cost and lower rent expense accounted for the decrease.

Financial Condition
-------------------

     Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the three and six months ended June 30, 1997 were $6,375,000, $421,000 and $1,756,000 respectively. The Company had an accumulated deficit of $46,261,000 at June 30, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

     At June 30, 1997, the Company had cash and cash equivalents totaling approximately $12,000 and bank overdrafts totaling approximately $85,000 compared to approximately $382,000 at December 31, 1996. The overdrafts were cleared subsequent to the end of June 1997 without any losses to the Company or the payees. During the first six months of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, certain management level employees have deferred payment of 1997 salaries through June 30, 1997 totaling approximately $425,000. Additionally, the Company is in arrears to many of its vendors and suppliers. As of June 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.

     Although the Company has been actively pursuing the above financing alternative, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern. /(1)/

     Additionally, the Company currently has no shares of its Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that such increase in authorized shares will be approved by the Company's shareholders. /(1)/

     Due to the severe financial difficulties being experienced by the Company as of December 1, 1997 it has not made the necessary upgrade nor has it replaced the initial production model HZL series scanner mentioned above. The Company and the customer have agreed to defer ultimate resolution of this matter until such time as the Company is financially stronger. The Company anticipates that the ultimate future cash costs of replacing the scanner will be significantly less than the $1 million reserve. A possible solution to the problem includes the completion and installation of a partially complete HZL scanner currently in inventory. The Company estimates that an additional $200,000 would have to be spent to complete and install this machine. /(1)/ Alternatively, the Company is discussing the possibility of refunding a portion of the purchase price to the customer. The Company anticipates that such refund would not exceed $500,000. /(1)/

     The Company believes that the cash required to fund either of the two mentioned alternatives would be available from operations or from the below mentioned financings. /(1)/ If the Company is unable to complete the mentioned financings or if operations do not generate sufficient cash flow to finance the purchase of the inventory required to complete the HZL system in inventory it is likely to have a material adverse effect on the Company's ability to remain a going concern. /(1)/

     The Company has a verbal agreement with Uro-Tech, Ltd. extending the maturity date of its loan until April 30, 1998. If the Company is unable to liquidate this debt by such extended maturity date the Company will request an additional extension of the maturity date. The Company believes that Uro-Tech, Ltd. will extend the maturity date of its loan to the Company if requested, however, there can be no assurance that an additional extension will be granted to the Company./(1)/

On December 10, 1997, the Company received formal notice under its loan agreement with ProFutures Bridge Capital Fund, L.P., ("ProFutures") of the occurrence of an event of default. The default is the failure of the Company to pay the unpaid principal amount and earned interest under the note on its original maturity date. As of December 8, 1997 the Company owed ProFutures $957,601.30 consisting of unpaid principal of $957,601.30 and accrued interest of $0. Additionally, the Company is in violation of Section 6(f) of the loan agreement wherein it agreed to promptly discharge all of its uncontested debts and liabilities.

It is the Company's intention to request a formal waiver of the events of default under the ProFutures loan agreement until such time that it is able to alleviate its current financial difficulties through one of the financing alternatives mentioned above. /(1)/ The Company believes that it will be successful in securing such waiver, however, there can be no assurance that an additional extension will be granted to the Company./(1)/


----------------
/(1)/ This statement is a forward-looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statement. See the discussion of the Company's business and a description of the various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statement which is included in
      Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION

                             POSITRON CORPORATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS: THE FOLLOWING DOCUMENTS ARE FILED AS EXHIBITS TO THIS REPORT

              11.0  COMPUTATION OF LOSS PER COMMON SHARE FOR THE
                     THREE MONTHS ENDED JUNE 30, 1996 AND 1997.

              11.1  COMPUTATION OF LOSS PER COMMON SHARE FOR THE
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997.

              27.0  FINANCIAL DATA SCHEDULE.

          (b) REPORTS ON FORM 8-K:

                                  SIGNATURES


          Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POSITRON CORPORATION
                              (Registrant)



          Date: December 29, 1997   /s/ DAVID O. RODRIGUE
                                    --------------------------------------

                                    David O. Rodrigue
                                    Vice President, Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)