Form 10QSB
period 1997-09-30
POSITRON CORP
filed 1997-12-30
CIK 844985

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     -------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934



     FOR THE TRANSITION PERIOD FROM _________________ TO __________________



                       COMMISSION FILE NUMBER   0-24092
                                               -----------

                              POSITRON CORPORATION
                            ----------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



                TEXAS                                 76-0083622
        -----------------------                 -----------------------
    (State of Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)              Identification No.)



                  16350 PARK TEN PLACE, HOUSTON, TEXAS  77084
              ---------------------------------------------------
          (Address of Principal Executive Office, Including Zip Code)

                                 281-492-7100
                             --------------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
              ---------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)



     CHECK WHETHER THE ISSUER, (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X    NO
    -------    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES _______ NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
COMMON EQUITY, AS OF NOVEMBER 1, 1997:      5,128,990
                                        -----------------


================================================================================

                              POSITRON CORPORATION
              Form 10-QSB for the quarter ended September 30, 1997


                                     INDEX

                                                                         Page


PART I - FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

               BALANCE SHEETS AS OF DECEMBER 31, 1996
                  AND SEPTEMBER 30, 1997                                  1

               STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED SEPTEMBER 30, 1996 AND 1997                2

               STATEMENTS OF OPERATIONS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1996 AND 1997                3

               STATEMENTS OF CASH FLOW FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 1996 AND 1997                4

               NOTES TO FINANCIAL STATEMENTS                              5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION                                   7,8,9


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          10

     ITEM 2.  CHANGES IN SECURITIES                                      10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                     10

     ITEM 5.  OTHER INFORMATION                                          10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

                    SIGNATURES                                           11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              POSITRON CORPORATION
                                 Balance Sheets
                                 (in thousands)



                                                        December 31, 1996  September 30, 1997
                                                        -----------------  -------------------
                                                                              (unaudited)
ASSETS:
-------
Current Assets:
   Cash and cash equivalents                                 $   382           $      3
    Accounts receivable                                          520                621
    Inventory                                                  2,633              2,643
    Notes receivable                                             324                324
    Prepaid expenses                                             159                 71
    Other current assets                                         426                115
                                                             -------           --------


          Total Current Assets                                 4,444              3,777

Plant and Equipment, net                                         967                778
Intangible Assets, net                                           106                 88
                                                             -------           --------
     Total Assets                                            $ 5,517           $  4,643
                                                             =======           ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
------------
Current Liabilities:
    Bank overdraft                                          $    ---           $     95
    Accounts payable, trade                                    1,113              1,539
    Accrued liabilities                                        2,654              4,229
    Revolving line of credit                                      75                ---
    Notes payable to affiliates                                  663                663
    Notes payable to others                                    1,335                956

Unearned revenue                                                 267                469
                                                            --------           --------
          Total Current Liabilities                            6,107              7,951
                                                            --------           --------
Other Liabilities                                                 68                 60
                                                            --------           --------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, Series A 8% cumulative convertible
        redeemable, $1 par, 3,075,318 shares authorized,
        2,694,562 and 1,595,005 outstanding, respectively      2,405              1,595
    Preferred stock, Series B 8% cumulative convertible
        redeemable, $1 par, 25,000 shares authorized,
        issued and outstanding                                    25                 25
    Common stock, $0.01 par, 15,000,000 shares
        authorized 3,637,320 issued and outstanding               43                 51
    Additional paid-in capital                                41,374             42,191
    Accumulated deficit                                      (44,505)           (47,230)
                                                            --------           --------

     Total Shareholders' Equity                                 (658)            (3,368)
                                                            --------           --------



     Total Liabilities and Shareholders' Equity             $  5,517           $  4,643
                                                            ========           ========

The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)


                                          Three months ended September 30,
                                          --------------------------------

                                                1996                1997
                                             ----------         ----------
REVENUE:
--------
 System sales                                $       --         $       --
 Fee per scan                                       152                229
 Service and components                           1,184                431
                                             ----------         ----------
                                                  1,336                660
                                             ----------         ----------

Cost of system sales                                  -                 --
Cost of fee per scan                                 41                 39
Cost of service and components                      257                221
                                             ----------         ----------
                                                    298                260
                                             ----------         ----------

Gross profit                                      1,038                400
                                             ----------         ----------

OPERATING EXPENSE:
------------------
 Research and development                           599                421
 Selling and marketing                              308                230
 General and administrative                       1,056                673
                                             ----------         ----------
                                                  1,963              1,324
                                             ----------         ----------

Operating loss                                     (925)        (924)
                                             ----------         ----------

OTHER INCOME (EXPENSE):
-----------------------
Other                                               (92)                 8
Interest income (expense)                            12                (53)
                                             ----------         ----------
                                                    (80)               (45)
                                             ----------         ----------

Net  loss                                    $   (1,005)        $     (969)
                                             ==========         ==========

Net loss per share                           $     (.26)        $     (.19)
                                             ==========         ==========

Weighted average shares used in computing
 net loss per share                           3,828,876          5,111,292
                                             ==========         ==========


The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
                           Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)



                                                 Nine Months ended September 30,
                                                 ------------------------------
                                                    1996                1997
                                                 -----------         ----------
REVENUE:
--------
 System sales                                     $      650         $       --
 Fee per scan                                            342                437
 Service and components                                2,036              1,321
                                                  ----------          ---------

                                                       3,028              1,758
                                                  ----------           --------

Cost of system sales                                     316                ---
Cost of fee per scan                                     131                117
Cost of service and components                           579                500
Provision for loss on system exchange                  1,000                ---
                                                  ----------          ---------
                                                       2,026                617
                                                  ----------          ---------

Gross profit                                           1,002              1,141
                                                  ----------          ---------

OPERATING EXPENSE:
------------------
 Research and development                              1,700              1,037
 Selling and marketing                                   797                572
 General and administrative                            2,916              1,921
                                                  ----------          ---------
                                                       5,413              3,530
                                                  ----------          ---------

Operating loss                                        (4,411)            (2,389)
                                                  ----------          ---------
OTHER INCOME (EXPENSE):
-----------------------
Other                                                   (140)               (93)
Interest income (expense)                                (93)              (243)
                                                  ----------          ---------

                                                        (233)              (336)
                                                  ----------          ---------

Net  loss                                         $   (4,644)         $  (2,725)
                                                  ==========          =========

Net loss per share                                $    (1.25)         $    (.57)
                                                  ==========          =========

Weighted average shares used in computing
 net loss per share                                3,701,639          4,791,107
                                                  ==========          =========


The accompanying notes are an integral part of these financial statements.

                              POSITRON CORPORATION
                            Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                               Nine months
                                                            ended September 30,
                                                            --------------------
                                                              1996       1997
                                                            ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
    Net loss                                                 $(4,644)   $(2,725)
    Adjustments to reconcile net loss to net cash
     used by operating activities -
       Depreciation                                              262        192
       Amortization of intangible assets                          18         18
       Change in assets and liabilities -
          (Increase) decrease in accounts receivable             135       (101)
          (Increase) decrease in inventories                     110        (10)
          Decrease in prepaid expenses                           168         88
          (Increase) decrease in other current assets           (308)       311
          Increase in bank overdrafts                            ---         95
          Increase (decrease) in accounts payable, trade      (1,074)       426
          Increase (decrease) in accrued liabilities           1,460      1,575
          (Decrease) in note payable to affiliate               (410)       ---
          Increase (decrease) in unearned revenue               (241)       202
          (Decrease) in notes payable to others                 ---        (379)
          (Decrease) in revolving line of credit                ---         (75)
          (Decrease) in other liabilities                         (8)        (8)
                                                             -------    -------

               Net cash used by operating activities          (4,532)      (391)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Capital expenditures, net                                    (61)         3
                                                                   -
                                                             -------    -------

      Net cash provided by (used in) investing activities        (61)         3
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Proceeds from conversion of warrants to common stock              8          3
 Proceeds from issuance of preferred stock                     4,625
 Conversion of note payable to affiliates to preferred stock     650
 Preferred stock offering costs                                 (675)         -
                                                             -------    -------

          Net cash provided by financing activities            4,608          -
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents              15       (385)

Cash and cash equivalents at the beginning of the period         102        382
                                                             -------    -------

Cash and cash equivalents at the end of the period           $   117    $     3
                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

                             POSITRON CORPORATION
     (Form 10-QSB for the three and nine months ended September 30, 1997)


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


2.   Company Operations

     Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the three and nine months ended September 30, 1997 were $6,375,000, $969,000 and $2,723,000, respectively. The Company had an accumulated deficit of $47,230,000 at September 30, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

     At September 30, 1997, the Company had cash and cash equivalents totaling approximately $3,000 and bank overdrafts totaling approximately $95,000 compared to cash and cash equivalents of approximately $382,000 at December 31, 1996.
The bank overdrafts were cleared subsequent to the end of September 1997 without any loss to the Company or payees. During the first nine months of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, employees have deferred payment of 1997 salaries through September 30, 1997 totaling approximately $720,000. Additionally, the Company is in arrears to most of its vendors and suppliers. As of September 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to significantly reduce the level of its past due obligations to its employees, vendors and suppliers.

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


4.   Net Loss Per Share

     Net loss per common share for the three and nine months ended September 30, 1996 and 1997 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods.

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

                              POSITRON CORPORATION

      (Form 10-QSB for the three and nine months ended September 30, 1997)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Comparison of the Results of Operations for the nine months ended September 30, 1996 and 1997.

          Total revenue decreased $1,270,000 or 41.9% from $3,028,000 for the nine months ended September 30, 1996 to $1,758,000 for the same period ended September 30, 1997.

          Revenue from system sales was $650,000 for the first nine months of 1996 compared to $0 for the first nine months of 1996. Fee per scan revenue increased $95,000 or 27.8% from $342,000 during the first nine months of 1996 to $437,000 for the nine months of 1997. The increase in fee per scan revenue was more than offset by a decrease in service and component sales revenue $715,000 or 35.1% during the same period. Included in the first nine months of 1996 was a major system upgrade that resulted in service and component revenue in that period of approximately $750,000. No corresponding upgrade occurred in the first nine month of 1997.

          Gross profit during the first nine months of 1996 was $1,002 compared to $1,141,000 for the nine months ended September 30, 1997. The 1996 gross profit includes a provision for loss of $1,000,000 on the anticipated exchange of the initial production model HZL series scanner that is not performing up to specification.

          Total operating expense decreased approximately $1,883,000 or 34.8% from $5,413,000 for the nine months ended September 30, 1996 to $3,530,000 for the same period in 1997. The decrease principally results from reduced personnel cost and lower administrative overhead.


     Comparison of the Results of Operations for the three months ended September 30, 1996 and 1997.

          Total revenue decreased $676,000 or approximately 50.6% from $1,336,000 to $660,000 for the three months ended September 30,1996 and 1997, respectively. Included in the third quarter of 1996 is a major system upgrade that resulted in approximately $750,000 in service and component sales revenue in the 1996 quarter. No corresponding upgrade was present in the 1997 quarter. Fee per scan revenue increased approximately $77,000 or 50.6% from $152,000 for the quarter ended September 30, 1996 to $229,000 for the three months ended September 30, 1997

          Gross profit for the three months ended September 30, 1997 was $400,000 a decrease of $638,000 or 61.5% from $1,038,000 for the quarter ended September 30, 1996. The decrease in gross profit is principally the result of the previously mentioned 1996 system upgrade the cost of which was recorded in the fourth quarter of 1995.

          Total operating expense decreased 32.6% or $639,000 from $1,963,000 for the quarter ended September 30, 1996 to $1,324,000 for the three months ended September 30, 1997. Significantly lower personnel cost and lower rent expense accounted for the decrease.


     Financial Condition

          Since its inception the Company has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1996 and the three and nine months ended September 30, 1997 were $6,375,000, $969,000 and $2,723,000, respectively.
     The Company had an accumulated deficit of $47,230,000 at September 30, 1997. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service, the Company's revenues have fluctuated significantly period to period.

          At September 30, 1997, the Company had cash and cash equivalents totaling approximately $3,000 and bank overdrafts totaling approximately $95,000 compared to cash and cash equivalents of approximately $382,000 at December 31, 1996. The bank overdrafts were cleared subsequent to the end of September 1997 without any loss to the Company or payees. During the first nine months of 1997, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, employees have deferred payment of 1997 salaries through September 30, 1997 totaling approximately $720,000. Additionally, the Company is in arrears to most of its vendors and suppliers. As of September 30, 1997, such amount owed totaled approximately $1,500,000. The Company has had discussions with a number of potential investors regarding the sale of additional equity securities to such investors. If the Company is successful in raising additional capital, it is its intention to utilize a portion of such funds to reduce the level of its past due obligations to its employees, vendors and suppliers. /(1)/

               Although the Company has been actively pursuing the above financing alternative, no assurances can be given that the Company will be able to successfully alleviate its current financial difficulties. Failure of the Company to obtain an alternate source of capital is likely to have a material adverse effect on the Company's ability to continue as a going concern. /(1)/

          Additionally, the Company currently has no shares of its Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that any such increase in authorized shares will be approved by the Company's shareholders. /(1)/

          Due to the severe financial difficulties being experienced by the Company as of December 1, 1997 it has not made the necessary upgrade nor has it replaced the initial production model HZL series scanner mentioned above. The Company and the customer have agreed to defer ultimate resolution of this matter until such time as the Company is financially stronger. The Company anticipates that the ultimate future cash costs of replacing the scanner will be significantly less than the $1 million reserve. A possible solution to the problem includes the completion and installation of a partially complete HZL scanner currently in inventory. The Company estimates that an additional $200,000 would have to be spent to complete and install this machine. /(1)/ Alternatively, the Company is discussing the possibility of refunding a portion of the purchase price to the customer. The Company anticipates that such refund would not exceed $500,000. /(1)/

          The Company believes that the cash required to fund either of the two mentioned alternatives would be available from operations or from the below mentioned financings. /(1)/ If the Company is unable to complete the mentioned financings or if operations do not generate sufficient cash flow to finance the purchase of the inventory required to complete the HZL system in inventory it is likely to have a material adverse effect on the Company's ability to remain a going concern. /(1)/

          The Company has a verbal agreement with Uro-Tech, Ltd. extending the maturity date of its loan until April 30, 1998. If the Company is unable to liquidate this debt by such extended maturity date the Company will request an additional extension of the maturity date. /(1)/ The Company believes that Uro-Tech, Ltd. will extended the maturity date of its loan to the Company if requested, however, there can be no assurance that an additional extension will be granted to the Company. /(1)/

          On December 10, 1997, the Company received formal notice under its loan agreement with ProFutures Bridge Capital Fund, L.P., ("ProFutures") of the occurrence of an event of default. The default is the failure of the Company to pay the unpaid principal amount and earned interest under the note on its original maturity date. As of December 8, 1997 the Company owed ProFutures $957,601.30 consisting of unpaid principal of $957,601.30 and accrued interest of $0. Additionally, the Company is in violation of
     Section 6(f) of the loan agreement wherein it agreed to promptly discharge all of its uncontested debts and liabilities.

          It is the Company's intention to request a formal waiver of the events of default under the ProFutures loan agreement until such time that it is able to alleviate its current financial difficulties through one of the financing alternatives mentioned above. /(1)/ The Company believes that it will be successful in securing such waiver, however, there can be no assurance that an additional extension will be granted to the Company. /(1)/

-----------------

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

PART II - OTHER INFORMATION

                              POSITRON CORPORATION
      (Form 10-QSB for the three and nine months ended September 30, 1997)


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS: THE FOLLOWING DOCUMENTS ARE FILED AS EXHIBITS TO THIS REPORT

              11.0  COMPUTATION OF LOSS PER COMMON SHARE FOR THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.

              11.1  COMPUTATION OF LOSS PER COMMON SHARE FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.

              27.0  FINANCIAL DATA SCHEDULE.

          (b) REPORTS ON FORM 8-K:

               NONE

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       POSITRON CORPORATION
                                       (Registrant)



Date: December 29, 1995                /s/ DAVID O. RODRIGUE
                                       ----------------------------------------
                                       David O. Rodrigue
                                       Vice President, Chief Financial Officer
                                       (Duly Authorized Officer and
                                        Principal Accounting Officer)