Form 10KSB
period 1997-12-31
POSITRON CORP
filed 1998-09-18
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ________________


                             Commission file 0-24092


                              POSITRON CORPORATION
                 (Name of small business issuer in its charter)


                                     Texas
         (State or other jurisdiction of incorporation or organization)
                              I.D. No. 76-0083622
           1304 Langham Creek Drive, Suite 310, Houston, Texas 77084
                    (address of principal executive offices)
                   Issuer's telephone number: (281) 492-7100

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         Issuer's revenues for fiscal year ended December 31, 1997: $3,526,000

         As of June 30, 1998, there were 5,159,592 shares of the Registrant's Common Stock, $.01 par value outstanding.

Documents incorporated by reference: None

                                     PART I

         The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to attain widespread market acceptance of its POSICAM(TM) systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

Item 1.  Description of Business

General
         Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufacturers, markets and services, advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The United States Food and Drug Administration approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 1997, the Company has sold twenty (21) POSICAM(TM) systems, of which fifteen
(15) are in leading medical facilities in the United States, two (2) are installed in international medical institutions, one (1) is awaiting governmental approval for installation at a facility in Japan and three (3) are no longer operational. The Company presently markets its POSICAM(TM) systems at list prices up to $2.0 million depending upon the configuration and equipment options of the particular system.

         The  following  table  provides  summary   information   regarding  the
Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 1997:

                                                                                        Date of
Site                            Location          Clinical Application             Installation

Prototype:
U.T. Health Science Center      Houston, TX       Neurology/Cardiology                    1985

POSICAM(TM) Systems:
Saint Joseph's Hospital         Atlanta, GA       Cardiology                              1988
Cleveland Clinic Foundation     Cleveland, OH     Neurology/Cardiology                    1988
Memorial Hospital               Jacksonville, FL  Oncology/Cardiology                     1988
Kennestone Hospital             Marietta, GA      Cardiology                              1989
Medical City Dallas             Dallas, TX        Cardiology                              1990


Yale/Veterans Adm.              New Haven, CT     Neurology/Oncology/Cardiology           1991
Beth Israel                     New York, NY      Cardiology                              1991
Our Lady of The Lake            Baton Rouge, LA   Cardiology                              1992
Crawford Long Hospital          Atlanta, GA       Cardiology                              1992
Hermann Hospital                Houston, TX       Neurology/Oncology/Cardiology           1993
Hadassah Medical Organization   Israel            Neurology/Oncology/Cardiology           1995
Bio-Metabolic, Inc.             Detroit, MI       Cardiology/Oncology                     1995
Bergan Mercy Hospital           Omaha, NE         Cardiology/Oncology                     1995
Buffalo Cardiology & Pulmonary
 Associates                     Buffalo, NY       Cardiology                              1995
University of Madrid            Spain             Cardiology/Oncology/Neurology           1995
Baptist Hospital                Nashville, TN     Cardiology/Oncology                     1996
Imatron                         Japan             Cardiology/Oncology                     1997


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

         Commercial utilization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics, which may give it certain performance advantages over other commercially available PET systems. Such performance advantages include the POSICAM(TM) systems high count-rate sensitivity, which results in faster imaging, an enhanced ability to use certain types of radiopharmaceuticals, which minimize patient exposure to radiation and its ability to minimized false positive and false negative diagnoses of disease. The industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or noncompetitive. See "Item
1. Description of Business - Risks Associated with Business Activities--Substantial Competition and effects of Technological Change."

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

         The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 70 PET systems are currently operational in the United States and approximately 100 PET systems are in commercial use internationally. Of the PET systems currently operational in the United States, 15 systems were sold by the Company.

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

         In oncology, PET imaging is currently used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown the PET is more accurate than CAT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. Scans used to assess suspected breast cancer are still in the experimental stage. Whole body scans, however, are now performed with PET to survey the body for cancer.

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

         Radiopharmaceuticals used in PET technology can be created from many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical. Radiopharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or generator. Cyclotrons require an initial capital investment in a range up to $2 million, additional capital investment for site preparation, and significant annual operating expenses. A generator requires an initial capital investment of approximately $50,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM(TM) systems have been designed to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features which enhance their ability to use generator processed radiopharmaceuticals, thereby allowing a clinic or hospital which intends to focus on certain cardiac PET applications to avoid the significant capital and operating expenses associated with a cyclotron.

Marketing Strategy

         The Company initially targeted clinical cardiology as its marketing strategy based on research conducted at the University of Texas Health Science Center in Houston, Texas which showed the commercial potential of clinician cardiology applications of PET imaging.

         The Company relies on referrals from users of the Company's existing base of installed scanners, clinical presentations at professional conferences by customers of the Company, and published articles in trade journals to market its systems.

THE POSICAM(TM)  System

         At the heart of the POSICAM(TM) system is its detector assembly which detects positron emissions and electronic circuits which pinpoint the location of those positron emissions. POSICAM(TM) systems are easy to use and are not physically confirming thereby not intimidating to patients. POSICAM(TM) scans are commonly performed on an outpatient basis.

         The Company's POSICAM(TM) systems compare favorably with PET systems produced by other manufacturers based upon count rate and sensitivity. Count rate and sensitivity of an imaging system determines its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The favorable count rate and sensitivity of the POSICAM(TM) systems results in good diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count rate and sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, thereby reducing patient exposure to radiation and potentially reducing the capital cost to some purchasers through the elimination of the need for a cyclotron for certain cardiac applications.

         The detector assembly consists of crystals, which scintillate (give off light) when exposed to positron emissions, and photomultiplier tubes, which are coupled to the crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM(TM) detectors which unlike competing PET systems, permits the configuration of the detector crystals into overlapping series to create a higher quality image by eliminating image sampling gaps. This feature is important since under-sampling or gaps in sampling can contribute to an inaccurate diagnosis. The crystal array design also reduces "dead time" (the time interval following the detection and registering of a positron emission during which a subsequent even cannot be detected).

         The POSICAM(TM) system creates a high number of finely spaced image slices in. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned and is not necessarily the angle, which a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any designed angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the created image.

         An integral part of a POSICAM(TM) system is its proprietary data acquisition microprocessor and its application system software. The Company's software can reconstruct an image in five seconds or less. The Company has expended substantial effort and resources to develop the computer software to insure that it is user-friendly and clinically oriented. The only personnel needed to perform clinical studies with the POSICAM(TM) systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.

         POSICAM(TM) HZ and HZL. In addition to the basic POSICAM(TM) system, the Company offers two advanced versions of its basic system which are known as the POSICAM(TM) HZ and the POSICAM(TM) HZL. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and otherwise scan large organs, such as the liver. The POSICAM(TM) HZ and HZL employ new detector concepts to satisfy these needs while maintaining the high count rate sensitivity of the basic POSICAM(TM). In May 1991, the Company received approval from the FDA to market the POSICAM(TM) HZ and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993 the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has an even larger field of view than the POSICAM(TM) HZ facilitating whole body scanning and the scanning of large organs. As the market for PET systems matures and price sensitivity among purchasers increases, the Company believes that interest in the POSICAM(TM) HZ, which costs less than the POSICAM(TM) HZL, will increase. The Company also believes that the special features of the POSICAM(TM) HZL enhance its usefulness in oncology and neurology applications.

Customer Service and Warranty

         The Company has five (5) field service engineers in the United States, who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

         The company typically provides one-year warranties to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company currently provides service to all of its POSICAM(TM) systems, ten (10) of which are under formal service contracts. One (1) of the service contracts is automatically renewed on a month-to-month basis and one (1) automatically renews on a year-to-year basis. Of the remaining eight (8) service contracts, four (4) expire during 1998, one (1) expires in 1999, two expire in 2000 and one (1) expires in 2001. The Company is currently negotiating to extend all of the service contracts, which expire in 1998; however, there can be no assurances that such extension will be obtained.

         The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and therefore equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime for all installed POSICAM(TM) systems during 1997 and 1996 of greater than 95%.

Competition

         The Company faces competition from two (2) other commercial manufacturers of Pet systems and from other imaging technologies, primarily SPECT and MRI. The Company does not believe that MRI and CAT scan imaging represent significant competing technologies. The Company views MRI and CAT scan imaging to be complementary technologies to PET, in that PET, MRI and CAT scans each provide information not available from the other.

         The Company's primary competition from commercial manufacturers of PET systems comes from General Electric Company ("GE") and Siemens Medical Systems, Inc. ("Siemens") (in a joint venture with CTI, Inc. of Knoxville, Tennessee). GE and Siemens have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business--Risk Associated with Business Activities--Substantial Competition and Effects of
Technological Change and General Electric Transaction". In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States.

         The primary competing technology in the nuclear medicine industry is SPECT. The Company believes that the primary reason that SPECT competes successfully with PET is the lower cost of the SPECT systems. A SPECT system can cost between $175,000 and $750,000 as compared with up to $2.0 million
(depending on configuration and equipment options) for a POSICAM(TM) system. However, the Company believes its POSICAM(TM) systems are a better diagnostic tool in that the Company's systems are able to create more accurate images than SPECT imaging. Unlike SPECT, the radioactive substances used by the Company's systems are based on naturally occurring substances within the body and allow the POSICAM(TM) systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image.

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

         Several manufacturers of SPECT systems are now offering multi-head systems, which have been modified to operate in coincidence mode, similar to a PET scanner. These systems achieve spatial resolutions similar to that of PET scanners, but their sensitivity and count rate are only a small fraction of that achieved by true PET scanners, making the images "noisy" and more difficult to interpret. The Company believes these systems are useful for only a very limited class of clinical PET studies using only the FDG radiotracer. In addition, SPECT coincidence systems offer limited, if any, corrections for patient attenuation and scatter, which affects the accuracy of diagnosis.

Third-Party Reimbursement

         POSICAM(TM) systems are purchased or leased primarily by medical institutions, which provide health care services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payors such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

         Medicare/Medicaid reimbursement. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for certain PET imaging. Decisions as to such policies for major new medical procedures are typically Made by the U.S. Health Care Financing Administration ("HCFA"), based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. Medicare and Medicaid reimbursement for PET imaging have been, and the Company believes will continue to be, very restrictive. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company's business, financial condition, results of operations and cash flows.

         Private insurer reimbursement. Most insurance carriers currently consider PET imaging to be an investigational procedure and do not reimburse for procedures involving PET imaging. The Company believes that certain private insurance carriers, while they do not have broad Pet reimbursement policies, reimburse for PET scans on a case-by-case basis.

         If third-party coverage for PET procedures using the POSICAM(TM) system remains unavailable, it will likely have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Manufacturing

         The Company believes that it currently has the ability to assemble its POSICAM(TM) scanners in a 2,700 square foot area of its 5,400 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble a typical POSICAM(TM) system in two months with an additional month required for testing before delivery. Due to the Company's current financial condition, the Company relocated its manufacturing area in April 1998 and the Company has not yet produced any POSICAM(TM) systems at its present facility.

         An essential component of the Company's POSICAM(TM) systems is bismuth germinate oxide ("BGO") crystals which detect the positron emissions forming the basis for a PET image, and photomultiplier tubes, which convert the light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. BGO crystals are specially manufactured and are available from a supplier located in the United States, that is a subsidiary of a Japanese company and another supplier located in France. While the Company primarily relies on a single source for its BGO crystals, it has in the past purchased crystals from the second manufacturer and believes that it could resume such purchases at acceptable prices without significant delays. The Company purchases photomultiplier tubes from a French supplier. In the event that the supply of French photomultiplier tubes were to be interrupted, the Company believes it has the ability to source similar product from an alternate manufacturer in the United States. The Company believes that multiple vendor sources exist in the United States for all other parts, for which no individual vendor is critical to production. However, due to the Company's current financial condition, many of its suppliers are requiring advanced payments for materials.

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

          The Company's research and development expenses for the years ended December 31, 1997 and 1996 were $1,305,000 and $2,227,000, respectively. In addition to the Company's sponsored and funded research and development programs, the Company in the past has supplemented its research and development with a technology transfer agreement with UTHSC and currently is participating in a collaborative research efforts with selected clinical and research customers, and research grants funded through the federal government's Small Business Innovative Research ("SBIR') program.

Patent and Royalty Arrangements

          The Company acquired the know-how and patent rights or positron imaging (the "Licensed Technology") from the Clayton Foundation, K. Lance Gould (a director of the Company) and Nizar A. Mullani (formerly a director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% each to the Clayton Foundation, K. Lance Gould and to Nizar A. Mullani.

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

Government Regulations

         The Company's POSICAM(TM) systems and radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and approves the clinical testing, manufacturing, labeling, distribution and promotion of medical devices in the United States prior to their commercialization. In addition, various foreign countries in which the Company's products are or may be marketed, impose certain regulatory requirements.

         The Company's POSICAM(TM) systems are regulated as medical devices by the FDA and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a class I, class II, or class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to the Good Manufacturing Practice ("GMP") regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices require premarket approval from the FDA and are generally devices, which support or sustain human life or present a potential risk of illness or injury. The POSICAM(TM) systems are considered to be class II devices. However, as of June 30, 1998, the FDA has not promulgated a performance standard for PET systems. Therefore, POSICAM(TM) systems are not currently subject to such controls, nor are they subject to post market surveillance, patient registries and FDA guides.

         Before it can be commercially marketed a class II device must be approved by the FDA. If a medical device is "substantially equivalent" to a legally marketed class II device, the manufacturer or distributor may seek FDA clearance by filing what is known as a 510(k) pre-market notification which must be supported by data and test results. If the FDA determines that the device is substantially equivalent, then it may be marketed in the United States. The FDA may, however, require additional data or additional test results, or may determine that a device is "not substantially equivalent." Requests for additional date or test results or a "not substantially equivalent" determination could delay the Company's market introduction of new products and could have a material adverse effect on the Company's financial results and operations. The FDA is not required to respond to 510(k) pre-market notifications within a specific time period. The FDA recently began requiring a more rigorous demonstration of substantial equivalence and in many cases the time periods required for product approvals has increased. If the FDA determines that a new product is "not substantially equivalent," then the manufacturer must undergo a lengthy Pre-Marketing Approval process which generally involves clinical trials and submission of data to prove safety and effectiveness before approval is granted.

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

         During February 1995, the FDA conducted a GMP compliance inspection at the Company's manufacturing facility that resulted in the Company receiving an FDA warning letter. Several issues were noted for corrective action in that letter and the Company expeditiously took action to address the FDA's concerns. In February 1996, the FDA began a follow-up inspection of the Company's corrective actions. In February 1996, February 1997 and July 1998 the FDA
conducted  follow-up  inspections  of the Company's  facilities.  As of June 30,
1998, the Company has not been informed of the results of such follow-up inspections. If the FDA finds that the Company has not corrected the deficiencies noted in the warning letter it could, among other things, issue another warning letter, prohibit new product introductions, institute a product recall or prohibit the Company from shipping products until all deficiencies are corrected to the FDA's satisfaction. The Company is cooperating fully and intends to continue to work with the FDA in all compliance matters.

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

         PET imaging centers must comply with regulations promulgated, in most states, by an agency of the state government, under authority delegated by the Nuclear Regulatory Commission governing the possession and use of radiopharmaceuticals for medical diagnostic procedure. In order to secure approval, a PET imaging center must submit an acceptable site for its scanner, employ adequate radiation safety and quality procedures, and provide a nuclear physician who meets certain training and experience standards. Cyclotrons are considered industrial devices and are therefore not covered by any FDA regulations. Currently, there are no state or federal regulations concerning the sale, marketing, or ownership of cyclotrons. However, operational licenses are required by state radiation regulatory divisions. The licensing and/or registration of cyclotrons by a state is typically handled by the state's Department of Health or Bureau of Radiation Control.

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

Backlog

         The Company had no backlog for its POSICAM(TM) systems at June 30, 1998 or December 31, 1997.

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

Employees

         As of June 30, 1998, the Company employed ten (10) full-time persons, two (2) are employed in the Company's engineering department, five (5) in field service, two (2) in manufacturing and one (1) in the executive and administration department.

         On January 1, 1996, the Company entered into an employment agreement with Werner J. Haas, Ph.D. pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual base salary of $200,000, bonuses in an amount to be determined at the discretion of the Company's Board of Directors, and participation in any employee benefit plan adopted by the Company for its employees.

         On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Dr. Haas has demanded that the Company pay to him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of June 30, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

         Gary B. Wood, Ph.D., currently Chairman of the company's Board of Directors, has assumed the duties of President and Chief Executive Officer until selection of a replacement for Dr. Haas.

Risks Associated with Business Activities

         Potential Default Under Pro Futures Loan. The Pro Futures Loan matures on October 5, 1998 and, at that time, approximately $450,000 will be due under the Pro Futures Loan. Unless the maturity date of the Pro Futures Loan is extended or the Company is successful in obtaining additional debt or equity financing in an amount necessary to discharge the Pro Futures Loan prior to its maturity, the Company will be unable to pay when due the Pro Futures Loan and a payment default thereunder will occur. The Pro Futures Loan is secured by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. Upon a payment default under the Pro Futures Loan, the Company anticipates that the lender thereunder will seek to foreclose its liens and security interest encumbering the Company's assets. Such foreclosure would have a material adverse affect on the Company and its securityholders and would prevent the Company from continuing as a going concern. The Company does not currently have the means to repay the Pro Futures Loan at its October 5, 1998 maturity and it is unlikely by such maturity date that the Company will be able to obtain additional debt or equity financing necessary to repay the Pro Futures Loan. The Company currently intends to seek an extension of the maturity date of the Pro Futures Loan although there are no assurances that an extension will be will be obtained, or if obtained, that the Company will not be required to grant the lender thereunder additional concessions, consideration or securities, the terms of which may be materially adverse to the Company and its securityholders. Absent obtaining an extension of the October 5, 1998 maturity date of the Pro Futures Loan or the additional debt or equity financing necessary to repay the Pro Futures Loan by such date, the Company may be forced to seek protection under the Federal Bankruptcy laws.

          History of Losses. To date the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1996 were $4,455,000 and $6,375,000, respectively. At
December 31, 1997, the Company had an accumulated deficit of approximately $48,960,000. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future, if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that are sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate, significantly from quarter to quarter and from year to year.

         Recruiting and Retention of Qualified Personnel. The Company's success is dependent to a significant degree upon the efforts of its executive officers and key employees. The loss or unavailability of the services of any of its key personnel could have a material adverse effect on the Company. The Company's success is also dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management, research and marketing. Given the Company's current financial situation, there can be no assurance that the Company will be able to continue to hire and retain a sufficient number of qualified personnel. If the Company is unable to retain and attract such qualified personnel, its business, operating results and cash flows could be adversely affected.

         Working Capital Deficiency. At December 31, 1997, the Company had cash and cash equivalents in the amount of $160,000 compared to $382,000 at December 31, 1996. Throughout much of 1997 and the first half of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, the payment of salaries and other benefits to certain management level employees (totaling approximately $700,000) were deferred at December 31, 1997. During the first and second quarters of 1998, the Company made payments to such management level employees to reduce its liability for past due salaries and wages to approximately $600,000 at June 30, 1998. Additionally, the Company is in arrears to many of its vendors and suppliers. As of June 30, 1998, such amount owed to vendors and suppliers totaled approximately $1,327,000.

         Assuming that the Company is successful in obtaining an extension of the October 5, 1998 maturity date of the Pro Futures Loan or the additional debt or equity financing necessary to repay the Pro Futures Loan, the Company will also require additional debt or equity financing to sustain its operations beyond the fourth quarter of 1998. The Company currently is unable to seek such additional debt or equity financing and, unless the closing of the Imatron Transaction occurs, it is unlikely that the Company will be able to seek to obtain such financing. In the event that the Imatron Transaction (see below) closes, the Company intends to rely upon Imatron's undertaking (to use its best efforts to arrange additional third party equity financing for the Company) in order to fulfill its current financing needs. There are no assurances that the closing of the Imatron Transaction will occur, or if the closing occurs, that Imatron will be successful in arranging additional third party equity financing for the Company or, if such equity financing is obtained, that the terms of such equity financing will be favorable to the Company or its securityholders.

         As a result of the Company's liquidity problems, its auditors, Ham, Langston & Brezina, L.L.P., have added an emphasis paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern.

         The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company anticipates that it will hold a special meeting of its shareholders at which time it will seek approval of the Imatron Transaction and approval of an increase in the number of authorized common shares; however, no assurances can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

         Imatron Transaction. In June 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. of South San Francisco ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $500,000 in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had borrowed $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets.

         Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on June 30,1998 Positron would have been obligated to issue at least 9,000,000 shares of common stock. Positron will receive a nominal cash amount from Imatron in payment for the shares. Under the planned arrangement, Positron will remain an independent public company.

         Imatron, in addition to providing limited working capital financing, has agreed to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to take, after the share issuance closing date, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. Positron recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan, an affiliate of Imatron, Inc. is a major distributor for Imatron's Ultrafast CT and several other high tech companies. Imatron has a 24 percent minority interest in Imatron Japan. Imatron has also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts after the share issuance closing date to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

         Consummation of the issuance of shares to Imatron is conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of an amendment to Positron's Articles of Incorporation to increase its authorized common stock to at least 100,000,000 shares. Positron anticipates that the share issuance to Imatron will close in the third quarter of this year if such shareholder approval is obtained.

         In connection with the above transactions, Positron, Imatron and two current lenders to Positron, Uro-Tech, Ltd. and ProFutures Bridge Capital Fund, L.P. ("Profutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan (with a current balance of approximately $845,000) to October 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $260,000 at June 30, 1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron.

         If  the  Imatrom  Transaction  is  not  completed,  or if  the  Imatron
Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

         NASDAQ  SmallCap  Market   Eligibility   Failure  to  Meet  Maintenance
Requirements: Delisting of Securities from the NASDAQ Systems. The Company's Common Stock was previously listed on the NASDAQ SmallCap Market. The Board of Governors of the National Association of Securities Dealers, Inc. (the "NASD") has established certain standards for the continued listing of a security on the NASDAQ SmallCap Market. The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $2,000,000. As of December 31, 1997, the Company had a total capital and surplus deficit of $5,113,000. The Company failed to maintain its NASDAQ stock market listing and will not meet the substantially more stringent requirements to be re-listed until such time as it is able to raise capital by sale of additional equity securities or increase sales of its POSICAM(TM) systems. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to be re-listed under the NASDAQ SmallCap Market System.

          Trading of the Company's Common Stock is currently conducted in the "pink sheets" or the NASD's Electronic Bulletin Board. Trading in the Common Stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of June 30, 1998, the closing price of the Company's Common Stock was $0.41.

         The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's Common Stock is severely affected due to the limitations placed on broker/dealers that sell the Common Stock in the public market.

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

         Government Regulation. The Company's POSICAM(TM) systems and the radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and must approve the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices in the United States. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA. Delays in receiving regulatory approval could have a material adverse effect on the Company's business. In addition, various foreign countries in which the Company's products are or may be marketed impose additional regulatory requirements. Further, the Company's operations and the operations of PET systems are subject to regulation under federal and state health safety laws, and purchasers and users of PET systems are subject to federal and state laws and regulations regarding the purchase of medical equipment such as PET systems. All laws and regulations, including those specifically applicable to the Company, are subject to change. The Company cannot predict what effect changes in laws and regulations might have on its business. Failure to comply with applicable laws and regulatory requirements could have material adverse effect on the Company's business, financial conditions, results of operations and cash flows.

         Certain Financing Arrangements. In order to sell its POSICAM(TM) systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements. The venture arrangements have involved lower cash prices for the Company's systems in exchange for interests in the ventures, thus exposing the Company to the attendant business risks of the ventures. The Company has, in certain instances, sold its systems to financial intermediaries, which have, in turn, leased the system. Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its normal market prices on normal sale terms. There can be no assurance that the Company will not find it necessary to enter similar transactions to effect future sales. The nature and extent of the Company's interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as financing arrangements rather than "sales" for financial reporting purposes. Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company's financial results.

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

         No Dividends. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1997, approximately $433,000 of preferred stock dividends are undeclared and unpaid by the Company.


Item 2.  Description of Property

         The Company occupies a 5,400 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The facility is leased through September 30, 1998, at a lease rate of approximately $2,700 per month. The Company estimates the space to be sufficient for the period through the expiration of its current lease.


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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         In December 1993, the Company completed an initial public offering of 1,750,000 shares of Common Stock and 1,946,775 redeemable warrants (the "Redeemable Warrants") to purchase Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering there was no public market for Company's Common Stock. The Company's Common Stock and Redeemable Warrants are currently traded in the over-the-counter securities market, and quoted on the NASDAQ OTC Bulletin Board under the symbols POSI and POSIW, respectively. The Company's Common Stock and Redeemable Warrants were previously traded on the NASDAQ SmallCap Market but were delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ SmallCap Market. See "Item 1. Description of Business - Risks Associated with Business Activities."

         The following sets forth the range of the high and low reported closing sales prices for the Company's Common Stock for the first three quarters of 1998, through August 17, 1998, and for each quarter in 1997 and 1996, all as reported on the NASDAQ OTC Bulletin Board or the NASDAQ SmallCap Market.

                          1998                  1997                   1996
                          ----                  ----                   ----
                      High      Low         High      Low          High     Low
  First Quarter      $0.625   $0.266       $3.375   $1.250       $3.563   $1.375
  Second Quarter      0.609    0.188        1.938    0.375        4.188    3.250
  Third Quarter*      0.453    0.213        1.438    0.422        5.500    2.000
  Fourth Quarter        --       --         0.953    0.172        3.250    1.500

  * Through August 17, 1998

         There were approximately 220 holders or record of shares of Common Stock as of June 30, 1998, including broker-dealers holding shares beneficially owned by their customers .

         The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1997, approximately $433,000 of preferred stock dividends are undeclared and unpaid by the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General
         The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company's POSICAM(TM) systems; 15 of which are currently in operation in certain medical facilities in the United States. The Company has never been able to sell its POSICAM(TM) systems in sufficient quantities to achieve profitability and should the Company be unable to complete the Imatron Transaction discussed below, the Company does not have sufficient capital to repay secured creditors as obligations mature and will, in all likelihood, be unable to continue in operations.

         Imatron Transaction. In June 1998, the Company entered into the Imatron Transaction with Imatron, whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $500,000 in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had borrowed approximately $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets.

         Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on June 30,1998 Positron would have been obligated to issue at least 9,000,000 shares of common stock. Positron will receive a nominal cash acquisition price from Imatron in payment for the shares.

         Imatron, in addition to providing limited working capital financing, has agreed to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to take, after the share issuance closing date, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. Positron recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan, an affiliate of Imatron, Inc. is a major distributor for Imatron's Ultrafast CT and the products of several other high tech companies. Imatron has a 24 percent minority interest in Imatron Japan. Imatron has also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts after the share issuance closing date to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

         Consummation of the issuance of shares to Imatron is conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of an amendment to Positron's Articles of Incorporation to increase its authorized common stock to [at least] 100,000,000 shares of common stock. Positron anticipates that the share issuance to Imatron will close in the third quarter of this year if such shareholder approval is obtained.

         In connection with the above transactions, Positron, Imatron and two current lenders to Positron, Uro-Tech, Ltd. and Profutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan (with a current balance of approximately $845,000) to October 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998,
(b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $260,000 at June 30,
1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron.

         If  the  Imatrom  Transaction  is  not  completed,  or if  the  Imatron
Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

Results of Operations

         During the year ended December 31, 1997, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased from ($6,375,000) in 1996 to ($4,455,000) in 1997. The decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs, partially offset by increases in valuation reserves to reduce inventories to their estimated net realizable value. Further analysis follows:

         Revenues: System sales increased from $650,000 in 1996 to $1,129,000 in 1997, although the Company sold only one POSICAM(TM) system in each year. The $479,000 increase is attributable to the fact that the system sold in 1996 was a refurbished system and sold for a much lower price than the new HZ series system sold in 1997. Fee per scan revenues increased from $415,000 in 1996 to $602,000 in 1997 as a result of improved performance under the Company's' only fee per scan contract. Service and component revenue decreased by $715,000 in 1997 as compared to 1996 due primarily to a $750,000 system upgrade performed on an older POSICAM(TM) system in 1996.

         Cost of Sales and Services: Cost of system sales increased from $316,000 in 1996 to $698,000 in 1997 due to the fact that POSICAM(TM) system sold in 1997 was a new system while the POSICAM(TM) system sold in 1996 was simply refurbished and, accordingly, was of lesser cost. Cost of fee per scan decreased from $172,000 in 1996 to $156,000 in 1997 due to lower maintenance costs on the Company's only fee per scan system. The primary cost associated with fee per scan is depreciation expense, which remained constant. Service, warranty and component cost increased from $610,000 in 1996 to $645,000 in 1997, even though corresponding revenues decreased by $715,000. This increase is attributable to a $180,000 charge recognized in 1997 to reduce service inventory to its estimated net realizable value. The provision for loss on system exchange was a non-recurring warranty reserve established in the first quarter of 1996 in anticipation of possible losses to be incurred on the exchange of the Company's first POSICAM(TM) HZL system.

         Operating Expenses: Research and development expenses decreased from $2,227,000 in 1996 to $1,305,000 in 1997 due to reductions in staff. The company reduced personnel levels significantly in 1997 as liquidity problems squeezed Company resources. Selling, general and administrative expenses declined from $5,263,000 in 1996 to $4,753,000 also due to staff reductions. However the savings from staff reductions were partially offset by two significant 1997 charges as follows: 1) An inventory obsolescence reserve of $1,224,000 was recorded to reduce inventory to be used in the manufacturing process to its estimated net realizable value, and 2) bad debt expense associated with uncollectible notes receivable of $309,000.

         Other Expenses: Interest expense increased from $197,000 in 1996 to $335,000 in 1997 due primarily to interest expense associated with the Company's loan from Profutures (the "Profutures Loan"). The Profutures Loan was initially funded in November 1996 and had a balance in excess of $1,000,000 throughout much of 1997. The interest rate on the Profutures Loan increased from 12% to 18% during 1997 and that increase in interest rate combined with a higher average debt level resulted in a significant increase in interest expense.

Net Operating Loss Carry Forwards

         The Company has accumulated a significant net operating loss carry forward which may be used to reduce taxable income and related income taxes in future years. Since the closing of the Company's 1993 initial public offering and the sale in February, March and May of 1996 of 3,075,318 shares of Series A Convertible Preferred Stock, each resulted in more than a 50% change in the ownership percentages of shareholders, the provisions of Section 382 of the Internal Revenue Code severely limit the annual utilization of the net operating loss carry forwards. If the Imatron Transaction is completed, the utilization of net operating losses arising since the 1996 issuance of Series A Convertible Preferred Stock will be limited. In addition, the utilization of the losses to reduce future income taxes is dependent upon the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards will begin to expire in the year 1999.

Liquidity and Capital Reserves

         Since its inception the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1996 were $4,455,000 and $6,375,000, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $48,960,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

         At December 31, 1997, the Company had cash and cash equivalents in the amount of $160,000 compared to $382,000 at December 31, 1996. Throughout much of 1997 and the first half of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, the payment of salaries and other benefits to certain management level employees (totaling approximately $700,000) were deferred at December 31, 1997. During the first and second quarters of 1998 the Company has made payments to such management level employees to reduce its liability for past due salaries and benefits to approximately $600,000 at June 30, 1998 Additionally, the Company is in arrears to many of its vendors and suppliers. As of June 30, 1998, such amount owed to vendors and suppliers totaled approximately $1,327,000. This amount excludes the nine months severance demand made by Dr. Haas. See comments under Employees above.

         Assuming that the company is successful in obtaining an extension of the October 5, 1998 maturity date of the Profutures Loan or the additional debt or equity financing necessary to repay the Profutures Loan, the Company will also require additional debt or equity financing to sustain its operations beyond the fourth quarter of 1998. The Company currently is unable to seek such additional debt or equity financing and, unless the closing of the Imatron Transaction occurs, it is unlikely that the Company will be able to seek to obtain such financing. In the event that the Imatron Transaction closes, the Company intends to rely upon Imatron's undertaking (to use its best efforts to arrange additional third party equity financing for the Company) in order to fulfill its current financing needs. There are no assurances that the closing of the Imatron Transaction will occur, or if the closing occurs, that Imatron will be successful in arranging additional third party equity financing for the Company or, if such equity financing is obtained, that the terms of such equity financing will be favorable to the Company or its securityholders.

         As a result of the Company's liquidity problems, its auditors, Ham, Langston & Brezina, L.L.P., have added an explanatory paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern.

         The Company currently has no shares of Common Stock available for issuance and all authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise additional capital through the sale of equity securities. The Company anticipates that it will hold a special meeting of its shareholders at which it will seek approval of the Imatron Transaction and approval of an increase in the number of authorized common shares; however, no assurances can be given that such additional shares will be authorized in adequate time to allow the Company to issue such equity securities.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

         Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant.

         The Company is currently assessing its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on preliminary assessments, management believes that significant exposure does not exist with respect to third parties.

         The Company believes the worst case scenario, with regard to the year 2000 issue, would be extreme delays in receiving products needed for manufacturing and delays in customer payments for fee-per-scan services. In the Company's current financial position, these circumstances could threaten the Company's continued existence.

Recently Issued Accounting Pronouncements

         In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These pronouncements are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires a company to display an amount representing comprehensive income, as defined by the statement, as part of the company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. The adoption of SFAS 130 should not materially affect the Company's financial statements.

         SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company has not yet assessed what impact SFAS 131 will have on its financial statement reporting.

Information Regarding and Factors Affecting Forward Looking Statements

         The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to attain widespread market acceptance of its POSICAM(TM) systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

Item 7.  Financial Statements

         The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 7, 1998, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), by means of a letter addressed to the Chairman of the Board and Chief Executive Officer of Positron Corporation informed the Company that it had resigned as the Company's independent auditors. The resignation arises from Coopers & Lybrand's desire to terminate its relationship with the Company because of the Company's current financial condition.

         There was no adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles for either of the Company's past two (2) years except: (i) Coopers & Lybrand's report on the financial statements of the Company as of and for the years ended December 31, 1996, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty"; and (ii) The financial statements as of and for the fiscal year ended December 31, 1997 have not been audited.

      This decision to resign was made by Coopers & Lybrand and was neither approved nor disapproved by the Company's Board of Directors.

      During the two most recent fiscal periods ended December 31, 1997 and December 31, 1996 and from December 31, 1997 to the date of Coopers & Lybrand's resignation, there were: (i) no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(v) or Regulation S-K.

      Coopers & Lybrand has provided the Securities and Exchange Commission with a letter agreeing to the disclosure contained herein.

         Coopers and Lybrand was replaced by Ham, Langston & Brezina, L.L.P. on June 26, 1998.

      Prior to the engagement of Ham, Langston & Brezina, L.L.P. as independent auditors, the Company had not consulted them regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

      No disagreements exist between the Company and Ham, Langston & Brezina, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                        DIRECTORS AND EXECUTIVE OFFICERS

         The directors, executive officers and key employees of the Company consist of the following individuals:


  Name                           Age               Position

  Gary B. Wood, Ph.D.             47      Director, Chairman of the Board and
                                          Interim Chief Executive Officer

  K. Lance Gould. M.D.            57      Director

  John H. Laragh, M.D.            69      Director

  Ronald B. Schilling, Ph.D.      56      Director

  William S. Kiser, M.D.          68      Director (resigned effective
                                          May 1,  1998)

  Werner J. Haas, Ph.D.           59      Director, President and Chief
                                          Executive Officer (resigned effective
                                          February 1, 1997)

  Howard R. Baker                 45      Executive Vice President (resigned
                                          effective April 14,  1998)

  David O. Rodrigue               49      Chief Financial Officer and Secretary
                                          (resigned effective January 21,  1998)

  Richard Hitchens                53      Vice President Engineering (resigned
                                          effective October 1, 1996)

         Gary B. Wood, Ph.D., has served as director and Chairman of the Board of Directors of the Company since April 1990. From October 1, 1994 to December 31, 1995, he also acted as President and Chief Executive Officer of the Company pending the selection of a new President and Chief Executive Officer. Upon the resignation of Dr. Werner J. Haas in February 1997, Dr. Wood again assumed the duties of President and CEO pending the selection of a new President and CEO. He is President of Concorde Financial Corporation, a private investment management and consulting firm which he founded in 1981 and is the founder, chairman and a principal shareholder of OmniMed Corporation, a venture capital investment firm founded in 1986. Dr. Wood is also the founder and Chairman of Uro-Tech Management Corporation (a wholly owned subsidiary of OmniMed) founded in 1983. Both OmniMed and Uro-Tech specialize in investing in the biotechnology and health care industries. Dr. Wood holds a BS and MS in Electrical Engineering (with special emphasis in Biomedical Instrumentation), and an interdisciplinary Doctorate of Philosophy from Texas Tech University. Certain of the entities controlled by Dr. Wood are principal shareholders of the Company.

         K. Lance Gould, M.D., one of the inventors of the Company's POSICAM(TM) system, has served as a director and as Special Medical Consultant to the Company since 1984. For more than the last five years, Dr. Gould has served as a Professor of Medicine at the University of Texas Medical School in Houston. Dr. Gould holds a BA in Physics from Oberlin College and a M.D. from Western Reserve Medical School.

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


Item 10.  Executive Compensation

         The following tables set forth certain information with respect to compensation paid by the Company during the years ended 1997, 1996 and 1995 and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 1997 and 1996. .

                                            Summary Compensation Table
                                                   Annual Compensation           Awards   Payouts
          (a)             (b)       (c)      (d)           (e)            (f)         (g)     (h)          (I)
                      -------------------------------------------------------------------------------------------
                                                                     Restricted  Options/
Name and Principal    Fiscal    Salary    Bonus     Other Annual        Stock      SARs     LTIP        All Other
       Position        Year        ($)      ($)     compensation     Award(s)        (#)  Payouts ($)Compensation
-----------------------------------------------------------------------------------------------------------------
Gary B. Wood Ph.D.    1997        33,333      -            -               -          -       -             -
President and Chief   1996        13,750  19,800       98,000 (1)          -          -       -             -
Executive Officer     1995       165,000  28,333       86,083 (2)          -      53,636 (3)  -             -
(October 1, 1994 to
December 31, 1995 and
February 1, 1997 to
Present)

Werner J. Haas, Ph.D. 1997         8,021       -           -               -          -       -             -
(Resigned as CEO on   1996       204,800       -       16,600 (4)          -          -       -             -
February 1, 1997)     1995          N/A        -           -               -          -       -             -

(1)  Represents $80,000 in consulting fees paid to Dr. Wood and  $18,000 in directors fees.

(2)  Represents  $73,333 in consulting fees paid to Dr. Wood and  $12,750 in directors fees.

(3) Represents options to acquire 3,636 shares of Common Stock awarded under the 1994 Plan in 1995 and 50,000 options to acquire common stock issued in connection with Mr. Wood's acting as interim CEO during 1995.

(4)  These amounts represent the Company's reimbursement of certain of Dr. Haas' living expenses during the period he served as President and CEO of the Company.

                                    Aggregated Option/SAR Exercises in Last Fiscal Year
                                           and Fiscal Year-End Option/SAR Values
             (a)                    (b)           (c)                   (d)                              (e)
                                                            --------------------------      ---------------------------
                                                               Number of Unexercised         Value of Unexercised In-the-
                                                            Options/SARs at Fiscal Year-     Money Options/SARs at Fiscal
                                                                        End                            Year-End
------------------------       ------------    --------     -----------    ------------     -----------     ------------
                                   Shares        Value
                                Acquired on    Realized     Exercisable    Unexercisable    Exercisable     Unexercisable
            Name                Exercise (#)      ($)           (#)             (#)             ($)              ($)
------------------------       ------------    --------     -----------    ------------     -----------     -------------
Gary B. Wood, Ph.D.                       0           0          71,440               0            0(1)              0(1)

Werner J. Haas, Ph.D.                     0           0        ________               0            0(1)              0(1)

(1)      Based upon the exercise price in effect on December 31, 1997 and the closing price of $0.250 for the Company's Common Stock on December 31, 1997, as reported on the NASDAQ National Market System.

Compensation of Directors

         The Company reimburses its directors for their reasonable expenses associated with attending meetings of the Board of Directors. The Company also compensates each director who is not a full time employee of the Company in the amount of $12,500 per year. The Chairman of the Board also receives an additional annual retainer of $2,000 per year and each director who is not a full time employee of the Company and who is a member of a committee of the board receives an additional $500 per committee meeting attended, not to exceed $2,500 during any calendar year. Any director who is not a full time employee of the Company and who is serving as the chairman of a committee of the board receives an additional $2,000 per year for such services. For purposes of the above described director compensation, Dr. Wood, while serving as interim President and Chief Executive Officer, has not been considered a full time employee of the Company. Due to the financial liquidity problems the Company is experiencing, no cash payments were made to any of the directors during 1997 or 1996 for their services as directors of the Company. As of June 30, 1998 approximately $540,000 was owed to Directors or former Directors of the Company.

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

         On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and, more specifically, to him. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of June 30, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

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

1994 Incentive and Non-statutory Option Plan
         On June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Non-statutory Option Plan (the "1994 Plan"). The 1994 Plan is an arrangement under which certain individuals may be granted options for incentive stock options and Non-statutory stock options as described below. Subject to adjustment as set forth in the 1994 Plan, the aggregate number of shares of the Company's Common Stock that may be the subject of awards is 610,833. Of the 610,833 shares of Common Stock available under the 1994 Plan 160,000 have been reserved for issuance to non-employee directors. As of December 31, 1997, 345,481 options had been granted to employees and 113,724 options had been granted to non-employee directors.

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

         A participant is fully vested in the current value of that portion of his or her accounts attributable to Deferral Contributions. A participant's interest in that portion of his or her accounts attributable to Employer Contributions is generally fully vested after five years of employment.
Distributions under the 401(k) Plan are made upon termination of employment, retirement, disability and death. In addition, participants may make withdrawals in the event of severe hardship or after the participant attains age fifty-nine and one-half.

         The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, so that contributions made under the 401(k) Plan, and income earned on contributions, are not taxable to participants until withdrawal from the 401(k) Plan.

         The Company's contributions to the 401(k) Plan for the accounts of Mr. Haas were $0 in 1997, and $2,339 in 1996. The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 1997 and 1996 was $11,490 and $36,306 respectively. Dr. Wood is not eligible to participate in the Company's 401(k) Plan.

Policy with Respect to $1 Million Deduction Limit

         It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 1997 or 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of June 30, 1998, regarding the ownership of Common Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group. Included in the "Number of Shares of Common Stock" are shares attributable to options or warrants that are exercisable as of, or will be exercisable within 60 days after, December 31, 1997.

                                    Number of      Percent of       Number of      Percent of      Number of      Percent of
 Name of Beneficial                  Shares       Outstanding      Shares of      Outstanding     Shares of      Outstanding
       Owner(1)                    of Common         Common         Series A        Series A        Series B       Series B
                                     Stock            Stock         Preferred       Preferred      Preferred       Preferred
                                                                      Stock           Stock          Stock           Stock

Auer & Co.(2)                        600,000           11.3%        399,996            25.1%
c/o ASB Capital Mgt.
1101 Pennsylvania Avenue
NW, Suite 300
Washington, DC 20004

DHB Capital                                                                                          25,000            100%
11 Old Westbury Rd.
Old Westbury, NY  11568

Uro-Tech, Ltd.(3)                    865,523           15.5%        433,329            27.2%
5430 LBJ Freeway
Dallas, Texas  75240

K. Lance Gould, M.D.(4)              103,830            2.1%
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

Gary B. Wood, Ph.D.(5)                80,793            1.6%
Omni-MedCorporation
5430 LBJ Freeway
Dallas, Texas  75240

John H. Laragh, M.D.(6)
Positron Corporation                  31,709               *
16350 Park Ten Place
Houston, Texas 77084

Ronald B.Schilling, Ph.D.(7)           8,709               *
Positron Corporation
16350 Park Ten Place
Houston, Texas 77084

All Directors and Executive          225,041            4.4%        433,329            27.2%
Officers as a Group (5 persons)

*  Less than 1%

(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Common Stock or Series A Preferred Stock shown.

(2) Includes 600,000 shares issuable upon the conversion of 400,000 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 200,000 warrants to purchase Common Stock.

(3) Includes 424,787 shares of Common Stock owned by Uro-Tech, Ltd., a Texas limited partnership, the general partner of which is OmniMed Corporation ("OmniMed"). Includes 156,565 shares of Common Stock issuable upon the exercise of Series E Warrants held by Uro-Tech, Ltd. Includes 650,000 shares issuable upon the conversion of 433,333 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and 216,671 warrants to purchase Common Stock acquired upon the conversion of $650,000 in principal amount of the Uro-Tech Loan. Also includes 67,500 shares issuable upon the conversion of warrants acquired in connection with the Uro-Tech Loan. Dr. Wood is Chairman of the Board of Directors, and beneficially owns 63.7% of the outstanding voting securities, of OmniMed. All shares beneficially owned by OmniMed have been included in the total number of shares beneficially owned by Dr. Wood.

(4) Includes 9,936 shares of Common Stock issuable upon exercise of a warrant held by Dr. Gould, and 11,709 shares of Common Stock issuable upon exercise of an option awarded to Dr. Gould under the 1994 Plan and 250,000 shares of Common Stock issuable upon exercise of an option awarded to Dr. Gould for services rendered by Dr. Gould in connection with the sale of a POSICAMTM system.

(5) Includes 7,304 shares of Common Stock issuable upon exercise of a warrant held by Dr. Wood and 50,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Wood on March 24, 1995. Includes 7,000 shares of Common Stock issuable upon the exercise of an option granted to Dr. Wood in June 1994 and 1,209 shares of Common Stock issuable up to exercise of an option granted to Dr. Wood in June 1995. Includes 15,280 shares of Common Stock beneficially owned by OmniMed. Dr. Wood owns 63.7% of the outstanding voting securities of OmniMed.

(6) Includes 11,709 shares of Common Stock issuable upon exercise of options awarded to Dr. Laragh under the 1994 Plan and 20,000 shares of Common Stock issuable upon exercise of an option awarded to Dr. Laragh on March 24, 1995.

(7) Includes 8,709 shares of Common Stock issuable upon exercise of options award to Mr. Schilling under the 1994 Plan.

Item 12.         Certain Relationships and Related Transactions

Royalty Payments

         In 1984, the Company licensed for use in the United States the know-how and patent rights relating to positron imaging (the "Licensed Technology") possessed by the Clayton Foundation, K. Lance Gould (a current director of the Company) and Nizar A. Mullani (a former director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% each to the Clayton Foundation, K. Lance Gould and Nizar A. Mullani. The Company has not made any royalty payments since 1993. As of June 30, 1998 approximately $368,000 was owned to the aforementioned individuals for past due royalties.

Conversion of Debt

         On January 15, 1993, the Company and Dr. K. Lance Gould entered into an agreement (the "Gould Agreement") pursuant to which (I) Dr. Gould exchanged a 9% Convertible Promissory Note in the principal amount of $281,250 issued to him on December 22, 1988 for a new 9% Convertible Promissory Note in the principal amount of $281,250, (ii) in exchange for past due royalties in the amount of $36,951 and accrued interest in the amount of $101,643, the Company issued Dr. Gould a second 9% Convertible Promissory Note in the principal amount of $138,594 with an original maturity date of October 31, 1993 (which was subsequently extended to December 15, 1993), (iii) the Company issued to Dr. Gould a warrant expiring July 25, 1996, to purchase 9,936 shares of Common Stock at an exercise price of $25.59 per share, and (iv) the Company agreed to pay Dr. Gould's legal fees in the amount of $15,125 in connection with the negotiation of the Gould Agreement. Pursuant to the conversion features of these 9% Convertible Promissory Notes, upon the closing of the Company's initial public offering, the 9% Convertible Promissory Notes converted into 50,889 shares of Common Stock.

         In November 1993, the Company entered into an agreement with Dr. Gould under which the Company became obligated to extend loans to Dr. Gould in order to provide him with funds to satisfy his personal income tax liability arising out of the conversion of his 9% Convertible Promissory Notes into Common Stock. Such agreement was entered into by the Company in consideration of certain concessions made by Dr. Gould concerning the conversion terms under his 9% Convertible Promissory Notes. Pursuant to the agreement, the loans, would be on substantially the following terms if made: (I) limited to a principal amount not to exceed $175,000, (ii) interest payable at the rate of six percent per annum,
(iii) an initial term of three years, (iv) limited recourse against the borrower, and (v) collateralized by Common Stock owned by the borrower. In accordance with such agreement, on April 15, 1994, the Company extended a $165,817 loan to Dr. Gould. This loan was not repaid upon maturity and was fully reserved by the Company at December 31, 1997.

Consultants

         The Company and Dr. Wood have entered into a Consulting Agreement whereby Dr. Wood provides certain managerial, financial, marketing and organizational services to the Company. The Company incurred fees of approximately $80,000 in both 1997 and 1996. In January 1995, the Company and Dr. Wood agreed to extend the term of such consulting agreement to December 31, 1998.

         The Company entered into a Consulting Agreement with Dr. Gould in August 1984. On January 15, 1993, pursuant to the Agreement, the Company and Dr. Gould entered into a new consulting agreement (the "Gould Consulting Agreement") effective upon the closing of the Company's initial public offering. The Gould Consulting Agreement provided for a term of ten years (which term was reduced by agreement in May 1993 to three years) and provides for the Company to pay him consulting fees at an annual rate of $80,000, payable monthly, subject to adjustment based upon changes in the consumer price index. In addition the Company reimburses Dr. Gould for approved expenses in connection with rendered services. In the event that the Company fails to make payments to Dr. Gould when due under the Gould Consulting Agreement or fails to make any required royalty payments to Dr. Gould, the Company may be required, at Dr. Gould's option to convey to Dr. Gould a 0.5% royalty on sales of POSICAMTM system.

Uro-Tech Loan

         During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd. , (the "UroTech Loan"). The Uro-Tech Loan, as amended, bears interest at 13.8% per annum and matures on December 31, 1997, and is secured by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001.

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

4.5         Specimen Redeemable Warrant Certificate to Purchase Shares of Common
            Stock  (incorporated  herein  by  reference  to  Exhibit  4.5 of the
            Company's  Annual Report on Form 10-KSB for the year ended  December
            31, 1995).
4.6         Stock  Purchase  Warrant  dated as of  February  7,  1996  issued by
            Positron  Corporation  to  Boston  Financial  &  Equity  Corporation
            (incorporated  herein by reference  to Exhibit 4.6 of the  Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1995).
4.7*        Statement  of  Designation   Establishing  Series  B  8%  Cumulative
            Convertible  Redeemable  Preferred  Stock of  Positron  Corporation,
            dated July 9, 1996.
4.8*        Form of  Warrant  Agreement  dated  as of  July  10,  1996,  between
            Positron Corporation and Brooks Industries Profit Sharing Plan.
10.1        Lease  Agreement  dated as of July 1, 1991,  by and between  Lincoln
            National  Pension   Insurance   Company  and  Positron   Corporation
            (incorporated  herein by reference to Exhibit 10.1 to the  Company's
            Registration Statement on Form SB-2 (File No. 33-68722)).
10.2        Agreement  dated  as of  March  1,  1993,  by and  between  Positron
            Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement
            on Form SB-2 (File No. 33-68722)).
10.3        International  Distribution  Agreement dated as of November 1, 1992, by and between Positron  Corporation and Batec  International , Inc.
            (incorporated  herein by reference to Exhibit 10.3 to the  Company's
            Registration Statement on Form SB-2 (File No. 33-68722)).
10.4+       1994 Incentive and Nonstatutory Option Plan.
10.5+       Amended and Restated 1987 Stock Option Plan (incorporated  herein by reference to Exhibit 10.5 to the Company's Registration Statement on
            Form SB-2 (File No. 33-68722)).
10.6+       Retirement Plan and Trust (incorporated herein by reference to
            Exhibit 10.6 to the Company's Registration Statement on
            Form SB-2 (File No. 33-68722)).
10.7        Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation,
            K. Lance Gould, M.D., and Nizar A. Mullani  (incorporated  herein by reference to Exhibit 10.7 to the Company's Registration Statement on
            Form SB-2 (File No. 33-68722)).
10.8        Clarification  Agreement  to Exhibit  10.7  (incorporated  herein by reference to Exhibit 10.8 to the Company's Registration Statement on
            Form SB-2 (File No. 33-68722)).
10.9        Royalty  Assignment dated as of December 22, 1988, by and between K.
            Lance  Gould  and  Positron  Corporation   (incorporated  herein  by
            reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.10       Royalty  Assignment  dated as of December 22,  1988,  by and between
            Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.11       Royalty Assignment dated as of December 22, 1988, by and between The
            Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.12+      Stock  Purchase  Warrant dated  October 31, 1993,  issued to Gary B.
            Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33- 68722)).
10.13       Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on
            Form SB-2 (File No. 33-68722)).
10.14+      Consulting Agreement dated as of January 15, 1993, by and between
            Positron Corporation and K.Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.15       Stock Purchase  Warrant dated February 25, 1993,  issued to K. Lance
            Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No.
            33-68722)).

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

10.48       Security   Agreement   Boston   Financial   &   Equity   Corporation
            (incorporated  herein by reference to Exhibit 10.48 of the Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.49       Supplement  to Security  Agreement  Security  Interest in  Inventory
            (incorporated  herein by reference to Exhibit 10.49 of the Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50       Inter-Creditor   Agreement  (incorporated  herein  by  reference  to
            Exhibit 10.50 of the Company's  Annual Report on Form 10-KSB for the
            year ended December 31, 1995).
10.51       Loan Agreement between Positron Corporation and ProFutures Bridge
            Capital Fund, L.P. dated November 1, 1996.
10.52       Promissory Note dated November 14, 1996, in the principal amount of
            $1,400,000 payable to ProFutures Bridge Capital Fund, L.P.
10.53       InterCreditor  Agreement  dated  November  14, 1996 among  Uro-Tech,
            Ltd.,  Boston Financial & Equity  Corporation and ProFutures  Bridge
            Capital Fund, L.P.
10.54       Amendment to BF&E loan
10.55       Amendment to Uro-Tech loan
10.56       Acquisition Agreement between General Electric Company and Positron
            Corporation dated July 15, 1996.
10.57*      Loan Agreement between Positron Corporation and Imatron, Inc..
10.58       Sales and Marketing Agreement With Beijing Chang Feng Medical.
10.59*      Stock Purchase Agreement between Positron Corporation and
            Imatron, Inc.
10.60*      Promissory Note from Positron Corporation to Imatron, Inc.
27.0*       Financial Data Schedule

*          Filed herewith
+ Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

Form 8-K Reports:

           No current report on Form 8-K was filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POSITRON CORPORATION


Date: September 17, 1998                       By:      /S/ GARY B. WOOD, PH.D.
                                                        Gary B. Wood, Ph.d.
                                                        Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ GARY B.WOOD, PH.D.                                  September 17, 1998, 1998
Gary B. Wood, Ph.D.
Chairman of the Board, President and Chief
Executive Officer; Director
(Principal Executive Officer)

/S/ K. LANCE GOULD, M.D.                                September 17, 1998, 1998
K. Lance Gould, M.D.
Director

/S/ JOHN H. LARAGH, M.D.                                September 17, 1998, 1998
John H. Laragh, M.D.
Director

/S/ RONALD B. SCHILLING, PH.D.                          September 17, 1998, 1998
Ronald B. Schilling, Ph.D.
Director

                              POSITRON CORPORATION
                              --------------------
                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 for the years ended December 31, 1997 and 1996


                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                                   ----------

                                                                       Page(s)

Report of Independent Accountants                                   F-2 to F-3

Balance Sheets as of December 31,
  1997 and 1996                                                            F-4

Statements of Operations for the
  years ended December 31, 1997 and 1996                                   F-5

Statements of Stockholders' Deficit for the
  years ended December 31, 1997 and 1996                                   F-6

Statements of Cash Flows for the years
  ended December 31, 1997 and 1996                                         F-7

Notes to Financial Statements                                      F-8 to F-28

                        Report of Independent Accountants

Board of Directors and Stockholders
Positron Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 1997 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue has a going concern. Management's plan with regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
July 25, 1998

                        Report of Independent Accountants

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 1996 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue has a going concern. Management's plan with regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/ Coopers & Lybrand L.L.P.

Houston, Texas
April 9, 1997

                                                        POSITRON CORPORATION
                                                           BALANCE SHEETS
                                                        --------------------
                                                  (In thousands, except share data)

                                                                                                              December 31,
                                                                                                      1997                    1996
ASSETS:                                                                                             --------               --------
Current assets:
  Cash and cash equivalents                                                                         $    160               $    382
  Accounts receivable, net                                                                               253                    520
  Notes receivable                                                                                      --                      324
  Inventories                                                                                            408                  2,633
  Prepaid expenses                                                                                       131                    159
  Other current assets                                                                                  --                      426
                                                                                                    --------               --------
    Total current assets                                                                                 952                  4,444

Plant and equipment, net                                                                                 715                    967
Intangible assets, net                                                                                  --                      106
                                                                                                    --------               --------
    Total assets                                                                                    $  1,667               $  5,517
                                                                                                    ========               ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable, trade                                                                           $  1,573               $  1,113
  Accrued liabilities                                                                                  3,205                  2,654
  Revolving line of credit                                                                              --                       75
  Note payable to an affiliate                                                                           767                    663
  Other note payable                                                                                     930                  1,335
  Unearned revenue                                                                                        60                    267
                                                                                                    --------               --------
   Total current liabilities                                                                           6,535                  6,107
                                                                                                    --------               --------
Other liabilities                                                                                        245                     68
                                                                                                    --------               --------
Commitments and contingencies

Stockholders' deficit:
  Series A Preferred Stock:  $1.00 par value; 8%
    cumulative, convertible, redeemable; 5,450,000
    shares authorized; 1,594,999 and 2,404,624 shares
    issued and outstanding at December 31, 1997 and
    1996, respectively                                                                                 1,595                  2,405
  Series B Preferred Stock: $1.00 par value, 8% cumula-
    tive, convertible, redeemable; 25,000 shares auth-
    orized, issued and outstanding at December 31, 1997
    and 1996, respectively                                                                                25                     25
  Common stock:  $0.01 par value; 15,000,000 shares
    authorized, 5,128,990 and 4,312,182 shares issued
    and 5,068,834 and 4,312,182 shares outstanding at
    December 31, 1997 and 1996, respectively                                                              51                     43
  Additional paid-in capital                                                                          42,191                 41,374
  Accumulated deficit                                                                                (48,960)               (44,505)
  Treasury stock:  60,156 shares at cost                                                                 (15)                  --
                                                                                                    --------               --------
    Total stockholders' deficit                                                                       (5,113)                  (658)
                                                                                                    --------               --------
      Total liabilities and stockholders' deficit
        deficit                                                                                     $  1,667               $  5,517
                                                                                                    ========               ========

                                                 See notes to financial statements.

                                                                 F-4

                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                  (In thousands, except share data)
                                                                                                      Year Ended December 31,
                                                                                                 1997                       1996
                                                                                             -----------                -----------
Revenues:
  System sales                                                                               $     1,129                $       650
  Fee per scan                                                                                       602                        415
  Service and component                                                                            1,795                      2,510
                                                                                             -----------                -----------
    Total revenues                                                                                 3,526                      3,575
                                                                                             -----------                -----------
Costs of sales and services:
  System sales                                                                                       698                        316
  Fee per scan                                                                                       156                        172
  Service, warranty and component                                                                    645                        610
  Provision for loss on system exchange                                                             --                        1,000
                                                                                             -----------                -----------
    Total costs of sales and service                                                               1,499                      2,098
                                                                                             -----------                -----------
      Gross profit                                                                                 2,027                      1,477
                                                                                             -----------                -----------
Operating expenses:
 Research and development                                                                          1,305                      2,227
 Selling, general and administrative                                                               4,653                      5,263
                                                                                             -----------                -----------
   Total operating costs                                                                           5,958                      7,490
                                                                                             -----------                -----------
Loss from operations                                                                              (3,931)                    (6,013)
                                                                                             -----------                -----------
Other expenses:
  Interest expense                                                                                  (334)                      (197)
  Other expense                                                                                     (190)                      (165)
                                                                                             -----------                -----------
    Total other expense                                                                             (524)                      (362)
                                                                                             -----------                -----------
Net loss                                                                                     $    (4,455)               $    (6,375)
                                                                                             ===========                ===========

Basic and dilutive net loss per common share                                                 $     (0.91)               $     (1.67)
                                                                                             ===========                ===========

Weighted average common shares outstanding                                                     4,884,870                  3,811,026
                                                                                             ===========                ===========

                                                 See notes to financial statements.

                                                                 F-5

                                                        POSITRON CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           For the Years Ended December 31, 1997 and 1996

                                                  (In thousands, except share data)

                                                      Series A                  Series B
                                                   Preferred Stock           Preferred Stock                Common Stock
                                                  Shares      Amount        Shares     Amount           Shares       Amount
Balance at January 1, 1996                            --     $   --            --        --           3,637,320        $ 36
Net loss                                              --         --            --        --                 --          --
Issuance of Series A Preferred Stock            2,641,989      2,642           --        --                 --          --
Issuance of Series B Preferred Stock                  --         --         25,000        25                --          --
Conversion of  Series A Preferred Stock to
    Common Stock                                 (670,694)      (670)          --        --             670,694           7
Conversion of Warrants to Common Stock                --         --            --        --               4,168         --
Conversion of note payable to an affiliate
    to Series A Preferred Stock                   433,329        433           --        --                 --          --

Balance at December 31, 1996                    2,404,624      2,405        25,000        25          4,312,182          43
Net loss                                              --         --            --        --                 --          --
Conversion of Series A Preferred Stock to
    Common Stock                                 (809,625)      (810)          --        --             809,625           8
Conversion of Warrants to Common Stock                --         --            --        --               7,183         --
Treasury stock received upon settlement of
    note receivable                                   --         --            --        --                 --          --

Balance at December 31, 1997                    1,594,999    $ 1,595        25,000      $ 25          5,128,990        $ 51
                                                =========    =======        ======      ====          =========        ====

                                                     Additional
                                                       Paid-In     Accumulated   Treasury
                                                       Capital       Deficit       Stock         Total

Balance at January 1, 1996                             $ 39,309     $ (38,130)    $ --           $ 1,215
Net loss                                                    --         (6,375)      --            (6,375)
Issuance of Series A Preferred Stock                         52           --        --             2,694
Issuance of Series B Preferred Stock                      1,125           --        --             1,150
Conversion of  Series A Preferred Stock to
    Common Stock                                            663           --        --               --
Conversion of Warrants to Common Stock                        8           --        --                 8
Conversion of note payable to an affiliate to
    Series A Preferred Stock                                217           --        --               650

Balance at December 31, 1996                             41,374       (44,505)      --              (658)
Net loss                                                    --         (4,455)      --            (4,455)
Conversion of Series A Preferred Stock to
    Common Stock                                            802           --        --               --
Conversion of Warrants to Common Stock                       15           --        --                15
Treasury stock received upon settlement of note
    receivable                                              --            --        (15)             (15)

Balance at December 31, 1997                           $ 42,191     $ (48,960)    $ (15)        $ (5,113)
                                                       ========     =========     =====         ========

                                                 See notes to financial statements.

                                                                 22

                                                        POSITRON CORPORATION
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                           (In thousands)
                                                                                                         Year Ended December 31,
                                                                                                       1997                   1996
                                                                                                     -------                -------
Cash flows from operating activities:
  Net loss                                                                                           $(4,455)               $(6,375)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                                                         255                    112
    Provision for doubtful accounts and notes
      receivable                                                                                         456                    760
    Provision for obsolescence of inventory                                                            1,224                   --
    Provision to reduce intangible assets to net
      realizable value                                                                                    81                   --
    Amortization of intangible assets                                                                     25                     25
    Provision for loss on exchange of system                                                            --                    1,000
    Change in assets and liabilities, operating:
      Decrease in accounts receivable                                                                    120                    137
      Decrease in inventories                                                                          1,001                     33
      Decrease in prepaid expenses                                                                        28                     13
      Decrease (increase) in other current assets                                                        426                   (368)
      Increase (decrease) in accounts payable, trade                                                     460                   (642)
      Increase in accrued liabilities                                                                    551                    335
      Increase (decrease) in revolving line of credit                                                    (75)                    75
      Increase (decrease) in other liabilities                                                           177                    (11)
      Decrease in unearned revenue                                                                      (207)                  (190)
                                                                                                     -------                -------
        Net cash provided by (used in) operating
          activities                                                                                      67                 (5,096)
                                                                                                     -------                -------
Cash flows from investing activities:
  Capital expenditures                                                                                    (3)                   (51)
                                                                                                     -------                -------
        Net cash used in investing activities                                                             (3)                   (51)
                                                                                                     -------                -------

Cash flows from financing activities:
  Proceeds from note payable to an affiliate                                                             104                    240
  Proceeds from other notes payable                                                                     --                    1,400
  Repayment of other notes payable                                                                      (405)                   (65)
  Proceeds from issuance of Series A preferred stock                                                    --                    3,375
  Series A preferred stock issuance costs                                                               --                     (681)
  Proceeds from issuance of Series B preferred stock                                                    --                    1,250
  Series B preferred stock issuance costs                                                               --                     (100)
  Proceeds from conversion of warrants to common stock                                                    15                      8
                                                                                                     -------                -------
        Net cash provided by (used in) financing
          activities                                                                                    (286)                 5,427
                                                                                                     -------                -------

Net increase (decrease) in cash and cash equivalents                                                    (222)                   280

Cash and cash equivalents, beginning of year                                                             382                    102
                                                                                                     -------                -------
Cash and cash equivalents, end of year                                                               $   160                $   382
                                                                                                     =======                =======

                                                 See notes to financial statements.

                                                                 F-7

                              POSITRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
1.  Description of Business

Positron Corporation (the "Company") was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986. The Company designs, manufacturers, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography ("PET") technology. These systems utilize the Company's patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images. Targeted markets include medical facilities and diagnostic centers located throughout the world. POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from two other companies which specialize in advanced medical imaging equipment.

Since its inception the Company has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1996 were $4,455,000 and $6,375,000, respectively, and at December 31, 1997 the Company has an accumulated deficit of $48,960,000. The magnitude of the selling prices of the Company's systems and the limited number of systems sold or placed in service each year has caused the Company's revenues to fluctuate significantly from year to year.

At December 31, 1997, the Company had cash and cash equivalents in the amount of $160,000 compared to $382,000 at December 31, 1996. During both 1996 and 1997, the Company was unable to meet certain obligations as they came due and the Company's liquidity problems have become critical. As a result of the Company's severe liquidity problem, salary payments owed to certain management level employees totaling approximately $700,000 were unpaid at December 31, 1997. Additionally, the Company is subject to certain unasserted claims which, as of July 25, 1998, have not been resolved.

To deal with its critical liquidity problem, in June 1998 the Company entered into a preliminary agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron plans to acquire a majority ownership in the Company (See Note 15). If the Imatron Transaction is not completed or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

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


2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash  and  cash  equivalents   include  all  cash  balances  and  highly  liquid
investments with an original maturity of three months or less.

Inventory

Inventories are stated at the lower of cost or market and include material, labor and overhead. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Plant and Equipment

Plant and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of five to seven years. Gains or losses on dispositions are included in the statement of operations in the period incurred. Maintenance and repair costs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting principally of patent costs, are amortized using the straight-line method over an estimated useful life of 10 years. Intangible assets were written down by approximately $79,000 to zero at December 31, 1997 to reduce them to their estimated net realizable value.

Impairment of Long-Lived Assets

Periodically, the Company evaluates the carrying value of its plant and equipment, and long-lived assets, which includes patents and other intangible assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value. If an impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations. As of December 31, 1997 an adjustment to intangible assets was indicated and recorded.

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

Research and Development Expenses

All costs related to research and development are charged to expense as incurred.

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems at the time of shipment. Warranty periods generally range up to a maximum of one year. Actual results could differ from the amounts estimated.

Net Loss Per Common Share

Basic and dilutive net loss per common share for the years ended December 31, 1997 and 1996 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods. All common stock equivalents were antidilutive.

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

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Reclassifications

Certain  amounts  presented  in  the  Company's   December  31,  1996  financial
statements  have  been   reclassified  in  order  to  conform  to  current  year
presentation.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires a company to display an amount representing comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. The adoption of SFAS 130 should not materially affect the Company's financial statements.

SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company has not yet assessed the impact that SFAS 131 will have on its financial statement reporting.

3.  Accounts Receivable

      Accounts receivable at December 31, 1997 and 1996 consisted of the following:
                                                    1997                1996
                                                  -------             -------
                                                         (In thousands)

      Accounts receivable - equipment sales       $ 1,011             $ 1,011
      Accounts receivable - maintenance               135                 368
      Accounts receivable - fee per scan              334                 180
      Accounts receivable - other                     -                    41
                                                  -------             -------

                                                    1,480               1,600
      Less allowance for doubtful accounts         (1,227)             (1,080)
                                                  -------             -------

                                                  $   253             $   520
                                                  =======             =======

3.  Inventories

    Inventories at December 31, 1997 and 1996, consisted of the following:

                                                        1997            1996
                                                       -------         -----
                                                            (In thousands)

       Raw materials                                   $ 1,299         $ 1,955
       Work in process                                     -                68
       Finished goods                                      333             610
                                                       -------         -------

                                                         1,632           2,633
       Less reserve for obsolescence                    (1,224)            -
                                                       -------         -----

                                                       $   408         $ 2,633
                                                       =======         =======

Due to improvements in technology that will slow movement of the Company's inventory, the Company recorded a reserve for obsolescence of $1,224,000 at December 31, 1997 to reduce inventories to their estimated net realizable value.


4.  Plant and Equipment

    Plant and  equipment  at  December  31, 1997 and 1996,  consisted  of the following:
                                                          1997           1996
                                                        -------        -------
                                                            (In thousands)

       Furniture and fixtures                           $   327        $   327
       Computers and peripherals                            775            772
       Leasehold improvements                                17             17
       Leased assets                                        782            782
       Machinery and equipment                              518            518
                                                        -------        -------

         Total plant and equipment                        2,419          2,416

       Less accumulated depreciation                     (1,704)        (1,449)
                                                        -------        -------

                                                        $   715        $   967
                                                        =======        =======

5.  Accrued Liabilities:

    Accrued  liabilities  at  December  31,  1997 and 1996  consisted  of the following:
                                                     1997          1996
                                                   -------       -------
                                                       (In thousands)

       Royalties                                   $   368       $   234
       Research grants                                   8            58
       Warranty                                      1,337         1,343
       Compensation                                    752           130
       Other                                           740           889
                                                   -------       -------

                                                   $ 3,205       $ 2,654
                                                   =======       =======


6.  Revolving Line of Credit

On February 7, 1996, the Company entered into a lending facility with Boston Financial & Equity ("BF&E")Corporation pursuant to which the Company was allowed to borrow up to 80% of its outstanding qualified accounts receivable. During 1997, this revolving line of credit was canceled by BF&E and repaid by the Company.


7.  Notes Payable to an Affiliate

During 1995 and 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd. (the "Uro-Tech Loan"), an affiliate of the Company. The Uro-Tech Loan, as amended, bears interest at 13.8% per year and matured on April 30, 1997; however, the Company was unable to repay the debt at maturity. The Company obtained an effective extension of the Uro-Tech Loan in connection with the Imatron Transaction (See Note 15). The Uro-Tech Loan is collateralized by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. As part of the private placement of Series A Preferred Stock, $650,000 of the outstanding principal balance of the Uro-Tech Loan was converted into Series A Preferred Stock. As of December 31, 1997 and 1996, approximately $767,000 and $663,000 was payable to Uro-Tech, Ltd. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001.

8.  Other Notes Payable

On November 14, 1996, in order to fund its continued activities, the Company obtained a loan facility (the "ProFutures Loan") of $1,400,000 from ProFutures Bridge Capital, L.P. ("ProFutures"). The ProFutures Loan originally bore interest at a rate of 12% until April 1,1997, at which date, the rate increased to 15%. The ProFutures loan matured on June 30, 1997; however, the Company was unable to repay the debt. Accordingly, under terms specified in the loan agreement, after November 30, 1997, the interest rate increased to 18% per year. As of December 31, 1997 and 1996, approximately $930,000 and $1,335,000, respectfully, was outstanding under the ProFutures Loan. Subsequent to December 31, 1997, the Company was granted an extension of the maturity of the ProFutures Loan (See Note 15). The ProFutures Loan is collateralized by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. In addition, the Company granted ProFutures a ten year warrant to purchase 250,000 shares of its common stock at an exercise price of $2.40 per share. At April 1, 1997 the Company was unable to repay the loan to ProFutures and, in accordance with the ProFutures Loan, granted to ProFutures additional warrants for the purchase of 100,000 shares of its common stock at $1.84 per share. Concurrently, the exercise price of the previously issued warrant for 250,000 shares of the Company's common stock at $2.40 per share was reduced to $1.84 per share.


9.  Common Stock - Options and Warrants

Options

In 1987, the Company established a common stock option plan (the "1987 Plan") covering directors, officers and other key employees. In November 1993, the Company canceled all options outstanding under the 1987 Plan. In connection with such cancellations, the board of directors authorized the reissuance of 38,522 options to purchase shares of common stock at 75 percent of the IPO price following the closing of an initial public offering. Such options vested and became exercisable on January 3, 1995. In addition, in February 1994, the board of directors authorized the issuance of an additional 150,000 options at the same exercise price. Options granted under the 1987 Plan expired on the earlier of three months after termination of employment or ten years from the grant date.

Effective June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Nonstatutory Option Plan (the "1994 Plan"). The 1994 Plan as amended, provides for the issuance of an aggregate of 601,833 Common Stock options to key employees, directors, and certain consultants and advisors of the Company. The 1994 Plan also provides that the exercise price of Incentive Options shall not be less than the fair market value of the shares on the date of the grant. The exercise price per share of Nonstatutory options shall not be less than the par value of the Common Stock or 50% of the fair market value of the common stock on the date of grant. The 1994 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to determine the individuals to whom awards will be made, the amount of the awards, and all other terms and conditions of the awards. As of December 31, 1997, options to purchase an aggregate of 144,389 shares of common stock at a range of $2.626 - $4.125 per share, had been granted to certain key employees.

The 1994 Plan also provides that each non-employee director automatically receives options to purchase 10,500 shares of common stock at the date such individual becomes a non-employee director. Each non-employee director who is a director on the first business day following each Annual Shareholder Meeting also receives an option to purchase a number of shares of common stock having a value of $15,000 as determined by the fair market value of the common stock at the date of grant. As of December 31, 1997, options to purchase an aggregate of 163,724 shares of common stock at a range of $2.625- $4.125 per share had been granted to non-employee directors. All 1994 Plan options expire within ten years of the date of the grant.

    A summary of stock option activity is as follows:

                                        Shares Issuable
                                       Under Outstanding        Weighted Average
                                            Options              Exercise Price

    Balance at January 1, 1996              584,204                  $2.80

      Granted                                  -
      Exercised                                -
      Forfeited                             (11,526)                 $2.77
                                            -------

    Balance at December 31, 1996            572,678                  $2.80

      Granted                                  -
      Exercised                                -
      Forfeited                                -
                                            -------

    Balance at December 31, 1997            572,678                  $2.80
                                            =======

The Company has elected to apply the disclosure only provisions of Statement of Financial Accounting No. 123, Accounting for Stock-Based Compensation ("SFAS 123") which, if fully adopted by the Company, would change the method the
Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for the measurement and recognition of the Plan's cost.

The shares exercisable for vested options and the corresponding weighted average exercise price was 435,436 shares and $2.80 per share at December 31, 1997 and 1996.

Following is a summary of stock options outstanding at December 31, 1997.

                        Options Outstanding                 Options Exercisable
                ---------------------------------------   ----------------------
                          Weighted Avg
  Range of               Remaining Term   Weighted Avg             Weighted Avg
Exercise Price   Shares    (in Years)    Exercise Price    Shares Exercise Price
--------------  -------  --------------  --------------   ------- --------------
$2.625--$3.375  492,980        7.20              $2.63    376,194        $2.63
$3.376--$4.125   79,698        7.66              $3.91     59,242        $3.92
                -------                                   -------
$2.625--$4.125  572,678        7.27              $2.80    435,436        $2.80
                =======                                   =======

The Company did not grant or reprice any options during the year ended December 31, 1997 or 1996.

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1997 and 1996 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of options awarded in 1997 and 1996: (i)average dividend yield of 0.00%; (ii) expected volatility of 83.36%; (iii) expected life of five (5) years; and (iv) estimated risk-free interest rate, which is different for grants awarded on different grant dates, ranging from 5.66% to 7.15%.

The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                     1997                       1996
                          -------------------------   --------------------------
                          As Reported    Pro Forma     As Reported     Pro Forma
                             -------       -------       -------        -------
Net loss                     $(4,455)      $(4,455)      $(6,375)       $(6,476)
Earnings per common share    $ (0.91)      $ (0.93)      $ (1.67)       $ (1.70)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.

Warrants

Prior to the Company's initial public offering, the Company issued warrants to the purchasers of the then outstanding Series E Preferred Stock (the "1993 Warrants"). Subject to adjustment for certain transactions, the 1993 Warrants as originally issued, were exercisable for an aggregate of 353,531 shares of Common Stock at an exercise price of $9.90. Because of certain specified anti-dilution provisions, the 1993 Warrants were exercisable for an aggregate of 519,394 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1997 and 1996. The 1993 Warrants are exercisable at any time until November 30, 1998 and are entitled to the benefit of adjustments in the exercise price and in the number of shares of Common Stock or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation, merger, sale of all or substantially all of the property of the Company, or other dilutive transactions.

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

In connection with its initial public offering, the Company issued 3,898,550 Redeemable Warrants (the "Redeemable Warrants"). The Redeemable Warrants as originally issued were exercisable for an aggregate of 3,893,550 shares of Common Stock at an exercise price of $8.25 per share. Because of their anti-dilution provisions the Redeemable Warrants were exercisable for an aggregate of 5,646,798 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1997 and 1996. The Redeemable Warrants are entitled to the benefit of adjustment in the exercise price and in the number of shares of Common Stock or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation, merger, sale of all or substantially all of the property of the Company, or other dilutive transactions. The Company has the right to reduce the exercise price or increase the number of shares of Common Stock issuable upon the exercise of the Redeemable Warrants.

Each Redeemable Warrant expires on December 3, 1998 (the "Expiration Date"), subject to extension. The Company may at any time extend the Expiration Date of all outstanding Redeemable Warrants for such increased period of time as it may determine.

The Company has the right at any time after March 3, 1995, to redeem the Redeemable Warrants in whole or in part for cancellation at a price of $1.25 each, by written notice to each Redeemable Warrant holder. Such notice may only be given within 10 days following any period of 20 consecutive trading days during which the average closing bid for the Common stock (if then trading on the over-the-counter market) or the average closing price of the Common Stock (if then listed on the Nasdaq Market) equals or exceeds $12.544 per share, subject to adjustment for stock dividends, splits and similar events. If the Redeemable Warrants are called in for cancellation, they must be exercised prior to the close of business on the date of any such redemption and cancellation or the right to purchase the applicable shares of Common Stock is forfeited. The Company granted the holders of the Redeemable Warrants certain registration rights with respect to the Common stock for which the Redeemable Warrants are exercisable.

A summary of warrant activity is as follows:

                                                   Number of
                                                     Shares       Exercise Price
Balance at December 31, 1995                     4,950,848     $8.04-- $3,572.27

  Warrants issued in connection with the
    Series B Preferred Stock                       100,000              $2.00
  Warrants issued in connection with the
    Series A Preferred Stock                     1,537,696              $2.00
  1993 warrants anti-dilution provisions         1,112,973              $5.60
  Redeemable warrant anti-dilution provisions      102,371              $5.60
  Warrants converted to Common Stock                (4,168)
                                                 ---------

Balance at December 31, 1996                     7,799,720     $2.00-- $3,572.27

  Warrants issued in connection with the
    ProFutures Loan                                100,000              $1.84
  1993 warrants anti-dilution provisions               --
  Redeemable warrant anti-dilution provisions          --
  Warrants converted to Common Stock                (7,183)
                                                 ---------

Balance at January 31, 1997                      7,892,537     $1.84-- $3,752.27
                                                 =========

No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 1997 or 1996.

The Company has reserved 9,871,010 shares of common stock for issuance upon the exercise of all employee and nonemployee director common stock options and outstanding warrants.

10. Preferred Stock

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

Series A Preferred Stock

In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company. The Series A Preferred Stock is senior to the Company's Series B Preferred Stock and Common Stock in liquidation. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.

In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech converted amounts receivable from the Company totaling $650,000 into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

Series B Preferred Stock

In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Eight percent (8%) dividends on the Company's Series B Preferred Stock may be paid in cash or in Series B Preferred Stock, at the discretion of the Company. The Series B Preferred Stock is junior to the Series A Preferred Stock, but senior to the Company's Common Stock in liquidation. The Series B Preferred Stock has no voting rights other than those afforded by law. As a class, however, the holders of the Series B Preferred Stock may vote on matters directly affecting the Series B Preferred Stock or mergers and/or consolidations of the Company with another company.

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

As of December 31, 1997 and 1996, stated dividends that are undeclared and unpaid on the Series A and Series B Preferred Stocks are as follows:

                                   1997                1996
                                   ----                ----
                                        (in thousands)
         Series A                  $191                $134
         Series B                   150                  50
                                   ----                ----
                                   $341                $185
                                   ====                ====

The Company anticipates that such dividends, when declared, will be paid in the shares of Series A and Series B Preferred Stock.


11. Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $43,000,000 which expire in 1999 through 2012. Since the closing of the Company's IPO resulted in more than a 50 percent change in shareholder ownership percentages, the provisions of Section 382 of the Internal Revenue Code limit the Company's ability to utilize the NOL carryforwards to reduce future taxable income and tax liabilities. If the Imatron Transaction is completed the Company's ability to utilize the NOL carryforwards could be further limited. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 1997 and 1996 are as follows:

                                                          December 31,
                                                   1996                   1997
                                                 -------                -------
                                                         (in thousands)
Deferred tax assets:
    Net operating losses                         $14,620                $13,169
    Allowance for doubtful accounts and notes
       receivable                                    527                    367
    Inventory basis difference                       767                    860
    Accrued liabilities and reserves                 454                    456
    Valuation allowance                          (16,330)               (14,816)
                                                 -------                -------
       Total deferred tax assets                      38                     36
                                                 -------                -------

Deferred tax liabilities:
    Property and equipment                            16                     18
    Other                                             22                     18
                                                 -------                -------
       Total deferred tax liability......             38                     36
                                                 -------                -------

Net deferred tax asset (liability)               $   --                 $   --
                                                 =======                =======

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

                                           1997                  1996
                                      --------------       --------------
                                      Amount       %        Amount      %
                                      ------    ----       ------    ----
Benefit for income tax at
    federal statutory rate            $1,514    34.0       $2,167    34.0
Increase in valuation allowance       (1,514   (34.0)      (2,167)  (34.0)
                                      ------    ----       ------    ----
                                      $  --      --        $  --      --
                                      ======    ====       ======    ====

12. 401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $12,000 and $36,000 in 1997 and 1996, respectively. The board of directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 1997.


13. Related Party Transactions

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

Pursuant to agreements entered into in November 1993, the Company extended loans to a current board member and a former board member in order to provide each of them with funds to satisfy their respective personal income tax liability arising out of the conversion of certain Positron Corporation Promissory Notes into Common Stock. Such agreements were entered into by the Company in connection with the IPO and in consideration of certain concessions made by the board member and former board member concerning the conversion terms under their respective Notes. Pursuant to the agreements, each of the loans were made on substantially the following terms: (i) limited to a principal amount not to exceed $175,000, (ii) interest payable at a rate of six percent per year, (iii) an initial term of three years with the principal balance being due and payable upon the expiration of the term, (iv) limited recourse against the borrower, and
(v) collateralized by Positron Corporation Common Stock owned by the borrower. In accordance with such agreements, on April 15, 1994, the Company extended a $165,817 loan to a current board member and a $158,552 loan to the former board member.

Both of the notes receivable matured in April 1997 but were not repaid by the debtors and, accordingly, 60,156 shares of the Company's common stock reverted back to the Company and are included in treasury stock at December 31, 1997. In connection with this transaction, the Company recognized bad debt expense of $309,000.

The Company has certain consulting agreements with its Chairman and a member of its board. Each agreement provides for monthly consulting payments of $6,667 and expires in 1998.


14. Commitments and Contingencies

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

On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of July 31, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

The Company is obligated to pay royalties of 3% of the gross revenue from sales, uses, leases, licensing or rentals of POSICAM systems, 1% each to a director of the Company and two other unrelated entities. During the years ended December 31, 1997 and 1996 the Company incurred royalties of $42,000 and $134,000, respectively.

During 1997, the Company leased its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from one to four years. Rental expense for operating leases amounted to approximately $256,000 per year for the years ended December 31, 1997 and 1996, respectively. Future minimum lease payments due under noncancelable operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1997, are summarized as follows:


                                                  Amount
         Year Ended December 31,              (In thousands)
         -----------------------              --------------
         1998                                      $361
         1999                                       421
         2000                                       210
                                              --------------
         Total minimum lease payments              $992
                                              ==============

In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. The Company entered into a six-month lease at a monthly rate of $2,671; however, the Company was unable to obtain a release from its original lease. The Company has been notified by its former landlord that all delinquent amounts due under its original lease are currently payable. However, Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. As of July 25, 1998, the Company is unable to predict the outcome of this disagreement with its former landlord.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

Based  on  ongoing  assessments,   the  Company  believes  that  no  significant
modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant.

The Company is currently assessing its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on preliminary assessments, management believes that significant exposure does not exist with respect to third parties.

The Company believes the worst case scenario, with regard to the 2000 issue, would be extreme delays in receiving products needed for manufacturing and delays in customer payments for fee-per-scan services. In the Company's current financial position, these circumstances could threaten the Company's continued existence.


15. Subsequent Events

In June 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 to enable the Company to meet a portion of its current obligations. As of July 25, 1998, the Company had received advances totaling approximately $468,000. The advances bear interest at 1/2% over the prime rate, are due March 1, 2000 (with interest being payable monthly), and are secured by all of the Company's assets.

Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on June 30, 1998, the Company would have been obligated to issue nine million shares of common stock. The Company will receive a nominal cash amount of $100 from Imatron in payment for the shares.

Imatron, in addition to providing limited working capital financing, has agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make, after the share issuance closing date, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. The Company recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into during 1997. Imatron Japan, an affiliate of Imatron, is a major distributor for Imatron's Ultrafast CT and for the products of certain other high technology companies. Imatron owns a 24 percent minority interest in Imatron Japan.

Imatron has also agreed to help facilitate the recapitalization of the Company and to support its re-entry into the medical imaging market by using its best efforts, after the share issuance closing date, to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of at least $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

Consummation of the issuance of shares to Imatron is conditioned upon, among other things (a) the resignation of each of the Company's officers, (b) the resignation of at least three of the Company's four current directors and the appointment of Imatron's nominees to fill vacancies so created, and (c) approval by the Company's stockholders of an amendment to the Company's Articles of Incorporation to increase its authorized common stock to at least 100,000,000 shares. The Company anticipates that the share issuance to Imatron will close in the third quarter of this year if such stockholder approval is obtained.

In connection with the Imatron Transaction, the Company, Imatron and two current lenders to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan (with a balance of approximately $845,000 at December 31, 1997) to October 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998,
(b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $207,000 at December 31, 1997) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing raised by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

16. Supplemental Cash Flow Data

Supplemental disclosure of cash flow information:
             Cash paid for interest                         $ 277          $ 139
                                                            =====          =====
             Cash paid for income taxes                      $--            $--
                                                            =====          =====

Non-cash investing and financing activities:
             Conversion of note payable to an
             affiliate into Series A Preferred Stock         $--           $ 650
                                                            =====          =====