Form 10QSB
period 1998-03-31
POSITRON CORP
filed 1998-09-18
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________


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

                              Yes             No
                                  -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: 5,128,990

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                Form 10-QSB for the quarter ended March 31, 1998

                                                                            Page

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets as of December 31, 1997 and
                March 31, 1998                                              F-1

              Statements of Operations for the three months
                ended March 31, 1998 and 1997                               F-2

              Condensed Statements of Cash Flows for the
                three months ended March 31, 1998 and 1997                  F-3

              Selected Notes to Financial Statements                        F-4

       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation                 F-8


       Item 6.  Exhibits and Reports on Form 8K

              Signature Page                                                F-11

              Exhibit 27 - Financial Data Schedule                          F-12

                              POSITRON CORPORATION
                                 BALANCE SHEETS
                              --------------------
                        (In thousands, except share data)
                                                         March 31,  December 31,
                                                           1998         1997
                                                         --------     --------
                                                       (Unaudited)     (Note)
ASSETS:
Current assets:
  Cash and cash equivalents                              $     31     $    160
  Accounts receivable, net                                    432          253
  Inventories                                                 388          408
  Prepaid expenses                                            141          131
                                                         --------     --------
    Total current assets                                      992          952

Plant and equipment, net                                      652          715
                                                         --------     --------
    Total assets                                         $  1,644     $  1,667
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                $  1,755     $  1,573
  Accrued liabilities                                       2,954        3,205
  Note payable to an affiliate                                767          767
  Other note payable                                          856          930
  Unearned revenue                                             60           60
                                                         --------     --------
    Total current liabilities                               6,392        6,535
                                                         --------     --------
Other liabilities                                             600          245
                                                         --------     --------

Commitments and contingencies

Stockholders' deficit:
  Series A Preferred Stock: $1.00 par value;
    8% cumulative, convertible, redeemable;
    $1.00 par value; 5,450,000 shares authorized;
    1,594,999 shares issued and outstanding at
    March 31, 1998 and December 31, 1997                    1,595        1,595
  Series B Preferred Stock: $1.00 par value;
    8% cumulative, convertible, redeemable; 25,000
    shares authorized, issued and outstanding at
    March 31, 1998 and December 31, 1997                       25           25
  Common stock:  $0.01 par value; 15,000,000
    shares authorized, 5,128,990 shares issued and
    outstanding at March 31, 1998 and December 31, 1997        51           51
  Additional paid-in capital                               42,191       42,191
  Accumulated deficit                                     (49,195)     (48,960)
  Treasury stock: 60,156 shares at cost                       (15)         (15)
                                                         --------     --------
    Total stockholders' deficit                            (5,348)      (5,113)
                                                         --------     --------
      Total liabilities and stockholders'
        deficit                                          $  1,644     $  1,667
                                                         ========     ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                       F-1

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                            ------------------------
                        (In thousands, except share data)
                                   (Unaudited)
                                                       Three Months Ended
                                                  March 31,            March 31,
                                                    1998                 1997
                                                 ---------            ---------
Revenues:
  Fee per scan                                   $     108            $     123
  Service and component                                366                  499
                                                 ---------            ---------

    Total revenues                                     474                  622
                                                 ---------            ---------

Costs of sales and services:
  Fee per scan                                          20                   39
  Service, warranty and component                       87                  108
                                                 ---------            ---------

    Total costs of sales and services                  107                  147
                                                 ---------            ---------

      Gross profit                                     367                  475
                                                 ---------            ---------

Operating expenses:
 Research and development                               10                  474
 Selling and marketing                                  14                  201
 General and administrative                            495                  995
                                                 ---------            ---------

   Total operating expenses                            519                1,670
                                                 ---------            ---------

      Loss from operations                            (152)              (1,195)
                                                 ---------            ---------

Other income (expenses):
  Interest and other income                             -                     2
  Interest expense                                     (83)                (141)
                                                 ----------           ---------

    Total other expense                                (83)                (139)
                                                 ---------            ---------

Net loss                                         $    (235)           $  (1,334)
                                                 =========            =========

Basic and dilutive net loss per common
  share                                          $   (0.05)           $   (0.30)
                                                 =========            =========

Weighted average common shares outstanding       4,884,870            4,473,566
                                                 =========            =========

                             See accompanying notes

                                       F-2

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                 (In thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                          March 31,    March 31,
                                                            1998         1997
                                                           -------      -------
Cash flows from operating activities:
  Net loss                                                 $  (235)     $(1,334)
  Adjustment to reconcile net loss to net cash
    used in operating activities                               180          979
                                                           -------      -------

        Net cash used in operating activities                  (55)        (355)
                                                           -------      -------

Cash flows from financing activities:
  Repayment of other note payable                              (74)         (41)
  Proceeds from conversion of warrants to common stock         -             14
                                                           -------      -------

        Net cash used in financing activities                  (74)         (27)
                                                           -------      -------

Net decrease in cash and cash equivalents                     (129)        (382)

Cash and cash equivalents, beginning of year                   160          382
                                                           -------      -------

Cash and cash equivalents, end of period                   $    31      $   -
                                                           =======      =======

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $    33      $    60
                                                           =======      =======

                             See accompanying notes

                                       F-3

                              POSITRON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------

1.     Basis of Presentation

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1997, as reported in the Form 10-KSB, have been omitted.


2.     Company Operations

       Since its inception Positron Corporation (the "Company") has been unable to sell its POSICAM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the three months ended March 31, 1998 were $4,455,000 and $235,000, respectively. The Company has an accumulated deficit of $49,195,000 at March 31, 1998. Due to the sizable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

       At March 31, 1998, the Company had cash and cash equivalents in the amount of $31,000 compared to $160,000 at December 31, 1997. During 1997 and the first quarter of 1998, the Company was unable to meet certain obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments to certain management level employees totaling approximately $700,000 were unpaid at March 31, 1998.

       Additionally, the Company currently has no shares of its Common Stock available for issuance and all other authorized shares have either been issued or reserved for issuance in respect of outstanding options and warrants or convertible securities. The lack of such available shares significantly restricts the Company's ability to raise capital through the issuance of additional equity securities. While the Company believes that its shareholders will approve an increase in the number of authorized shares of Common Stock at its Annual Meeting of Shareholders, no assurance can be given that such increase in authorized shares will be approved by the Company's shareholders.

3.     Net Loss Per Share

       Net loss per common share for the three months ended March 31, 1998 and 1997 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods.


4.     Estimates

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


5.     Income Tax

       The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.


6.     Imatron Transaction

       In June 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had received advances totaling approximately $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest payable monthly), and is secured by all of the Company's assets.

       Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on June 30, 1998 Positron would have been obligated to issue approximately nine million shares of common stock. The Company will receive a nominal cash amount of $100 from Imatron in payment for the shares. Under the planned arrangement, the Company will remain an independent public company.

       Imatron, in addition to providing limited working capital financing, has agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make, after the share issuance closing date, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. The Company recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan, an affiliate of Imatron, is a major distributor for Imatron's Ultrafast CT and for the equipment of certain other high technology companies. Imatron has a 24 percent minority interest in Imatron Japan.

       Imatron will also help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts after the share issuance closing date to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

       Consummation of the issuance of shares to Imatron is conditioned upon, among other things (a) the resignation of each officer of the Company,
       (b) the resignation of at least three of the four current directors of the Company and the appointment of Imatron's nominees to fill such vacancies, and (c) shareholder approval of an amendment to the Company's Articles of Incorporation to increase its authorized common stock to at least 100,000,000 shares. The Company anticipates that the share issuance to Imatron will close in the third quarter of this year if such shareholder approval is obtained.

       In connection with the above transactions, the Company, Imatron and two of the Company's current lenders, Uro-Tech, Ltd. ("Uro-Tech") and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan ( with a current balance of approximately
       $845,000) to October 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share ( in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998 (b) Imatron agreed to subordinate its loan to ProFuture's loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $233,000 at March 31,
       1998) to Imatron's loan, and (d) ProFutures's and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

       If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

                              POSITRON CORPORATION
             (Form 10-QSB for the three months ended March 31, 1998)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes thereto included in this quarterly report and in the audited Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended December 31, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Information Regarding and Factors Affecting Forward Looking Statements".


Comparison of the Results of Operations for the three months ended March 31, 1998 and 1997.

During the quarter ended March 31, 1998, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased $1,099,000 or 82% from ($1,334,000) for the three months ended March 31, 1997 to ($235,000) for the three months ended March 31, 1998. This decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs.

The Company generated no revenue from system sales during the first three months of 1998 or 1997. Fee per scan revenue decreased $15,000 or 12% from $123,000 during the first three months of 1997 to $108,000 for the first three months of 1998 due primarily to fewer scans being performed at Buffalo Cardiology using the Company's only fee per scan machine. In addition, there was a decrease in service and component sales revenue of $133,000 or 27% during the same period due to less service work performed during the three months ended March 31, 1998.

Gross profit during the first three months of 1998 was $367,000 compared to $475,000 for the three months ended March 31, 1997. This decrease in gross profit was the result of lower fee per scan and service and component revenue during the three months ended March 31, 1998.

Total operating expense decreased approximately $1,151,000 or 70% from $1,670,000 for the three months ended March 31, 1997 to $519,000 for the three months ended March 31, 1998. The decrease resulted from significant staff reductions and related lower administrative overhead costs during the three months ended March 31, 1998.

Interest expense decreased from $141,000 for the three months ended March 31, 1997 to $83,000 for the three months ended March 31, 1998 due primarily to the reduction in the Company's debt level in the first quarter of 1998 as compared to the first quarter of 1997.

Financial Condition

Since its inception the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the three months ended March 31, 1998 were ($4,455,000) and ($235,000), respectively. At March 31, 1998, the Company had an accumulated deficit of approximately $49,195,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At March 31, 1998, the Company had cash and cash equivalents in the amount of $31,000 compared to $160,000 at December 31, 1997. Throughout much of 1997 and the first half of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments and certain other benefits due to management level employees totaling approximately $700,000 were unpaid at March 31, 1998.

The Company's only current plan with regard to its liquidity problems is to attempt to complete the Imatron transaction discussed in Selected Notes to the Financial Statements. If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

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

Impact of the Year 2000

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

Information Regarding and Factors Affecting Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   POSITRON CORPORATION
                                                   (Registrant)

        Date: September 17, 1998                   /s/ Gary B. Wood, Ph.D.
                                                   ------------------------
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)