Form 10QSB
period 1998-06-30
POSITRON CORP
filed 1998-09-18
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
              For the transition period from _________ to _________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: 5,159,592

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                 Form 10-QSB for the quarter ended June 30, 1998
                                                                          Page

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets as of December 31, 1997 and
                June 30, 1998                                             F-1

              Statements of Operations for the three and
                six months ended June 30, 1998 and 1997                   F-2

              Condensed Statements of Cash Flows for the
                six months ended June 30, 1998 and 1997                   F-3

              Selected Notes to Financial Statements                      F-4

       Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation               F-8


       Item 6.  Exhibits and Reports on Form 8K

              Signature Page                                              F-11

              Exhibit 27 - Financial Data Schedule                        F-12

                              POSITRON CORPORATION
                                 BALANCE SHEETS
                              --------------------
                        (In thousands, except share data)
                                                       June 30,     December 31,
                                                         1998           1997
                                                        -------         -------
                                                     (Unaudited)       (Note)
ASSETS:
Current assets:
  Cash and cash equivalents                             $    70         $   160
  Accounts receivable, net                                  386             253
  Inventories                                               331             408
  Prepaid expenses                                          221             131
                                                        -------         -------
    Total current assets                                  1,008             952

Plant and equipment, net                                    590             715
                                                        -------         -------
    Total assets                                        $ 1,598         $ 1,667
                                                        =======         =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                               $ 1,327         $ 1,573
  Accrued liabilities                                     3,045           3,205
  Note payable to an affiliate                              767             767
  Other note payable                                      1,152             930
  Unearned revenue                                           60              60
                                                        -------         -------
    Total current liabilities                             6,351           6,535
                                                        -------         -------
Other liabilities                                           600             245
                                                        -------         -------
Commitments and contingencies

Stockholders' deficit:
  Series A Preferred Stock: $1.00 par value;
    8% cumulative, convertible, redeemable;
    $1.00 par value; 5,450,000 shares authorized;
    1,564,403 and 1,594,999 shares issued and
    outstanding at June 30, 1998 and December 31,
    1997, respectively                                    1,564           1,595
  Series B Preferred Stock: $1.00 par value,
    cumulative, convertible, redeemable; 25,000
    shares authorized, issued and outstanding at
    June 30, 1998 and December 31, 1997                      25              25
  Common stock: $0.01 par value; 15,000,000
    shares authorized, 5,159,592 and 5,128,990
    shares issued and outstanding at June 30,
    1998 and December 31, 1997, respectively                 52              51
  Additional paid-in capital                             42,221          42,191
  Accumulated deficit                                   (49,200)        (48,960)
  Treasury stock: 60,156 shares at cost                     (15)            (15)
                                                        -------         -------

    Total stockholders' deficit                          (5,353)         (5,113)
                                                        -------         -------

      Total liabilities and stockholders'
        deficit                                         $ 1,598         $ 1,667
                                                        =======         =======

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

                                       F-1

                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                  (In thousands, except share data)
                                                             (Unaudited)

                                                                   Three Months Ended                      Six Months Ended
                                                              June 30,            June 30,            June 30,            June 30,
                                                                1998                1997                1998                1997
                                                            -----------         -----------         -----------         -----------
Revenues:
  Fee per scan                                              $       199         $        86         $       307         $       208
  Service and component                                             414                 391                 780                 889
                                                            -----------         -----------         -----------         -----------
    Total revenues                                                  613                 477               1,087               1,097
                                                            -----------         -----------         -----------         -----------
Costs of sales and services:
  Fee per scan                                                       40                  39                  60                  78
  Service, warranty and component                                    91                  82                 178                 279
                                                            -----------         -----------         -----------         -----------
    Total costs of sales and
      services                                                      131                 121                 238                 357
                                                            -----------         -----------         -----------         -----------

      Gross profit                                                  482                 356                 849                 740
                                                            -----------         -----------         -----------         -----------

Operating expenses:
 Research and development                                             8                 141                  18                 616
 Selling and marketing                                                2                 143                  16                 343
 General and administrative                                         399                 343                 894               1,247
                                                            -----------         -----------         -----------         -----------
   Total operating expenses                                         409                 627                 928               2,206
                                                            -----------         -----------         -----------         -----------
      Income (loss) from operations                                  73                (271)                (79)             (1,466)
                                                            -----------         -----------         -----------         -----------
Other income (expenses):
  Other expense                                                    --                   (48)               --                   (99)
  Interest expense                                                  (78)               (102)               (161)               (191)
                                                            -----------         -----------         -----------         -----------

    Total other expense                                             (78)               (150)               (161)               (290)
                                                            -----------         -----------         -----------         -----------

Net income (loss)                                           $        (5)        $      (421)        $      (240)        $    (1,756)
                                                            ===========         ===========         ===========         ===========

Basic and dilutive net loss per
  common share                                              $      0.00         $     (0.09)        $     (0.05)        $     (0.38)
                                                            ===========         ===========         ===========         ===========

Weighted average common shares
  outstanding                                                 5,144,291           4,831,653           5,139,191           4,629,255
                                                            ===========         ===========         ===========         ===========

                                                  See accompanying notes

                                                                 F-2

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          1998           1997
                                                       ---------      ---------
Cash flows from operating activities:
  Net loss                                             $    (240)     $  (1,756)
  Adjustment to reconcile net loss to net
    cash used in operating activities                        (72)         1,438
                                                       ---------      ---------

        Net cash used in operating
          activities                                        (312)          (318)
                                                       ---------      ---------

Cash flows from investing activities:
  Capital expenditures                                      -               (44)
                                                       ---------      ---------

        Net cash used in investing
          activities                                        -               (44)
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from other notes payable, net of
    repayments                                               222           -
  Proceeds from conversion of warrants
    to common stock                                         -                (8)
                                                       ---------      ---------

        Net cash provided by (used in)
          financing activities                               222             (8)
                                                       ---------      ---------

Net decrease in cash and cash equivalents                    (90)          (370)

Cash and cash equivalents, beginning
  of year                                                    160            382
                                                       ---------      ---------

Cash and cash equivalents, end of period               $      70      $      12
                                                       =========      =========

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

2.     Company Operations

       Since its inception Positron Corporation (the "Company") has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the six months ended June 30, 1998 were $4,455,000 and $240,000, respectively. The Company has an accumulated deficit of $49,200,000 at June 30, 1998. Due to the sizable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

       At June 30, 1998, the Company had cash and cash equivalents in the amount of $70,000 compared to $160,000 at December 31, 1997. During 1997 and the first six months of 1998, the Company was unable to meet certain obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments to certain management level employees totaling approximately $600,000 were unpaid at June 30, 1998.

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

3.     Net Loss Per Share

       Net loss per common share for the three and six months ended June 30, 1998 and 1997 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods.

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


6.     Imatron Transaction

       In June 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had borrowed $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of the Company's assets.

       Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on June 30, 1998 the Company would have been obligated to issue nine million shares of common stock. The Company will receive a nominal cash amount from Imatron in payment for the shares. Under the planned arrangement, the Company will remain an independent public company.

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

       In connection with the above transactions, the Company, Imatron and two current lenders, Uro-Tech, Ltd. ("Uro-Tech") and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan ( with a current balance of approximately $706,000) to October 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share ( in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998 (b) Imatron agreed to subordinate its loan to ProFuture's loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $260,000 at June 30, 1998) to Imatron's loan, and (d) ProFutures's and Imatron agreed that all amounts above the first $1,000,000 of any third party equity financing obtained by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

       If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

                              POSITRON CORPORATION
              (Form 10-QSB for the six months ended June 30, 1998)


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

Comparison of the Results of Operations for the six months ended June 30, 1998 and 1997.

During the six months ended June 30, 1998, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased $1,516,000 from ($1,756,000) for the six months ended June 30, 1997 to ($240,000) for the six months ended June 30, 1998. This decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs.

The Company generated no revenue from system sales during the first six months of 1998 or 1997. Fee per scan revenue increased $99,000 from $208,000 during the first six months of 1997 to $307,000 for the first six months of 1998 due primarily to a greater number of scans being performed by Buffalo Cardiology during the six months ended June 30, 1998. In addition, there was a decrease in service and component sales revenue of $109,000 during the same period due to less service work performed during the six months ended June 30, 1998. This reduction in service work is directly attributable to staff reductions and normal fluctuations in service.

Gross profit during the first six months of 1998 was $849,000 compared to $740,000 for the six months ended June 30, 1997. This increase in gross profit of $109,000 is due primarily to lower service costs brought on by staff reductions during the six months ended June 30, 1998.

Total operating expense decreased approximately $1,278,000 or 58% from $2,206,000 for the six months ended June 30, 1997 to $928,000 for the six months ended June 30, 1998. The decrease primarily results from significant staff reductions and related reductions in administrative overhead costs during the six months ended June 30, 1998.

Interest expense decreased from $191,000 for the six months ended June 30, 1997 to $161,000 for the six months ended June 30, 1998 due primarily to the reduction in the Company's debt level in the first six months of 1998 as compared to the first six months of 1997.

Financial Condition

Since its inception the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the six months ended June 30, 1998 were ($4,455,000) and ($240,000), respectively. At June 30, 1998, the Company had an accumulated deficit of approximately $49,200,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At June 30, 1998, the Company had cash and cash equivalents in the amount of $70,000 compared to $160,000 at December 31, 1997. Throughout much of 1997 and the first half of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments and other benefits to certain management level employees totaling approximately $600,000 were unpaid at June 30, 1998.

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