Form 10KSB/A
period 1997-12-31
POSITRON CORP
filed 1998-11-05
CIK 844985

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

         The POSICAM(TM) system creates a high number of finely spaced image slices in. An image slice is a cross- sectional view that is taken at an arbitrary angle to the angle of the organ being scanned and is not necessarily the angle, which a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any designed angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the created image.

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

Research and Development

          The Company's POSICAM systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (the "Clayton Foundation"), a Houston- based, non-profit organization. Further product development and commercialization of the system has been funded by the Company.

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

         The Company's current 3% royalty is based on agreements with Nizar A. Mullani and K. Lance Gould to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

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

Risks Associated with Business Activities

         Potential Default Under Pro Futures Loan. The Pro Futures Loan matures on December 5, 1998 and, at that time, approximately $400,000 will be due under the Pro Futures Loan. Unless the maturity date of the Pro Futures Loan is extended or the Company is successful in obtaining additional debt or equity financing in an amount necessary to discharge the Pro Futures Loan prior to its maturity, the Company will be unable to pay when due the Pro Futures Loan and a payment default thereunder will occur. The Pro Futures Loan is secured by liens and security interest encumbering all of the assets of the Company, including know-how, patents and proprietary rights pertaining to its PET technology. Upon a payment default under the Pro Futures Loan, the Company anticipates that the lender thereunder will seek to foreclose its liens and security interest encumbering the Company's assets. Such foreclosure would have a material adverse affect on the Company and its securityholders and would prevent the Company from continuing as a going concern. The Company is in negotiations to sell one of its POSICAMTM systems to a third party that currently leases the system. It is anticipated that, if the Company is successful in consummating such sale, it will receive net proceeds of approximately $360,000. It is the Company's intention to use such proceeds to retire the remaining balance on the ProFutures Loan. There can be no assurances, however, that the Company will be successful in reaching an agreement concerning the proposed system sale or that, if agreement is reached, such sale will be consummated, or that the Company otherwise will be able to obtain additional debt or equity financing necessary to repay the Pro Futures Loan. Absent obtaining a further extension of the December 5, 1998 maturity date of the Pro Futures Loan, closing the proposed sale of the POSICAMTM system, or obtaining additional debt or equity financing necessary to repay the Pro Futures Loan by the maturity date, the Company may be forced to seek protection under the Federal Bankruptcy laws.

          History of Losses. To date the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1997 and 1996 were $4,455,000 and $6,375,000, respectively. At
December 31, 1997, the Company had an accumulated deficit of approximately $48,960,000. If the proposal to amend the Company's Articles of Incorporation is not approved by the Company's shareholders, or if such proposal is approved but the Imatron Transaction does not subsequently close, the Company may be forced to seek protection under the Federal Bankruptcy laws. Even if the proposal to amend the Company's Articles of Incorporation is approved and the Imatron Transaction closes, there can be no assurances that the Company will ever achieve the level of revenues needed to be profitable in the future, if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that are sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate, significantly from quarter to quarter and from year to year.

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

         Imatron Transaction. In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. of South San Francisco ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $500,000 in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had borrowed $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets.

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


Item 3.  Legal Proceedings

         The City of Houston has filed suit, and judgment has been entered, against the Company for delinquent taxes in the amount of approximately $240,000.

         Nizar A. Mullani and K. Lance Gould previously agreed to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% Royalty interest. The Company anticipates initiating settlement discussions with Mr. Mullani and Dr. Gould concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time. If the parties fail to reach a settlement, Mr. Mullani will be entitled to receive an aggregate 2% royalty and Dr. Gould will be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.


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

         Imatron Transaction. In May 1998, the Company entered into the Imatron Transaction with Imatron, whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $500,000 (subsequently increased to $750,000) in order to enable it to meet a portion of its current obligations. As of September 30, 1998, the Company had borrowed approximately $568,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets. The loan agreement has been amended by oral agreement to increase the working capital advances available to the Company under the Agreement up to an additional $250,000.

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

         In connection with the above transactions, Positron, Imatron and two current lenders to Positron, Uro-Tech, Ltd. and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan (with a current balance of approximately $570,000 at September 30, 1998) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998 and $50,000 for each of the months of September, October and November 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $286,000 at September 30, 1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron. Consistent with the amendment to the Imatron Agreement, the Company and ProFutures have amended their agreements to provide further waivers of any past defaults and have further extended the maturity of the ProFutures Loan to December 5, 1998 and minimum loan repayments of $50,000 for each of the months of September, October and November 1998. Imatron agreed to continue to subordinate its loan to the ProFutures Loan, and Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan. Except as modified by the amendments, the remaining agreements remain the same.

         The Company is in negotiations to sell one of its POSICAMTM systems to a third party that currently leases the system. It is anticipated that, if the Company is successful in consummating such sale, it will receive net proceeds of approximately $360,000. It is the Company's intention to use such proceeds to retire the remaining balance on the ProFutures Loan. There can be no assurances, however, that the Company will be successful in reaching an agreement concerning the proposed system sale or that, if agreement is reached, such sale will be consummated, or that the Company otherwise will be able to obtain additional debt or equity financing necessary to repay the ProFutures Loan by such maturity date. Absent obtaining a further extension of the December 5, 1998 maturity date of the ProFutures Loan, closing the proposed sale of the POSICAMTM system, or obtaining additional debt or equity financing necessary to repay the ProFutures Loan by the maturity date, the Company may be forced to seek protection under the Federal Bankruptcy laws.

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

         Cost of Sales and Services: Cost of system sales increased from $316,000 in 1996 to $698,000 in 1997 due to the fact that POSICAM(TM) system sold in 1997 was a new system while the POSICAM(TM) system sold in 1996 was simply refurbished and, accordingly, was of lesser cost. Cost of fee per scan decreased from $172,000 in 1996 to $156,000 in 1997 due to lower maintenance costs on the Company's only fee per scan system. The primary cost associated with fee per scan is depreciation expense, which remained constant. Service, warranty and component cost decreased from $610,000 in 1996 to $465,000 in 1997 due to a 31% decline in service and component revenue. The Company recognized a $1,224,000 provision for inventory obsolescence during the fourth quarter of 1997 based upon management's assessment that improvements would need to be made to the Company's POSICAMTM systems in order to meet current technological requirements by potential customers. The provision for loss on system exchange was a non-recurring warranty reserve established in the first quarter of 1996 in anticipation of possible losses to be incurred on the exchange of the Company's first POSICAM(TM) HZL system.

         Operating Expenses: Research and development expenses decreased from $2,227,000 in 1996 to $1,305,000 in 1997 due to reductions in staff. The company reduced personnel levels significantly in 1997 as liquidity problems squeezed Company resources. Selling, general and administrative expenses declined from $5,263,000 in 1996 to $3,609,000 also due to staff reductions. However the savings from staff reductions were partially offset by a provision for bad debts associated with uncollectible notes receivable of $309,000.

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

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing a disruption of business activities.

         Based on a preliminary assessment, the Company believes that no significant modifications to its existing computer software will be required and that its existing computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issues will not be significant. However, due to the Company's current severe liquidity problems, the Company has been unable to perform a complete assessment of Year 2000 issues and has developed no contingency plan with regard to unsolved Year 2000 problems that may arise.

         The Company is also currently performing a preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Year 2000 issues. Based on such preliminary assessment, management believes that the Company does not have significant exposure with respect to third parties.

         The Company's preliminary assessments indicate that the worst case scenario with regard to the year 2000 issue would be extreme delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per-scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence.

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

      During the two most recent fiscal periods ended December 31, 1997 and December 31, 1996 and from December 31, 1997 to the date of Coopers & Lybrand's resignation, there were: (i) no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(v) or Regulation S- K.

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


         Gary B. Wood, Ph.D., has served as director and Chairman of the Board of Directors of the Company since April 1990. From October 1, 1994 to December

31, 1995, he also acted as President and Chief Executive Officer of the Company pending the selection of a new President and Chief Executive Officer. Upon the resignation of Dr. Werner J. Haas in February 1997, Dr. Wood again assumed the duties of President and CEO pending the selection of a new President and CEO. He is President of Concorde Financial Corporation, a private investment management and consulting firm which he founded in 1981 and is the founder, chairman and a principal shareholder of OmniMed Corporation, a venture capital investment firm founded in 1986. Dr. Wood is also the founder and Chairman of Uro- Tech Management Corporation (a wholly owned subsidiary of OmniMed) founded in 1983. Both OmniMed and Uro- Tech specialize in investing in the biotechnology and health care industries. Dr. Wood holds a BS and MS in Electrical Engineering (with special emphasis in Biomedical Instrumentation), and an interdisciplinary Doctorate of Philosophy from Texas Tech University. Certain of the entities controlled by Dr. Wood are principal shareholders of the Company.

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

         The 3% total royalty obligation of the Company was based on agreements with Nizar A. Mullani and K. Lance Gould under which they previously agreed to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% royalty interest. The Company anticipates initiating settlement discussions with Mr. Mullani and Dr. Gould concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time. If the parties fail to reach a settlement, Mr. Mullani will be entitled to receive an aggregate 2% royalty and Dr. Gould will be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

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

10.44       Uro-Tech Loan  Conversion  Agreement  dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the Company's Annual Report on Form
            10-KSB for the year ended December 31, 1995).
10.45       Promissory Note dated September 14, 1995, in the principal amount of
            $1,500,000  payable  to Uro-  Tech,  Ltd.  (incorporated  herein  by reference to Exhibit  10.45 of the  Company's  Annual Report on Form
            10-KSB for the year ended December 31, 1995).
10.46       Promissory Note dated September 14, 1995, in the principal amount of
            $1,000,000  payable  to Uro-  Tech,  Ltd.  (incorporated  herein  by reference to Exhibit  10.46 of the  Company's  Annual Report on Form
            10-KSB for the year ended December 31, 1995).
10.47       Revolving   Finance   agreement  with  Boston   Financial  &  Equity
            Corporation  (incorporated  herein by reference to Exhibit  10.47 of the  Company's  Annual  Report  on Form  10-KSB  for the year  ended
            December 31, 1995).
10.48       Security   Agreement   Boston   Financial   &   Equity   Corporation
            (incorporated  herein by reference to Exhibit 10.48 of the Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.49       Supplement  to Security  Agreement  Security  Interest in  Inventory
            (incorporated  herein by reference to Exhibit 10.49 of the Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50       Inter-Creditor   Agreement  (incorporated  herein  by  reference  to
            Exhibit 10.50 of the Company's  Annual Report on Form 10-KSB for the
            year ended December 31, 1995).
10.51       Loan  Agreement  between  Positron Corporation and ProFutures Bridge
            Capital Fund, L.P. dated November 1, 1996.
10.52       Promissory Note dated  November 14, 1996, in the principal amount of
            $1,400,000 payable to ProFutures Bridge Capital Fund, L.P.
10.53       InterCreditor  Agreement  dated  November  14, 1996 among  Uro-Tech,
            Ltd.,  Boston Financial & Equity  Corporation and ProFutures  Bridge
            Capital Fund, L.P.
10.54       Amendment to BF&E loan
10.55       Amendment to Uro-Tech loan
10.56       Acquisition Agreement  between General Electric Company and Positron
            Corporation dated July 15, 1996.
10.57*      Loan Agreement between Positron Corporation and Imatron, Inc..
10.58       Sales and Marketing Agreement With Beijing Chang Feng Medical.
10.59*      Stock Purchase Agreement between Positron Corp. and Imatron, Inc.
10.60*      Promissory Note from Positron Corporation to Imatron, Inc.
27.0*       Financial Data Schedule

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


/S/ GARY B.WOOD, PH.D.                                  __________________, 1998
Gary B. Wood, Ph.D.
Chairman of the Board, President and Chief
Executive Officer; Director
(Principal Executive Officer)

/S/ K. LANCE GOULD, M.D.                                __________________, 1998
K. Lance Gould, M.D.
Director

/S/ JOHN H. LARAGH, M.D.                                __________________, 1998
John H. Laragh, M.D.
Director

/S/ RONALD B. SCHILLING, PH.D.                          __________________, 1998
Ronald B. Schilling, Ph.D.
Director

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
                                                                                                    ========               ========

                                                 See notes to financial statements.

                                                                 F-4

                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                  (In thousands, except share data)
                                                                                                      Year Ended December 31,
                                                                                                 1997                       1996
                                                                                             -----------                -----------
Revenues:
  System sales                                                                               $     1,129                $       650
  Fee per scan                                                                                       602                        415
  Service and component                                                                            1,795                      2,510
                                                                                             -----------                -----------
    Total revenues                                                                                 3,526                      3,575
                                                                                             -----------                -----------
Costs of sales and services:
  System sales                                                                                       698                        316
  Fee per scan                                                                                       156                        172
  Service, warranty and component                                                                    645                        610
  Provision for loss on system exchange                                                             --                        1,000
  Provision for inventory obsolescence                                                             1,224                       --
                                                                                             -----------                -----------
    Total costs of sales and service                                                               2,543                      2,098
                                                                                             -----------                -----------
      Gross profit                                                                                   983                      1,477
                                                                                             -----------                -----------
Operating expenses:
 Research and development                                                                          1,305                      2,227
 Selling, general and administrative                                                               3,609                      5,263
                                                                                             -----------                -----------
   Total operating costs                                                                           4,914                      7,490
                                                                                             -----------                -----------
Loss from operations                                                                              (3,931)                    (6,013)
                                                                                             -----------                -----------
Other expenses:
  Interest expense                                                                                  (334)                      (197)
  Other expense                                                                                     (190)                      (165)
                                                                                             -----------                -----------
    Total other expense                                                                             (524)                      (362)
                                                                                             -----------                -----------
Net loss                                                                                     $    (4,455)               $    (6,375)
                                                                                             ===========                ===========

Basic and dilutive net loss per common share                                                 $     (0.91)               $     (1.67)
                                                                                             ===========                ===========

Weighted average common shares outstanding                                                     4,884,870                  3,811,026
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

                                                                 F-5

                                                        POSITRON CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                           For the Years Ended December 31, 1997 and 1996

                                                  (In thousands, except share data)

                                                      Series A                  Series B
                                                   Preferred Stock           Preferred Stock                Common Stock
                                                  Shares      Amount        Shares     Amount           Shares       Amount
Balance at January 1, 1996                            --     $   --            --        --           3,637,320        $ 36
Net loss                                              --         --            --        --                 --          --
Issuance of Series A Preferred Stock            2,641,989      2,642           --        --                 --          --
Issuance of Series B Preferred Stock                  --         --         25,000        25                --          --
Conversion of  Series A Preferred Stock to
    Common Stock                                 (670,694)      (670)          --        --             670,694           7
Conversion of Warrants to Common Stock                --         --            --        --               4,168         --
Conversion of note payable to an affiliate
    to Series A Preferred Stock                   433,329        433           --        --                 --          --
                                                ---------    -------        ------      ----          ---------        ----

Balance at December 31, 1996                    2,404,624      2,405        25,000        25          4,312,182          43
Net loss                                              --         --            --        --                 --          --
Conversion of Series A Preferred Stock to
    Common Stock                                 (809,625)      (810)          --        --             809,625           8
Conversion of Warrants to Common Stock                --         --            --        --               7,183         --
Treasury stock received upon settlement of
    note receivable                                   --         --            --        --                 --          --

Balance at December 31, 1997                    1,594,999    $ 1,595        25,000      $ 25          5,128,990        $ 51
                                                =========    =======        ======      ====          =========        ====

                                                     Additional
                                                       Paid-In     Accumulated   Treasury
                                                       Capital       Deficit       Stock         Total

Balance at January 1, 1996                             $ 39,309     $ (38,130)    $ --           $ 1,215
Net loss                                                    --         (6,375)      --            (6,375)
Issuance of Series A Preferred Stock                         52           --        --             2,694
Issuance of Series B Preferred Stock                      1,125           --        --             1,150
Conversion of  Series A Preferred Stock to
    Common Stock                                            663           --        --               --
Conversion of Warrants to Common Stock                        8           --        --                 8
Conversion of note payable to an affiliate to
    Series A Preferred Stock                                217           --        --               650
                                                       --------     ---------     -----         --------

Balance at December 31, 1996                             41,374       (44,505)      --              (658)
Net loss                                                    --         (4,455)      --            (4,455)
Conversion of Series A Preferred Stock to
    Common Stock                                            802           --        --               --
Conversion of Warrants to Common Stock                       15           --        --                15
Treasury stock received upon settlement of note
    receivable                                              --            --        (15)             (15)

Balance at December 31, 1997                           $ 42,191     $ (48,960)    $ (15)        $ (5,113)
                                                       ========     =========     =====         ========

                                                 See notes to financial statements.

                                                                 F-6

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

       To deal with its critical liquidity problem, in June 1998 the Company entered into a preliminary agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron plans to acquire a majority ownership in the Company (See Note 16). If the Imatron Transaction is not completed or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

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

       Revenue Recognition

       Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from fee per scan contracts are recognized upon performance of patient scans. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

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

3.     Accounts Receivable

Accounts receivable at December 31, 1997 and 1996 consisted of the following:

                                                      1997                1996
                                                    ------               ------
                                                           (In thousands)
Accounts receivable-- equipment sales               $1,011               $1,011
Accounts receivable-- maintenance                      135                  368
Accounts receivable-- fee per scan                     334                  180
Accounts receivable-- other                             --                   41
                                                    ------               ------
                                                     1,480                1,600
Less allowance for doubtful accounts                (1,227)              (1,080)
                                                    ------               ------
                                                    $  253               $  520
                                                    ======               ======

4.     Inventories

       Inventories at December 31, 1997 and 1996, consisted of the following:

                                                        1997            1996
                                                       -------         -----
                                                            (In thousands)

       Raw materials                                   $ 1,299         $ 1,955
       Work in process                                     -                68
       Finished goods                                      333             610
                                                       -------         -------

                                                         1,632           2,633
       Less reserve for obsolescence                    (1,224)            -
                                                       -------         -----

                                                       $   408         $ 2,633
                                                       =======         =======

       Due to improvements in technology that will slow movement of the Company's inventory, the Company recorded a reserve for obsolescence of $1,224,000 at December 31, 1997 to reduce inventories to their estimated net realizable value.


5.     Plant and Equipment

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

6.     Accrued Liabilities:

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

7.     Revolving Line of Credit

       On February 7, 1996, the Company entered into a lending facility with Boston Financial & Equity ("BF&E")Corporation pursuant to which the Company was allowed to borrow up to 80% of its outstanding qualified accounts receivable. During 1997, this revolving line of credit was canceled by BF&E and repaid by the Company.


8.     Notes Payable to an Affiliate

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

9.     Other Notes Payable

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


10.    Common Stock - Options and Warrants

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

11.    Preferred Stock

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

       Series A Preferred Stock

       In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable Common Stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Each share of the Series A Preferred Stock is immediately convertible into one share of Common Stock. Each Redeemable Common Stock Purchase Warrant is exercisable at a price of $2.00 per share of Common Stock. Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company. The Series A Preferred Stock is senior to the Company's Series B Preferred Stock and Common Stock in liquidation. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series A Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company's common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

       In conjunction with the issuance of the aforementioned Series A Preferred Stock, Uro-Tech converted amounts receivable from the Company totaling $650,000 into 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants.

       Series B Preferred Stock

       In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Eight percent (8%) dividends on the Company's Series B Preferred Stock may be paid in cash or in Series B Preferred Stock, at the discretion of the Company. The Series B Preferred Stock is junior to the Series A Preferred Stock, but senior to the Company's Common Stock in liquidation. The Series B Preferred Stock has no voting rights other than those afforded by law. As a class, however, the holders of the Series B Preferred Stock may vote on matters directly affecting the Series B Preferred Stock or mergers and/or consolidations of the Company with another company. The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to July 1998 at a price of $50 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company's common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

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

12.    Income Taxes

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

13.    401(k) Plan

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


14.    Related Party Transactions

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


15.    Commitments and Contingencies

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

       On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. The Company's maximum exposure with regard to Dr. Haas' employment agreement is approximately $175,000 should Dr. Haas establish that he was terminated without cause. The Company believes, and has indicated to Dr. Haas, that no amounts are due him under his employment agreement. Accordingly, the Company's potential loss with regard to this matter should fall within a range up to $175,000. As of July 31, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

       The Company is obligated to pay royalties of 3% of the gross revenue from sales, uses, leases, licensing or rentals of POSICAM systems, 1% each to a director of the Company and two other unrelated entities. During the years ended December 31, 1997 and 1996 the Company incurred royalties of $42,000 and $134,000, respectively.

       The Company's royalties were reduced to the 3% level based upon consideration, provided to two of the payees, under consulting agreements and promissory notes. However, the consulting agreements provide that if the Company defaults in its payment obligations thereunder, then the payees would be entitled to receive regrant of the royalties that they previously released. In April 1998, the Company received a demand letter from one of the payees alleging default under his consulting agreement and demanding regrant of an additional 1% royalty interest. Although the Company has not received a demand from the second payee, the Company believes that a payment default may have occurred under his consulting agreement and that as a result thereof, he may be entitled to the regrant of an additional 0.5% royalty interest. The Company anticipates initiating settlement discussions with both payees concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time. If the parties fail to reach a settlement, one payee will be entitled to receive an aggregate 2% royalty and the second payee will be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

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
                                              ==============

       In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. The Company entered into a six-month lease at a monthly rate of $2,671; however, the Company was unable to obtain a release from its original lease. The Company has been notified by its former landlord that all delinquent amounts due under its original lease are currently payable. However, Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. The Company believes that its maximum exposure related to the lease with its former landlord is approximately $950,000, based on the remaining future payments due at the date the lease was abandoned. However, the Company believes that the amounts due the landlord will be offset by payments from the current tenant and will not exceed $50,000. Accordingly, the Company's potential loss related to its former lease should fall in the range from $50,000 to $950,000. As of July 25, 1998, the Company is unable to predict the outcome of this disagreement with its former landlord.

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

       Based on a preliminary assessment, the Company believes that no significant modifications of existing computer software will be required and that its existing computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant. However, due to the Company's current severe liquidity problems, the Company has been unable to perform a complete assessment of Year 2000 issues and has developed no contingency plan with regard to unsolved Year 2000 problems that may arise.

       The Company is also currently performing a preliminary assessment of its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any failure by third party to remedy their own Year 2000 issues. Based on such preliminary assessment, management believes that the Company does not have significant exposure with respect to third parties.

       The Company's preliminary assessments indicated that the worst case scenario with regard to the 2000 issue would be delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per-scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence.


16.    Subsequent Events

       In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 to enable the Company to meet a portion of its current obligations. As of July 25, 1998, the Company had received advances totaling approximately $468,000. The advances bear interest at 1/2% over the prime rate, are due March 1, 2000 (with interest being payable monthly), and are secured by all of the Company's assets.

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

       In connection with the Imatron Transaction, the Company, Imatron and two current lenders to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan (with a balance of approximately $845,000 at December 31, 1997) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998 and $50,000 for each of the months of September, October and November 1998,
       (b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $207,000 at December 31, 1997) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing raised by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

       If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

       In February 1998, certain taxing authorities filed legal actions against the Company to collect certain past due property taxes, penalty and interest totaling $241,307 and these amounts have been considered in the financial statements at December 31, 1997. In connection with such legal actions, the taxing authorities filed leins covering substantially all inventory, furniture, fixtures and equipment of the Company.


17.    Supplemental Cash Flow Data

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