Form 10QSB/A
period 1998-03-31
POSITRON CORP
filed 1998-11-05
CIK 844985

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

                                       F-1

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                            ------------------------
                        (In thousands, except share data)
                                   (Unaudited)
                                                       Three Months Ended
                                                  March 31,            March 31,
                                                    1998                 1997
                                                 ---------            ---------
Revenues:
  Fee per scan                                   $     108            $     123
  Service and component                                366                  499
                                                 ---------            ---------

    Total revenues                                     474                  622
                                                 ---------            ---------

Costs of sales and services:
  Fee per scan                                          20                   39
  Service, warranty and component                       87                  108
                                                 ---------            ---------

    Total costs of sales and services                  107                  147
                                                 ---------            ---------

      Gross profit                                     367                  475
                                                 ---------            ---------

Operating expenses:
 Research and development                               10                  474
 Selling and marketing                                  14                  201
 General and administrative                            495                  995
                                                 ---------            ---------

   Total operating expenses                            519                1,670
                                                 ---------            ---------

      Loss from operations                            (152)              (1,195)
                                                 ---------            ---------

Other income (expenses):
  Interest and other income                             -                     2
  Interest expense                                     (83)                (141)
                                                 ----------           ---------

    Total other expense                                (83)                (139)
                                                 ---------            ---------

Net loss (Note)                                  $    (235)           $  (1,334)
                                                 =========            =========

Basic and dilutive net loss per common
  share                                          $   (0.05)           $   (0.30)
                                                 =========            =========

Weighted average common shares outstanding       4,884,870            4,473,566
                                                 =========            =========

Note: The Company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

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


6.  Imatron Transaction

       In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 (subsequently increased to $750,000) in order to enable it to meet a portion of its current obligations. As of June 30, 1998, the Company had received advances totaling approximately $468,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest payable monthly), and is secured by all of the Company's assets. The loan agreement has been amended by oral agreement to increase the working capital advances available to the Company under the agreement up to an additional $250,000.

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

       In connection with the above transactions, the Company, Imatron and two of the Company's current lenders, Uro-Tech, Ltd. ("Uro-Tech") and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan ( with a current balance of approximately
       $845,000) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share ( in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998, $100,000 for the month of August and $50,000 each for the months of September, October and November 1998 (b) Imatron agreed to subordinate its loan to ProFuture's loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $233,000 at March 31, 1998) to Imatron's loan, and (d) ProFutures's and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

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


7.     Contingencies

       The Company  previously entered into agreements with Nizar A. Mullani and
       K. Lance Gould under which such individuals agreed to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may be entitled to the regrant of an additional .05% royalty interest. The Company anticipates initiating settlement discussions with Mr. Mullani and Dr. Gould concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time. If the parties fail to reach a settlement, Mr. Mullani will be entitled to receive an aggregate 2% royal and Dr. Gould will be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

8.     Comprehensive Income

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investments, securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

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

       The Company is also currently performing a preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Year 200 issues. Based on such preliminary assessment, management believes that the Company does not have significant exposure with respect to third parties.

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


                                           POSITRON CORPORATION
                                           (Registrant)

Date: _____________                        /s/ Gary B. Wood, Ph.D.
                                           -------------------------------------
                                           Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)