Form 10QSB/A
period 1998-03-31
POSITRON CORP
filed 1998-11-05
CIK 844985

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


2.     Company Operations

       Since its inception Positron Corporation (the "Company") has been unable to sell its POSICAM(TM) systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the six months ended June 30, 1998 were $4,455,000 and $240,000, respectively. The Company has an accumulated deficit of $49,200,000 at June 30, 1998. Due to the sizable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

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

       In connection with the above transactions, the Company, Imatron and two current lenders, Uro-Tech, Ltd. ("Uro-Tech") and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan ( with a current balance of approximately $706,000) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share ( in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998, $100,000 for the month of August and $50,000 each for the months of September, October and November 1998 (b) Imatron agreed to subordinate its loan to ProFuture's loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $260,000 at June 30, 1998) to Imatron's loan, and (d) ProFutures's and Imatron agreed that all amounts above the first $1,000,000 of any third party equity financing obtained by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron.

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


                                              POSITRON CORPORATION
                                              (Registrant)

Date: _____________                           /s/ Gary B. Wood, Ph.D.
                                              ----------------------------------
                                              Chief Executive Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)