Form 10QSB
period 1998-09-30
POSITRON CORP
filed 1998-11-16
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998: 5,159,592

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
              Form 10-QSB for the quarter ended September 30, 1998
                                                                            Page

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Balance Sheets as of December 31, 1997 and
                September 30, 1998                                          F-1

              Statements of Operations for the three and
                nine months ended September 30, 1998 and 1997               F-2

              Condensed Statements of Cash Flows for the
                nine months ended September 30, 1998 and 1997               F-3

              Selected Notes to Financial Statements                        F-4

       Item 2.  Management's Discussion and Analysis of                     F-10
               Financial Condition and Results of Operation

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                           F-14

       Item 6.  Exhibits and Reports on Form 8K

              Signature Page                                                F-16

              Exhibit 27 - Financial Data Schedule                          F-17

                                                        POSITRON CORPORATION
                                                           BALANCE SHEETS
                                                        --------------------
                                                  (In thousands, except share data)
                                                                                                September 30,           December 31,
     ASSETS                                                                                          1998                   1997
     ------
                                                                                                 (Unaudited)               (Note)
Current assets:
  Cash and cash equivalents                                                                        $    145                $    160
  Accounts receivable, net                                                                              110                     253
  Inventories                                                                                           331                     408
  Prepaid expenses                                                                                       24                     131
                                                                                                   --------                --------

    Total current assets                                                                                610                     952

Plant and equipment, net                                                                                464                     715
                                                                                                   --------                --------

    Total assets                                                                                   $  1,074                $  1,667
                                                                                                   ========                ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable, trade                                                                          $  1,327                $  1,573
  Accrued liabilities                                                                                 3,281                   3,205
  Note payable to an affiliate                                                                          767                     767
  Other note payable                                                                                  1,136                     930
  Unearned revenue                                                                                       60                      60
                                                                                                   --------                --------

    Total current liabilities                                                                         6,571                   6,535
                                                                                                   --------                --------

Other liabilities                                                                                       600                     245
                                                                                                   --------                --------

Commitments and contingencies

Stockholders' deficit:
  Series A Preferred Stock:  $1.00 par value;
    8% cumulative, convertible, redeemable;
    $1.00 par value; 5,450,000 shares authorized;
    1,564,403 and 1,594,999 shares issued and
    outstanding at September 30, 1998 and December 31,
    1997, respectively                                                                                1,564                   1,595
  Series B Preferred Stock: $1.00 par value,
    cumulative, convertible, redeemable; 25,000
    shares authorized, issued and outstanding at
    September 30, 1998 and December 31, 1997                                                             25                      25
  Common stock:  $0.01 par value; 15,000,000
    shares authorized, 5,159,592 and 5,128,990
    shares issued and outstanding at September 30,
    1998 and December 31, 1997, respectively                                                             52                      51
  Additional paid-in capital                                                                         42,221                  42,191
  Accumulated deficit                                                                               (49,944)                (48,960)
  Treasury stock:  60,156 shares at cost                                                                (15)                    (15)
                                                                                                   --------                --------

    Total stockholders' deficit                                                                      (6,097)                 (5,113)
                                                                                                   --------                --------

      Total liabilities and stockholders'
        deficit                                                                                    $  1,074                $  1,667
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

                                                                 F-1

                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                  (In thousands, except share data)
                                                             (Unaudited)
                                                               Three Months Ended                         Nine Months Ended
                                                        September 30,        September 30,        September 30,        September 30,
                                                             1998                 1997                 1998                 1997
Revenues:
  Fee per scan                                           $       147          $       229          $       454          $       437
  Service and component                                          153                  431                  933                1,321
                                                         -----------          -----------          -----------          -----------

    Total revenues                                               300                  660                1,387                1,758
                                                         -----------          -----------          -----------          -----------

Costs of sales and services:
  Fee per scan                                                    29                   39                   89                  117
  Service, warranty and component                                108                  221                  286                  500
                                                         -----------          -----------          -----------          -----------

    Total costs of sales and
      services                                                   137                  260                  375                  617
                                                         -----------          -----------          -----------          -----------

      Gross profit                                               163                  400                1,012                1,141
                                                         -----------          -----------          -----------          -----------

Operating expenses:
 Research and development                                       --                    421                   18                1,037
 Selling and marketing                                          --                    230                   16                  572
 General and administrative                                      840                  673                1,734                1,921
                                                         -----------          -----------          -----------          -----------

   Total operating expenses                                      840                1,324                1,768                3,530
                                                         -----------          -----------          -----------          -----------

      Loss from operations                                      (677)                (924)                (756)              (2,389)
                                                         -----------          -----------          -----------          -----------

Other income (expenses):
  Other expense                                                 --                      8                 --                    (93)
  Interest expense                                               (67)                 (53)                (228)                (243)
                                                         -----------          -----------          -----------          -----------

    Total other expense                                          (67)                 (45)                (228)                (336)
                                                         -----------          -----------          -----------          -----------

Net loss                                                 $      (744)         $      (969)         $      (984)         $    (2,725)
                                                         ===========          ===========          ===========          ===========

Basic and dilutive net loss
  per common share                                       $     (0.14)         $     (0.19)         $     (0.19)         $     (0.57)
                                                         ===========          ===========          ===========          ===========

Weighted average common
  shares outstanding                                       5,144,291            5,111,292            5,139,191            4,794,107
                                                         ===========          ===========          ===========          ===========

Note: The Company's financial statements include no additional elements of comprehensive income.  Accordingly,  comprehensive income and net income are identical.
                                                       See accompanying notes

                                                                 F-2

                                                        POSITRON CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                 ----------------------------------
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                        Nine Months Ended
                                                                                              September 30,            September 30,
                                                                                                   1998                     1997
                                                                                                  -------                   -------
Cash flows from operating activities:
  Net loss                                                                                        $  (984)                  $(2,725)
  Adjustment to reconcile net loss to net
    cash used in operating activities                                                                 763                     2,340
                                                                                                  -------                   -------

        Net cash used in operating
          activities                                                                                 (221)                     (385)
                                                                                                  -------                   -------

Cash flows from investing activities:
  Capital expenditures, net                                                                          --                           3
                                                                                                  -------                   -------

        Net cash used in investing
          activities                                                                                 --                           3
                                                                                                  -------                   -------

Cash flows from financing activities:
  Proceeds from other notes payable                                                                   568                      --
  Repayment of other notes payable                                                                   (362)                     --
  Proceeds from conversion of warrants
    to common stock                                                                                  --                           3
                                                                                                  -------                   -------

        Net cash provided by (used in)
          financing activities                                                                        206                         3
                                                                                                  -------                   -------

Net decrease in cash and cash equivalents                                                             (15)                     (379)

Cash and cash equivalents, beginning
  of year                                                                                             160                       382
                                                                                                  -------                   -------

Cash and cash equivalents, end of period                                                          $   145                   $     3
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


2.     Company Operations

        Since its inception Positron Corporation (the "Company") has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the nine months ended September 30, 1998 were $4,455,000 and $984,000, respectively. The Company has an accumulated deficit of $49,711,000 at September 30, 1998. Due to the sizable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

        At September 30, 1998, the Company had cash and cash equivalents in the amount of $145,000 compared to $160,000 at December 31, 1997. During 1997 and the first nine months of 1998, the Company was unable to meet certain obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments to certain management level employees totaling approximately $600,000 were unpaid at September 30, 1998.

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

3.     Net Loss Per Share

       Net loss per common share for the three and nine months ended September 30, 1998 and 1997 have been computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during these periods.


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


6.  Imatron Transaction

       In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby Imatron will acquire a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to the Company up to $500,000 (subsequently revised by oral agreement to $750,000) in order to enable it to meet a portion of its current obligations. As of September 30, 1998, the Company had borrowed $568,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of the Company's assets.

       Under the terms of the agreement, Imatron will acquire a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron. If such shares were issued to Imatron on September 30, 1998 the Company would have been obligated to issue nine million shares of common stock. The Company will receive a nominal cash payment of $100 from Imatron in payment for the shares.

       In addition to providing limited working capital financing, Imatron has agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make, after the share issuance closing date, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. The Company recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan is a major distributor for Imatron's Ultrafast CT and for the equipment of certain other high technology companies. Imatron has a 24 percent minority interest in Imatron Japan.

       Imatron has also agreed to help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts after the share issuance closing date to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

       Consummation of the issuance of shares to Imatron is conditioned upon, among other things (a) the resignation of each officer of the Company,
       (b) the resignation of at least three of the four current directors of the Company and the appointment of Imatron's nominees to fill such vacancies, and (c) shareholder approval of an amendment to the Company's Articles of Incorporation to increase its authorized common stock to at least 100,000,000 shares. The Company anticipates that the share issuance to Imatron will close immediately after the Annual Meeting if the required shareholder approval is obtained.

       In connection with the above transactions, the Company, Imatron and two current lenders, Uro-Tech, Ltd. ("Uro-Tech") and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan ( with a current balance of approximately $570,000) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share ( in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of the Company's stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998 and $50,000 for each of the months of September, October and November 1998 (b) Imatron agreed to subordinate its loan to ProFuture's loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $286,000 at September 30, 1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third party equity financing obtained by Imatron would be applied equally to reduce the Company's debt to both ProFutures and Imatron. Consistent with the oral amendment to the Imatron Agreement, the Company and ProFutures have amended their agreements to provide further waivers of any past defaults and have further extended the maturity of the ProFutures Loan to December 5, 1998 and minimum loan repayments of $50,000 for each of the months of September, October and November 1998, leaving a balance at December 5, 1998 of approximately $400,000. Imatron agreed to continue to subordinate its loan to the ProFutures Loan, and Uro- Tech, Ltd. agreed to subordinate its loan to Imatron's loan. Except as modified by the amendments, the remaining agreements remain the same.

       The Company is in negotiations to sell one of its POSICAMTM systems to a third party that currently leases the system. It is anticipated that, if the Company is successful in consummating such sale, it will receive net proceeds of approximately $360,000. It is the Company's intention to use such proceeds, plus proceeds from a service contract currently being negotiated with a third party, to retire the remaining balance on the ProFutures Loan. There can be no assurances, however, that the Company will be successful in reaching an agreement concerning the proposed system sale or that, if an agreement is reached, such sale will be consummated, or that the Company otherwise will be able to obtain additional debt or equity financing necessary to repay the ProFutures Loan by such maturity date. Absent obtaining a further extension of the December 5, 1998 maturity date of the ProFutures Loan, closing the proposed sale of the POSICAMTM system, or obtaining additional debt or equity financing necessary to repay the ProFutures Loan by the maturity date, the Company may be forced to seek protection under the Federal Bankruptcy laws.

       If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes the Company will be unable to continue as a going concern and that the Company may be forced to seek protection under the Federal Bankruptcy laws.


7.     Contingencies

       The City of Houston has filed suit, and judgment has been entered, against the Company for delinquent taxes in the amount of approximately $240,000. The balance is fully accrued at September 30, 1998.

       The Company is obligated to pay royalties of 3% of the gross revenue from sales, uses, leases, licensing or rentals of POSICAM systems, 1% each to a director of the Company and two other unrelated entities. During the years ended December 31, 1997 and 1996 the Company incurred royalties of $134,000 and $42,000, respectively, based upon system sales and adjustments to royalties.

       The Company's royalties were reduced to the 3% level based upon consideration, provided to two of the payees, under consulting agreements and promissory notes. However, the consulting agreements provide that if the Company defaults in its payment obligations thereunder, then the payees would be entitled to receive regrant of the royalties that they previously released. In April 1998, the Company received a demand letter from one of the payees alleging default under his consulting agreement in 1997 and demanding regrant of an additional 1% royalty interest. Although the Company has not received a demand from the second payee, the Company believes that a payment default may have occurred under his consulting agreement and that as a result thereof, he may be entitled to the regrant of an additional 0.5% royalty interest. The Company anticipates initiating settlement discussions with both payees concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time; however, the Company recorded an adjustment of approximately $100,000 during 1997 in recognition of the additional royalties it may owe. If the parties fail to reach a settlement, one payee will be entitled to receive an aggregate 2% royalty and the second payee will be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

       Arbitration procedures have been initiated against the Company in China involving a dispute with respect to a POSICAMTM system. The Company entered into a contract with a Chinese company in September 1996 to provide the company with a POSICAMTM system. The Chinese company provided the Company with a down payment of approximately $300,000 and agreed to provide the company with a letter of credit for the remaining purchase price, which letter of credit would be fundable upon shipment of the POSICAMTM system. The Company utilized the down payment to purchase the beginning inventory for the system and began construction of the system. The Chinese company, however, failed to provide the Company with the letter of credit and the Company, because of its severe financial difficulties, was unable to complete and deliver the system without such additional funds. The Chinese company has demanded the return of its deposit and, on September 8, 1998, a notice of arbitration concerning the sales contract dispute was issued to the Company by the China International Economic and Trade Arbitration Commission, Shanghai Commission. The Company believes that the claims raised by the Chinese company are without merit and intends to vigorously defend its interests. It is not possible at this time to predict the outcome of this proceeding, although a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

8.     Comprehensive Income

       Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

                              POSITRON CORPORATION
           (Form 10-QSB for the nine months ended September 30, 1998)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes thereto included in this quarterly report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended December 31, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below and under "Information Regarding and Factors Affecting Forward Looking Statements".

Comparison of the Results of Operations for the three months ended September 30, 1998 and 1997.

       During the three months ended September 30, 1998, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased $225,000 from ($969,000) for the three months ended September 30, 1997 to ($744,000) for the three months ended September 30, 1998. This decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs.

       The Company generated no revenue from system sales during the three months ended September 30, 1998 or 1997. Fee per scan revenue decreased $82,000 from $229,000 during the three months ended September 30, 1997 to $147,000 for the three months ended September 30, 1998 due primarily to fewer number of scans being performed by Buffalo Cardiology during the three months ended September 30, 1998. In addition, there was a decrease in service and component sales revenue of $278,000 during the same period due to less service work performed during the three months ended September 30, 1998. This reduction in service work is directly attributable to staff reductions and normal fluctuations in service.

       Gross profit during the three months ended September 30, 1998 was $163,000 compared to $400,000 for the three months ended September 30, 1997. This decrease in gross profit of $237,000 is due primarily to lower fee per scan and service and component revenue during the three months ended September 30, 1998.

       Total operating expense decreased approximately $484,000 or 36% from $1,324,000 for the three months ended September 30, 1997 to $910,000 for the three months ended September 30, 1998. The decrease primarily results from significant staff reductions and related reductions in research and development and selling and marketing costs during the three months ended September 30, 1998.

       Interest expense increased from $53,000 for the three months ended September 30, 1997 to $67,000 for the three months ended September 30, 1998 due primarily to changes in the Company's average debt level.

Comparison of the Results of Operations for the nine months ended
September 30, 1998 and 1997.

       During the nine months ended September 30, 1998, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased $1,741,000 from ($2,725,000) for the nine months ended September 30, 1997 to ($984,000) for the nine months ended September 30, 1998. This decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs.

       The Company generated no revenue from system sales during the first nine months of 1998 or 1997. Fee per scan revenue increased $17,000 from $437,000 during the first nine months of 1997 to $454,000 for the first nine months of 1998 due primarily to a greater number of scans being performed by Buffalo Cardiology during the nine months ended September 30, 1998. In addition, there was a decrease in service and component sales revenue of $388,000 during the same period due to less service work performed during the nine months ended September 30, 1998. This reduction in service work is directly attributable to staff reductions and normal fluctuations in service.

       Gross profit during the first nine months of 1998 was $1,012,000 compared to $1,141,000 for the nine months ended September 30, 1997. This decrease in gross profit of $129,000 is due primarily to lower service and component revenue during the nine months ended September 30, 1998.

       Total operating expense decreased approximately $1,762,000 or 50% from $3,530,000 for the nine months ended September 30, 1997 to $1,838,000 for the nine months ended September 30, 1998. The decrease primarily results from significant staff reductions and related reductions in research and development and selling and marketing costs during the nine months ended September 30, 1998.

       Interest expense decreased from $243,000 for the nine months ended September 30, 1997 to $228,000 for the nine months ended September 30, 1998 due primarily to changes in the Company's average debt level in the first nine months of 1998 as compared to the first nine months of 1997.

Financial Condition

       Since its inception the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the year ended December 31, 1997 and the nine months ended September 30, 1998 were ($4,455,000) and ($984,000), respectively. At September 30, 1998, the Company had an accumulated deficit of approximately $49,944,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

       At September 30, 1998, the Company had cash and cash equivalents in the amount of $145,000 compared to $160,000 at December 31, 1997. Throughout much of 1997 and the first nine months of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, 1997 salary payments and other benefits to certain management level employees totaling approximately $600,000 were unpaid at September 30, 1998.

       The Company's only current plan with regard to its liquidity problems is to attempt to complete the Imatron transaction discussed in Selected Notes to the Financial Statements. If the Imatron Transaction is not completed, or if the Imatron Transaction is completed and Imatron is unsuccessful in its efforts to raise capital for the Company, management believes the Company may be unable to continue as a going concern and the Company may be forced to seek protection under the Federal Bankruptcy laws.

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

       The Company has performed only a preliminary assessment of the Year 2000 issue using a broad overview and management's current understanding of its information and non-information systems. None of the detailed tasks necessary to properly assess the Year 2000 issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

       Based on a preliminary assessment, the Company believes that no significant modifications to its computer software or hardware will be required and that its existing computer systems (including information systems, non-information systems using date sensitive embedded chips and its POSICAMTM systems) will function properly with respect to dates in the year 2000 and thereafter. Based upon such preliminary assessment, the Company also currently believes that costs to modify the Company's existing computer hardware and software systems in regard to the Year 2000 issue will not be significant. However, the Year 2000 issue is extremely complex and the costs to properly assess its impact on the Company and to correct associated problems may be very significant.

       Based on the Company's preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Year 2000 issues, management believes that the Company does not have significant exposure with respect to third parties. However, the Company's preliminary assessments indicated that the worst case scenario with regard to the Year 2000 issue would be delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per-scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence. Due to the Company's current severe liquidity problems, the Company has not had the financial resources to perform a complete assessment of Year 2000 issues, assess the potential cost or develop any contingency plan with regard to Year 2000 issues that may arise. The Company is unable to predict at the current time, when and to what extent it may further pursue its assessment of potential Year 2000 issues and the development of any contingency plans in respect thereof. If the Company is able to obtain necessary financial resources, a complete assessment of the Year 2000 issues facing the Company will likely be completed in the first half of 1999.

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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       The City of Houston has filed suit, and judgment has been entered, against the Company for delinquent taxes in the amount of approximately $240,000. The balance is fully accrued at September 30, 1998.

       Arbitration procedures have been initiated against the Company in China involving a dispute with respect to a POSICAMTM system. The Company entered into a contract with a Chinese company in September 1996 to provide the company with a POSICAMTM system. The Chinese company provided the Company with a down payment of approximately $300,000 and agreed to provide the company with a letter of credit for the remaining purchase price, which letter of credit would be fundable upon shipment of the POSICAMTM system. The Company utilized the down payment to purchase the beginning inventory for the system and began construction of the system. The Chinese company, however, failed to provide the Company with the letter of credit and the Company, because of its severe financial difficulties, was unable to complete and deliver the system without such additional funds. The Chinese company has demanded the return of its deposit and, on September 8, 1998, a notice of arbitration concerning the sales contract dispute was issued to the Company by the China International Economic and Trade Arbitration Commission, Shanghai Commission. The Company believes that the claims raised by the Chinese company are without merit and intends to vigorously defend its interests. It is not possible at this time to predict the outcome of this proceeding, although a ruling unfavorable to the Company could have a material adverse effect on the Company's business and financial performance.

       The Company  previously entered into agreements with Nizar A. Mullani and
K. Lance Gould under which such individuals agreed to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% royalty interest. The Company anticipates initiating settlement discussions with Mr. Mullani and Dr. Gould concerning the alleged payment defaults. The Company is unable to predict the outcome of such discussions at this time. If the parties fail to reach a settlement, Mr. Mullani may be entitled to receive an aggregate 2% royalty and Dr. Gould may be entitled to receive an aggregate 1.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.


ITEM 5 - OTHER INFORMATION

       Because of a recent Securities and Exchange Commission change to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, the Company's management will have discretionary authority with respect to proxies submitted to the 1999 Annual Meeting of Shareholders on any matter which the Company does not receive notice of by February 25, 1999. This rule change does not affect the deadline set forth in Rule 14a-8 for including a shareholder proposal in the board of directors' solicitation of proxies, and a shareholder proposal must be received by the Company no later than December 11, 1998 in order to be included in the board of directors' solicitation of proxies.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           POSITRON CORPORATION
                                           (Registrant)

Date: November 13, 1998                    /s/ Gary B. Wood, Ph.D.
                                           -------------------------------------
                                           Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)