Form 10KSB/A
period 1997-12-31
POSITRON CORP
filed 1998-11-20
CIK 844985

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

The Company has performed only a preliminary assessment of the Year 2000 issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers. None of the detailed tasks necessary to properly assess the Year 2000 issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

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

                              POSITRON CORPORATION


Date: November 18, 1998                        By:      /S/ GARY B. WOOD, PH.D.
                                                        Gary B. Wood, Ph.d.
                                                        Chairman of the Board

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



                                             /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas July 25, 1998, except for Notes 15 and 16, as to which the date is October 27, 1998

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

       The Company has performed only a preliminary assessment of the Year 2000 issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers. None of the detailed tasks necessary to properly assess the Year 2000 issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

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

       Based on the Company's preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Year 2000 issues, management believes that the Company does not have significant exposure with respect to third parties. However, the Company's preliminary assessments indicated that the worst case scenario with regard to the Year 2000 issue would be delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per- scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence.

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