Form 10QSB/A
period 1998-03-31
POSITRON CORP
filed 1998-11-20
CIK 844985

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


                                           POSITRON CORPORATION
                                           (Registrant)

Date: November 18, 1998                    /s/ Gary B. Wood, Ph.D.
                                           -------------------------------------
                                           Chief Executive Officer
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)