Form 10KSB
period 1998-12-31
POSITRON CORP
filed 1999-04-14
CIK 844985

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                        Commissions file number: 0-24092


                                    Positron


                               A Texas Corporation
            1304 Langham Creek Drive, Suite 310, Houston, Texas 77084
                                 (281) 492-7100


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for fiscal year ended December 31, 1998: $2,008,000

As of March 18, 1999, there were 14,571,838 shares of the Registrant's Common Stock, $.01 par value outstanding.


Documents incorporated by reference: None

--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                     PART I

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to attain widespread market acceptance of its POSICAM(TM) systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

                         Item 1. Description of Business
General

Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services, advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM)
systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration ("FDA") approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 1997, the Company has sold twenty one (21) POSICAM(TM) systems, of which fifteen (15) are in leading medical facilities in the United States, two (2) are installed in international medical institutions, one (1) is awaiting governmental approval for installation at a facility in Japan and three (3) are no longer operational. The Company presently markets its POSICAM(TM) systems at list prices of up to $2.0 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 1998:

                                                                                        Date of
Site                            Location          Clinical Application             Installation

Prototype:
U.T. Health Science Center      Houston, TX       Neurology/Cardiology                    1985

POSICAM(TM) Systems:
Saint Joseph's Hospital         Atlanta, GA       Cardiology                              1988
Cleveland Clinic Foundation     Cleveland, OH     Neurology/Cardiology                    1988
Memorial Hospital               Jacksonville, FL  Oncology/Cardiology                     1988
Kennestone Hospital             Marietta, GA      Cardiology                              1989
Medical City Dallas             Dallas, TX        Cardiology                              1990
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Yale/Veterans Adm.              New Haven, CT     Neurology/Oncology/Cardiology           1991
Beth Israel                     New York, NY      Cardiology                              1991
Our Lady of The Lake            Baton Rouge, LA   Cardiology                              1992
Crawford Long Hospital          Atlanta, GA       Cardiology                              1992
Hermann Hospital                Houston, TX       Neurology/Oncology/Cardiology           1993
Hadassah Medical Organization   Israel            Neurology/Oncology/Cardiology           1995
Bio-Metabolic, Inc.             Detroit, MI       Cardiology/Oncology                     1995
Bergan Mercy Hospital           Omaha, NE         Cardiology/Oncology                     1995
Buffalo Cardiology & Pulmonary
 Associates                     Buffalo, NY       Cardiology                              1995
University of Madrid            Spain             Cardiology/Oncology/Neurology           1995
Baptist Hospital                Nashville, TN     Cardiology/Oncology                     1996
Imatron                         Japan             Cardiology/Oncology                     1997

PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. Other advanced imaging techniques, such as magnetic resonance imaging ("MRI") and computerized axial tomography ("CAT"), produce anatomical and structural images, but do not image or measure biological processes. The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage and provides physicians with information, which would otherwise be unavailable, to diagnose and manage the treatment of disease. The Company believes that PET technology can lower the total cost of managing certain diseases by providing a means for early diagnosis and reduction of expensive invasive or unnecessary procedures, such as angiograms or biopsies which, in addition to being costly and painful, may not be necessary or appropriate.

Commercial utilization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics, which may give it certain performance advantages over other commercially available PET systems. Such performance advantages include the POSICAM(TM) systems high count-rate sensitivity, which results in faster imaging, an enhanced ability to use certain types of radiopharmaceuticals, which minimize patient exposure to radiation, and its ability to minimize false positive and false negative diagnoses of disease. The industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. (See
"Item   1.    Description   of   Business-Risks   Associated   with   Business
Activities-Substantial Competition and Effects of Technological Change.")

The Company's primary focus to date has been on the clinical cardiology market, where its POSICAM(TM) systems have been used to assess diseases, such as the effect of arterial blockages and heart damage due to heart attacks. In 1994 and 1995, the Company made technological advances which allowed it to market its products to the neurological and oncological markets. Neurological applications of POSICAM(TM) systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer's disease, Pick's disease and Parkinson's disease. In oncology, POSICAM(TM) systems are used in the diagnosis and evaluation of tumors of the bone and various organs and tissues such as the brain, liver, colon and breast.

Medical Imaging Industry Overview

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes Ultrasound, X-ray, MRI, CAT, and Nuclear Medicine (which includes PET and Single-Photon Emission Computed Tomography (SPECT). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CAT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 95 PET systems are currently operational in the United States and approximately 140 PET systems are in commercial use internationally. Of the PET systems currently operational in the United States, 15 systems were sold by the Company.

PET Technology

The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient's bloodstream. The injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are converted into light energy, or photons. These photons are detected by the POSICAM(TM) systems. The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software. Since certain functional processes in the organ, such as blood flow, metabolism or other biochemical processes determine the concentration of the radiopharmaceutical, the brightness or color at each point in the PET image directly maps the vitality of the respective function at that point within the organ.

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

The radiopharmaceuticals (together with the radioactive substances contained therein) employed in PET scanning are used by the organ in its natural processes (such as blood flow and metabolism) without affecting its normal function, and quickly dissipate from the body. Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which is measured in units of rads. Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure the greater the potential for damage. Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies. A PET cardiac scan, using the radiopharmaceutical Rubidium-82, results in exposure of approximately 0.096 rad, while a neurological, PET scan results in exposure of approximately 0.39 rad. In contrast, a typical chest X-ray results in exposure of approximately 0.15 rad and a CAT scan results in exposure to between approximately 0.5 rad and 4.0 rad, depending on the procedure.

Radiopharmaceuticals used in PET technology can be created from many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical used. Radiopharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or generator. Cyclotrons require an initial capital investment in a range up to $2 million, additional capital investment for site preparation, and significant annual operating expenses. A generator requires an initial capital investment of approximately $50,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM(TM) systems have been designed to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features which enhance their ability to use generator processed radiopharmaceuticals, thereby allowing a clinic or hospital which intends to focus on certain cardiac PET applications to avoid the significant capital and operating expenses associated with a cyclotron.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Marketing Strategy

The Company initially targeted clinical cardiology as its marketing strategy based on research conducted at the University of Texas Health Science Center in Houston, Texas which showed the commercial potential of clinician cardiology applications of PET imaging. With the development of the POSICAM(TM) HZ and POSICAM(TM) HZL series, Positron is pursuing the full oncology, cardiology and neurology related PET application markets.

The Company relies on referrals from users of the Company's existing base of installed scanners, clinical presentations at professional conferences by customers of the Company, and published articles in trade journals to market its systems.

The POSICAM(TM) System

At the heart of the POSICAM(TM) system is its detector assembly which detects positron emissions and electronic circuits that pinpoint the location of these positron emissions. POSICAM(TM) systems are easy to use and are not physically confining, thereby not intimidating to patients. POSICAM(TM) scans are commonly performed on an outpatient basis.

The Company's POSICAM(TM) system compares favorably with PET systems produced by other manufacturers based upon count rate and sensitivity. Count rate and sensitivity of an imaging system determines its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The favorable count rate and sensitivity of the POSICAM(TM) systems results in good diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count rate and sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, thereby reducing patient exposure to radiation and potentially reducing the capital cost to some purchasers through the elimination of the need for a cyclotron for certain cardiac applications.

The detector assembly consists of crystals, which scintillate (give off light) when exposed to positron emissions, and photomultiplier tubes, which are coupled to the crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM(TM) detectors which, unlike competing PET systems, permits the configuration of the detector crystals into overlapping series to create a higher quality image by eliminating image sampling gaps. This feature is important since under-sampling or gaps in sampling can contribute to an inaccurate diagnosis. The crystal array design also reduces "dead time" - the time interval following the detection and registering of a positron emission during which a subsequent event cannot be detected.

The POSICAM(TM) system creates a high number of finely spaced image slices. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned, and not necessarily the angle a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any designated angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the created image.

An integral part of a POSICAM(TM) system is its proprietary data acquisition microprocessor and its application system software. The Company's software can reconstruct an image in five seconds or less. The Company has expended substantial effort and resources to develop the computer software to insure that it is user-friendly and clinically oriented. The only personnel needed to perform clinical studies with the POSICAM(TM) systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
POSICAM(TM) HZ and HZL. In addition to the basic POSICAM(TM) system, the Company offers two advanced versions of its basic system which are known as the POSICAM(TM) HZ and the POSICAM(TM) HZL. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and otherwise scan large organs, such as the liver. The POSICAM(TM) HZ and HZL employ new detector concepts to satisfy these needs while maintaining the high count rate sensitivity of the basic POSICAM(TM). In May 1991, the Company received approval from the FDA to market the POSICAM(TM)HZ and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993 the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has an even larger field of view than the POSICAM(TM) HZ facilitating whole body scanning and the scanning of large organs. As the market for PET systems matures and price sensitivity among purchasers increases, the Company believes that interest in the POSICAM(TM) HZ, which costs less than the POSICAM(TM) HZL, may increase. The Company also believes that the special features of the POSICAM(TM) HZL enhance its usefulness in oncology and neurology applications.

Customer Service and Warranty

The Company has five (5) field service engineers in the United States who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The company typically provides a one-year warranty to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company currently provides service to all of its POSICAM(TM) systems, ten (10) of which are under formal service contracts. Two (2) of the service contracts are automatically renewed on a month-to-month basis and one (1) automatically renews on a year-to-year basis. Of the remaining eight (8) service contracts, three (3) expire during 1999, two (2) expire in 2000, and two(2) expire in 2001. The Company is currently negotiating to extend all of the service contracts which expire in 1999; however, there can be no assurance that such extension will be obtained.

The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and therefore equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime more than 95% for all installed POSICAM(TM) systems during 1998 and 1997.

Competition

The Company faces competition from two (2) other commercial manufacturers of PET systems and from other imaging technologies, primarily SPECT. The Company does not believe that MRI and CAT scan imaging represent significant competing technologies. The Company views MRI and CAT scan imaging to be complementary technologies to PET, in that PET, MRI and CAT scans each provide information not available from the others.

The Company's primary competition from commercial manufacturers of PET systems comes from General Electric Company ("GE") and Siemens Medical Systems, Inc. ("Siemens"-in a joint venture with CTI, Inc. of Knoxville, Tennessee). GE and Siemens have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business--Risk Associated with Business Activities--Substantial Competition and Effects of
Technological Change and General Electric Transaction". In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The primary competing technology in the nuclear medicine industry is SPECT. The Company believes that the primary reason SPECT competes successfully with PET is the lower cost of the SPECT systems. A SPECT system can cost between $175,000 and $750,000 as compared with up to $2.0 million (depending on configuration and equipment options) for a POSICAM(TM) system. However, the Company believes its POSICAM(TM) system is a better diagnostic tool in that the Company's systems are able to create more accurate images than SPECT imaging. Unlike SPECT, the radioactive substances used by the Company's system is based on naturally occurring substances within the body and allow the POSICAM(TM) systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image.

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

In 1996,  HCFA approved  reimbursement  for one PET procedure in Cardiology.  In
1998, four additional procedures in Cardiology, Oncology and Neurology were approved. In February 1999, three additional procedure reimbursements were approved in Oncology. However, whether HCFA will continue to approve additional reimbursable procedures, whether private insurers will follow HCFA's lead and/or whether the procedure reimbursement level will be sufficient to simulate the PET market are unknown at this time.

Private insurer reimbursement. Most insurance carriers currently consider PET imaging to be an investigational procedure and do not reimburse for procedures involving PET imaging. The Company believes that certain private insurance carriers, while they do not have broad PET reimbursement policies, reimburse for PET scans on a case-by-case basis.

If third-party coverage for PET procedures using the POSICAM(TM) system remains unavailable, it will likely have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Manufacturing

The Company believes that it currently has the ability to assemble its POSICAM(TM) scanners in a 2,700 square foot area of its 5,400 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble a typical POSICAM(TM) system in two months, with an additional month required for testing before delivery. Due to the Company's current financial condition, the Company relocated its manufacturing area in April 1998 and the Company has not yet produced any POSICAM(TM) systems at its present facility.

An essential component of the Company's POSICAM(TM) systems is bismuth germinate oxide ("BGO") crystals, which detect the positron emissions forming the basis for a PET image, and photomultiplier tubes, which convert the light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. BGO crystals are specially manufactured and are available from a supplier, located in the United States, that is a subsidiary of a Japanese company, and another supplier located in France. While the Company primarily relies on a single source for its BGO crystals, it has in the past purchased crystals from the second manufacturer and believes that it could resume such purchases at acceptable prices without significant delays.

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

Research and Development

The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (Clayton Foundation), a Houston-based, non-profit organization. Further product development and commercialization of the system has been funded by the Company.

The Company's research and development expenses for the year ended December 31, 1997 were $1,305,000. Deterioration of its financial condition prevented the Company from performing research and development in 1998. In addition to the Company's sponsored and funded research and development programs, the Company in the past has supplemented its research and development with a technology transfer agreement with UTHSC and currently is participating in collaborative research efforts with selected clinical and research customers, and research grants funded through the federal government's Small Business Innovative Research (SBIR) program.

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging ("Licensed Technology") from the Clayton Foundation, K. Lance Gould (formerly a director of the Company) and Nizar A. Mullani (formerly a director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% each to the Clayton Foundation, K. Lance Gould and to Nizar A. Mullani.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The Company's current 3% royalty is based on agreements with Nizar A. Mullani and K. Lance Gould to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Increase in royalty obligations resulting from Mr. Mullani's claim could have a material adverse effect on the Company's future financial performance. In December 1998, the Company reached an agreement in principle with Dr. Gould regarding payment of back royalties, waiver of demand rights regarding defaults under the consulting contract and retaining the reduced royalty payment level going forward.

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

The Company's POSICAM(TM) systems are regulated as medical devices by the FDA and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a class I, class II, or class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to the Good Manufacturing Practice (GMP) regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices require pre-market approval from the FDA and are generally devices which support or sustain human life or present a potential risk of illness or injury. The POSICAM(TM) systems are considered to be class II devices. However, as of December 31, 1998, the FDA has not promulgated a performance standard for PET systems. Therefore, POSICAM(TM) systems are not currently subject to such controls, nor are they subject to post market surveillance, patient registries and FDA guides.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Before it can be commercially marketed, a class II device must be approved by the FDA. If a medical device is "substantially equivalent" to a legally marketed class II device, the manufacturer or distributor may seek FDA clearance by filing what is known as a 510(k) pre-market notification which must be supported by data and test results. If the FDA determines that the device is substantially equivalent, then it may be marketed in the United States. The FDA may, however, require additional data or additional test results, or may determine that a device is "not substantially equivalent." Requests for additional data or test results or a "not substantially equivalent" determination could delay the Company's market introduction of new products and could have a material adverse effect on the Company's financial results and operations. The FDA is not required to respond to 510(k) pre-market notifications within a specific time period. The FDA recently began requiring a more rigorous demonstration of substantial equivalence and in many cases the time periods required for product approvals has increased. If the FDA determines that a new product is "not substantially equivalent," then the manufacturer must undergo a lengthy Pre-Marketing Approval process which generally involves clinical trials and submission of data to prove safety and effectiveness before approval is granted.

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

During February 1995, the FDA conducted a GMP compliance inspection at the Company's manufacturing facility that resulted in the Company receiving a FDA warning letter. Several issues were noted for corrective action in that letter, and the Company expeditiously took action to address the FDA's concerns. In February 1996, the FDA began a follow-up inspection of the Company's corrective actions. In February 1996, February 1997 and July 1998 the FDA conducted follow-up inspections of the Company's facilities. As of December 31, 1998, the Company has not been informed of the results of such follow-up inspections. If the FDA finds that the Company has not corrected the deficiencies noted in the warning letter it could, among other things, issue another warning letter, prohibit new product introductions, institute a product recall or prohibit the Company from shipping products until all deficiencies are corrected to the FDA's satisfaction. The Company is cooperating fully and intends to continue to work with the FDA in all compliance matters.

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

Sales of medical devices outside of the United States may be subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer than that required for FDA approval and the requirements may differ.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
PET imaging centers must comply with regulations promulgated, in most states, by an agency of the state government, under authority delegated by the Nuclear Regulatory Commission governing the possession and use of radiopharmaceuticals for medical diagnostic procedure. In order to secure approval, a PET imaging center must submit an acceptable site for its scanner, employ adequate radiation safety and quality procedures, and provide a nuclear physician who meets certain training and experience standards. Cyclotrons are considered industrial devices and are therefore not covered by any FDA regulations. Currently, there are no state or federal regulations concerning the sale, marketing, or ownership of cyclotrons. However, operational licenses are required by state radiation regulatory divisions. The licensing and/or registration of cyclotrons by a state is typically handled by the state's Department of Health or Bureau of Radiation Control.

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

Backlog

The Company had no backlog for its POSICAM(TM) systems at December 31, 1998.

Product Liability and Insurance

Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. The Company has not experienced any product liability claims to date. The Company maintains liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $2 million.

Employees

As of December 31, 1998, the Company  employed ten (10) full-time  persons:  two
(2) are employed in the Company's engineering department, five (5) in field service, two (2) in manufacturing, and one (1) in the executive and administration department.

On January 1, 1996, the Company entered into an employment agreement with Werner
J. Haas, Ph.D., pursuant to which Dr. Haas agreed to serve as President and Chief Executive Officer of the Company for a term of two years. The employment agreement provided for the payment of an annual base salary of $200,000, bonuses in an amount to be determined at the discretion of the Company's Board of Directors, and participation in any employee benefit plan adopted by the Company for its employees.

On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Dr. Haas has demanded that the Company pay to him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of December 31, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

Gary B. Wood, Ph.D., currently a member of the Company's Board of Directors, had assumed the duties of President and Chief Executive Officer upon the resignation of Werner Haas. Effective January 22, 1999, S. Lewis Meyer, CEO of Imatron, assumed the duties of Chairman of the Company's Board of Directors. Gary H.
Brooks, CFO of Imatron, assumed the responsibilities of President, CFO and Secretary of the Company.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Risks Associated with Business Activities

History of Losses. To date the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1998 and 1997 were $724,000 and $4,455,000, respectively. At December 31, 1998, the Company had an accumulated deficit of approximately $49,684,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that are sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.

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

Working Capital Deficiency. At December 31, 1998, the Company had cash and cash equivalents in the amount of $8,000 compared to $160,000 at December 31, 1997. Throughout much of 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, the payment of salaries and other benefits to certain management level employees (totaling approximately $700,000) were deferred at December 31, 1997 and remained unpaid at December 31, 1998. Additionally, the Company is in arrears to many of its vendors and suppliers. As of December 31, 1998, such amount owed to vendors and suppliers totaled approximately $1,253,000.

The Company will also require additional debt or equity financing to sustain its operations beyond December 1998. The Company intends to rely upon Imatron's undertaking (to use its best efforts to arrange additional third party equity financing for the Company) in order to fulfill its current financing needs. There are no assurances that Imatron will be successful in arranging additional third party equity financing for the Company or, if such equity financing is obtained, that the terms of such equity financing will be favorable to the Company or its shareholders.

As a result of the Company's liquidity problems, its auditors, Ham, Langston & Brezina, L.L.P., have added an emphasis paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern.

The Company had a special meeting of its shareholders on December 18, 1998 at which time it approved the Imatron Transaction and the increase in the number of authorized common shares.

Imatron Transaction. In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. of South San Francisco ("Imatron"), whereby in January 1999 Imatron acquired 9,000,000 shares of the Company's Common Stock representing a majority ownership of the Company. Positron received a nominal cash amount from Imatron in payment for the shares. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $600,000 in order to enable it to meet a portion of its current obligations. As of December 31, 1998, the Company had borrowed $600,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets. Under the planned arrangement, Positron will remain an independent public company.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Imatron, in addition to providing limited working capital financing, agreed and has been working to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to take, after the share issuance closing date (January 22, 1999), all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. In late 1997, Positron shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan, an affiliate of Imatron, Inc. is a major distributor for Imatron's Ultrafast CT and several other high tech companies. Imatron has a 24 percent minority interest in Imatron Japan. Imatron has also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts after the share issuance closing date to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

As part of the consummation of the transaction in January 1999, all the Company's directors and officers of Positron, except for Dr. Wood, resigned and
S. Lewis Meyer and Gary H. Brooks were nominated by Imatron to fill those vacancies. Positron shareholders approved an amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares.

Also, in connection with the above transactions, Positron, Imatron and two lenders to Positron, Uro-Tech, Ltd. and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July, 1998 and $100,000 for each of the months of August and September 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $260,000 at June 30, 1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron. The Company retired in full the Profutures loan in December 1998 in part with proceeds received from the sale of the machine being leased to Buffalo Cardiology and Pulmonary Associates.

If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

NASDAQ SmallCap Market  Eligibility  Failure to Meet  Maintenance  Requirements:
Delisting of Securities from the NASDAQ System. The Company's Common Stock was previously listed on the NASDAQ SmallCap Market. The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the NASDAQ SmallCap Market. The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $2,000,000. As of December 31, 1998, the Company had a total capital and surplus deficit of $5,639,000. The Company failed to maintain its NASDAQ stock market listing and will not meet the substantially more stringent requirements to be re-listed until such time as it is able to raise capital by sale of additional equity securities or increase sales of its POSICAM(TM) systems. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to be re-listed under the NASDAQ SmallCap Market System.

Trading of the Company's Common Stock is currently conducted in the "pink sheets" or the NASD's Electronic Bulletin Board. Trading in the Common Stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 1998, the closing price of the Company's Common Stock was $0.13.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's Common Stock is severely affected due to the limitations placed on broker/dealers that sell the Common Stock in the public market.

Substantial Competition and Effects of Technological Change. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from General Electric Company and Siemens Medical Systems, Inc., two major commercial manufacturers, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical concerns, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies which are more firmly established and have a greater market acceptance, including single-photon emission computed tomography (SPECT). There can be no assurance that the Company will be able to compete successfully against any of its competitors.

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

Patents and Proprietary Technology. The Company holds certain patent and trade secret rights relating to various aspects of its PET technology, which are of material importance to the Company and its future prospects. There can be no assurance, however, that the Company's patents will provide meaningful protection from competitors. Even if a competitor's products were to infringe on patents held by the Company, it would be costly for the Company to enforce its rights, and the enforcement of its rights would divert funds and resources from the Company's operations. Furthermore, there can be no assurance that the Company's products will not infringe on any patents of others.

The Company requires each employee and/or consultant to enter into a confidentiality agreement, but there can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure of such information, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and proprietary know-how.

Government Regulation. The Company's POSICAM(TM) systems and the radiopharmaceuticals used in connection with them are subject to regulation by the FDA. The FDA regulates and must approve the clinical testing, manufacturing, labeling, distribution, and promotion of medical devices in the United States. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA. Delays in receiving regulatory approval could have a material adverse effect on the Company's business. In addition, various foreign countries in which the Company's products are or may be marketed impose additional regulatory requirements. Further, the Company's operations and the operations of PET systems are subject to regulation under federal and state health safety laws, and purchasers and users of PET systems are subject to federal and state laws and regulations regarding the purchase of medical equipment such as PET systems. All laws and regulations, including those specifically applicable to the Company, are subject to change. The Company cannot predict what effect changes in laws and regulations might have on its business. Failure to comply with applicable laws and regulatory requirements could have material adverse effect on the Company's business, financial conditions, results of operations and cash flows.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Certain Financing Arrangements. In order to sell its POSICAM(TM) systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements. The venture arrangements have involved lower cash prices for the Company's systems in exchange for interests in the ventures, thus exposing the Company to the attendant business risks of the ventures. The Company has, in certain instances, sold its systems to financial intermediaries, which have, in turn, leased the system. Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its normal market prices on normal sale terms. There can be no assurance that the Company will not find it necessary to enter similar transactions to effect future sales. The nature and extent of the Company's interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as financing arrangements rather than "sales" for financial reporting purposes. Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company's financial results.

Product Liability and Insurance. The use of the Company's products entails risks of product liability. There can be no assurance that product liability claims will not be successfully asserted against the Company.

The Company maintains liability insurance coverage in the amount of $1 million per occurrence and an annual aggregate maximum of $2 million. However, there can be no assurance that the Company will be able to maintain such insurance in the future or, if maintained, that such insurance will be sufficient in amount to cover any successful product liability claims. Any uninsured liability could have a material adverse effect on the Company.

No Dividends. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1998, approximately $561,000 of preferred stock dividends are undeclared and unpaid by the Company.

                         Item 2. Description of Property

The Company occupies a 5,400 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The facility is leased month to month at a rate of approximately $2,700 per month. The Company estimates the space to be sufficient for 1999.

                            Item 3. Legal Proceedings

The City of Houston, Katy Independent School District (KISD) and Harris County together brought a consolidated action against the Company for delinquent taxes and other assessments relating to tax years 1995 through 1997. In February 1998 judgement was entered against the Company in the amount of approximately $240,000. In November 1998 the Company negotiated a payment schedule with each of the City, KISD and the County in order to retire the judgement as to each entity and also for payments of assessments relating to the 1998 tax year, which were also delinquent but which no action has been brought. The Company has been maintaining the payment schedule relating both to the judgement relating to prior tax years and to the 1998 tax year.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The Company acquired the know-how and patent rights for positron imaging from the Clayton Foundation, K. Lance Gould (formerly a director of the Company) and Nizar A. Mullani (formerly a director of the Company). Pursuant to royalty agreements, the Company was obligated to pay royalties 4.5% of the gross revenues from sales, uses, leases, licensing or rentals of the relevant technology, in the aggregate to the Foundation, and to Messrs. Gould and Nizani. In 1993 each of the individual royalty holders agreed to receive reduced royalty payments in connection with receiving certain loans and entering into consulting agreements with the Company, reducing the total aggregate royalty payments due to 3%. The consulting agreements provide that if the Company defaults in its payment obligations under the respective consulting agreements, Mr. Mullani and Dr. Gould respectively would be entitled to reinstatement of their earlier higher royalties. On April 12, 1998 the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement and demanding the reinstatement of an additional 1% royalty interest. While the Company did not receive a formal demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting contract as well. In December 1998 the Company reached an agreement in principle with Dr. Gould regarding payment of back royalties, waiver of demand rights regarding defaults under the consulting contract, and retaining the reduced royalty payment level going forward, as well as several other pending issues between parties. Increase in royalty obligations resulting from Mr. Mullani's claim could have a material adverse effect on the Company's future financial performance.

           Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 18, 1998, at which more than two-thirds of the outstanding voting power of the Common Stock and Series A Preferrred Stock voting together as one class considered and approved an amendment of the Company's Articles of Incorporation to increase the authorized Common Stock from 15,000,000 shares to 100,000,000 shares. In addition, more than a plurality of the voting power of the Common Stock and the Series A Preferred voting together and represented in person or by proxy elected Dr. Gary Wood as the Company's sole director, and more than a majority of the voting power ratified the designation of Ham, Langston & Brezina, L.L.P. as independent auditors for the fiscal year ended December 31, 1997.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

In December 1993, the Company completed an initial public offering of 1,750,000 shares of Common Stock and 1,946,775 redeemable warrants (the "Redeemable Warrants") to purchase Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering there was no public market for Company's Common Stock. The Company's Common Stock and Redeemable Warrants are currently traded in the over-the-counter securities market, and quoted on the NASDAQ OTC Bulletin Board under the symbols POSC, respectively. The Company's Common Stock and Redeemable Warrants were previously traded on the NASDAQ SmallCap Market but were delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ SmallCap Market. See "Item 1. Description of Business - Risks Associated with Business Activities."

The following range of the high and low reported closing sales prices for the Company's Common Stock for each quarter in 1998 and 1997, all as reported on the NASDAQ OTC Bulletin Board or the NASDAQ SmallCap Market.

                        1998                  1997                  1996
                   ---------------       ---------------       ---------------
                    High      Low         High      Low         High      Low
                   ------   ------       ------   ------       ------   ------
 First Quarter     $0.625   $0.266       $3.375   $1.250       $3.563   $1.375
 Second Quarter    $0.609   $0.188       $1.938   $0.375       $4.188   $3.250
 Third Quarter     $0.453   $0.213       $1.438   $0.422       $5.500   $2.000
 Fourth Quarter    $0.500   $0.040       $0.953   $0.172       $3.250   $1.500

There were approximately 212 shareholders of record of Common Stock as of December 31, 1998, including broker-dealers holding shares beneficially owned by their customers.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock and Series B Preferred Stock Statements of Designation prohibit the payment of Common Stock dividends until all required dividends have been paid on each series of preferred stock. As of December 31, 1998, approximately $561,000 of preferred stock dividends are undeclared and unpaid by the Company.

        Item 6. Management's Discussion and Analysis or Plan of Operation

General

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company's POSICAM(TM) system, 15 of which are currently in operation in certain medical facilities in the United States. The Company has never been able to sell its POSICAM(TM) systems in sufficient quantities to achieve profitability. Should the Imatron Transaction, discussed below, be unsuccessful the Company does not have sufficient capital to repay secured creditors as obligations mature and will, in all likelihood, be unable to continue in operations.

Imatron  Transaction.  In  May  1998,  the  Company  entered  into  the  Imatron
Transaction with Imatron, pursuant to which on January 22, 1999, Imatron acquired a majority ownership of the Company. In conjunction with the execution of definitive agreements, Imatron began making working capital advances available to Positron up to $500,000 in order to enable it to meet a portion of its current obligations. As of December 31, 1998, the Company had borrowed $600,000. The loan agreement has been amended by oral agreement to increase the working capital advances available to the Company under the Agreement up to an additional $100,000. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly), and is secured by all of Positron's assets.

Pursuant to the agreement, Imatron acquired a 9,000,000 shares of Common Stock on January 22, 1999, representing a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. Positron received a nominal cash acquisition price from Imatron in payment for the shares plus a series of affirmative commitments.

Imatron, in addition to providing limited working capital financing, agreed to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to take, after the share purchase, all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. Positron recently shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into last year. Imatron Japan, an affiliate of Imatron, Inc. is a major distributor for Imatron's Ultrafast CT and the products of several other high tech companies. Imatron has a 24 percent minority interest in Imatron Japan. Imatron also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital. Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of an amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock. All of those conditions were met, and the shares were issued on January 22, 1999.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
In connection with the above transactions, Positron, Imatron and two of the lenders to Positron, Uro-Tech, Ltd. and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan (with a current balance of approximately $570,000 at September 30, 1998) to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998 and $50,000 for each of the months of September, October and November 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan (with a current balance of approximately $767,000 plus accrued interest payable of approximately $286,000 at September 30, 1998) to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron. Consistent with the amendment to the Imatron Agreement, the Company and ProFutures amended their agreements to provide further waivers of any past defaults and further extended the maturity of the ProFutures Loan to December 5, 1998 and minimum loan repayments of $50,000 for each of the months of September, October and November 1998. Imatron agreed to continue to subordinate its loan to the ProFutures Loan, and Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan. The ProFutures loan was fully paid and retired in December 1998, in part from proceeds received from the sale of the system being leased by Buffalo Cardiology and Pulmonary Associates.

If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company may be unable to continue as a going concern and that the Company's assets may be seized by its secured creditors.

Results of Operations

During the year ended December 31, 1998, the Company continued to experience deterioration in its financial condition; however, the Company's net loss decreased to $724,000 in 1998 from $4,455,000 in 1997. The decrease in net loss is primarily the result of significant staff reductions and efforts to curtail costs. Further analysis follows:

Revenues: System sales decreased to $0 in 1998 from $1,129,000 in 1997. The Company sold no systems in 1998 and only one POSICAM(TM) system in 1997. Fee per scan revenues decreased to $455,000 in 1998 from $602,000 in 1997 as a result of the sale of the previously leased system to Buffalo Cardiology & Pulmonary Associates. Service and component revenue decreased by $242,000 to $1,553,000 in 1998 as compared to $1,795,000 in 1997, due primarily to a conversion of one system from full service contract to "time and material contract".

Cost of Sales and Services: Cost of system sales decreased to $0 in 1998 from $698,000 in 1997 due to the fact that no POSICAM(TM) systems were sold in 1998. Costs of fee per scan decreased to $118,000 in 1998 from $156,000 in 1997 due to lower maintenance costs on the Company's only fee per scan system. The primary cost associated with fee per scan is depreciation expense, which remained constant. Service, warranty and component cost decreased $63,000 to $402,000 in 1998 from $465,000 in 1997 due primarily to the corresponding drop in service revenues. The Company recognized a $1,224,000 provision for inventory obsolescence during the fourth quarter of 1997 based upon management's assessment that improvements would need to be made to the Company's POSICAMTM systems in order to meet current technological requirements by potential customers.

Operating Expenses: Research and development expenses decreased to $0 in 1998 from $1,305,000 in 1997 due to diversion of R&D staff time to customer service support. The company continued to reduce personnel levels significantly in 1998 as liquidity problems squeezed Company resources. Selling, general and administrative expenses declined to $1,700,000 in 1998 from $3,609,000 in 1997 also due to staff reductions.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Other Expenses: Interest expense increased to $525,000 in 1998 from $334,000 in 1997 due primarily to interest expense associated with the Company's loan from ProFutures (the "ProFutures Loan"). The ProFutures Loan was initially funded in November 1996 and had a balance in excess of $1,000,000 throughout much of 1997. The interest rate on the ProFutures Loan increased from 12% to 18% during 1997 and that increase in interest rate combined with a higher average debt level resulted in a significant increase in interest expense. The Company retired in full the ProFutures loan in December 1998 in part with proceeds received from the sale of the machine being leased to Buffalo Cardiology and Pulmonary Associates (see "Imatron Transaction" section above).

Net Operating Loss Carry Forwards

The Company has accumulated a significant net operating loss carry forward which may be used to reduce taxable income and related income taxes in future years. On the other hand, since the closing of the Company's 1993 initial public offering, the sale in February, March and May of 1996 of 3,075,318 shares of Series A Convertible Preferred Stock and the sale of 9,000,000 shares to Imatron, each resulted in more than a 50% change in the ownership percentages of shareholders. The provisions of Section 382 of the Internal Revenue Code severely limit the annual utilization of the net operating loss carry forwards. In addition, the utilization of the losses to reduce future income taxes is dependent upon the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The carry forwards will begin to expire in the year 1999.

Liquidity and Capital Reserves

Since its inception the Company has been unable to sell POSICAM(TM) systems at quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1998 and 1997 were $724,000 and $4,455,000, respectively. At December 31, 1998, the Company had an accumulated deficit of approximately $49,684,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 1998, the Company had cash and cash equivalents in the amount of $8,000 compared to $160,000 at December 31, 1997. Throughout much of 1997 and 1998, the Company has been unable to meet certain of its obligations as they came due. As a result of the Company's liquidity problem, the payment of salaries and other benefits to certain management level employees (totaling approximately $700,000) were deferred at December 31, 1997 and remained unpaid at December 31,1998. Additionally, the Company is in arrears to many of its vendors and suppliers. As of December 31, 1998, such amount owed to vendors and suppliers totaled approximately $1,327,000. This amount excludes the nine months severance demand made by Dr. Haas. See comments in section Employees above.

Even though the Company successfully retired Profutures Loan in December 1998, on an on-going basis the Company will require additional debt or equity financing to sustain its operations. The Company is relying on Imatron's undertaking to use its best efforts to arrange additional third party equity financing for the Company to fulfill its current financing needs. There are no assurances that Imatron will be successful in arranging additional third party equity financing for the Company or, if such equity financing is obtained, that the terms of such equity financing will be favorable to the Company or its shareholders.

As a result of the Company's liquidity problems, its auditors, Ham, Langston & Brezina, L.L.P., have added an explanatory paragraph to their opinion on the Company's financial statements indicating that substantial doubt exists about the Company's ability to continue as a going concern.

Impact of Year 2000

The Year 2000 ("Y2K") issue results from computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing a disruption of business activities.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The Company has performed only a preliminary assessment of the Y2K issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers. None of the detailed tasks necessary to properly assess the Y2K issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

Based on a preliminary assessment, the Company believes that it will not need significant modifications to its computer software or hardware and that its existing computer systems (including information systems, non-information systems using date sensitive embedded chips and its POSICAMTM systems) will function properly with respect to dates in the year 2000 and thereafter. Based upon such preliminary assessment, the Company also currently believes that costs to modify the Company's existing computer hardware and software systems in regard to the Y2K issue will not be significant and should not exceed $10,000. However, the Y2K issue is extremely complex and the costs to properly assess its impact on the Company and to correct associated problems may be very significant.

Based on the Company's preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Y2K issues, management believes that the Company does not have significant exposure with respect to third parties. However, the Company's preliminary assessments indicated that the worst case scenario with regard to the Y2K issue would be delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per-scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence.

Due to the Company's current severe liquidity problems, the Company has not had the financial resources to perform a complete assessment of Y2K issues, assess the potential cost or develop any contingency plan with regard to Y2K issues that may arise. The Company is unable to predict at the current time, when and to what extent it may continue to pursue its assessment of potential Y2K issues and the development of any related contingency plans. If the Company can obtain necessary financial resources, it will complete its assessment of the Y2K issues facing the Company during the third quarter of 1999.

Information Regarding and Factors Affecting Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements: the ability of the Company to attain widespread market acceptance of its POSICAM(TM) systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company's services; and competitive factors. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

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

The report of Coopers & Lybrand for either of the of the past two years did not contain an opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except: (i) Coopers & Lybrand's report on the financial statements of the Company as of and for the years ended December 31, 1996, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty"; and (ii) The financial statements as of and for the fiscal year ended December 31, 1997 have not been audited.

This decision to resign was made by Coopers & Lybrand and was neither approved nor disapproved by the Company's Board of Directors.

During the two most recent fiscal periods ended December 31, 1998 and December 31, 1997 and from December 31, 1997 to the date of Coopers & Lybrand's resignation, there were: (i) no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(iv) of Regulation S-B.

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

No disagreements exist between the Company and Ham, Langston & Brezina, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                        DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company consist of the following individuals:

  Name                        Age            Position

  S. Lewis Meyer               54   Director,   Chairman   of  the   Board
                                    (appointed/effective January 22,1999)

  Gary H. Brooks               50   Director,  President,  Chief Financial
                                    Officer and Secretary
                                    (appointed/effective January 22, 1999)

  Gary B. Wood, Ph.D.          47   Director, Chief Executive Officer
                                    (resigned as CEO effective January 22, 1999)

  K. Lance Gould. M.D.         57   Director
                                    (resigned effective December 18, 1998)

  John H. Laragh, M.D.         69   Director
                                    (resigned effective December 18, 1998)

  Ronald B. Schilling, Ph.D.   56   Director
                                    (resigned effective December 18, 1998)

  William S. Kiser, M.D.       68   Director (resigned effective
                                    May 1,  1998)

  Howard R. Baker              45   Executive Vice President (resigned
                                    effective April 14,  1998)

  David O. Rodrigue            49   Chief Financial Officer and Secretary
                                    (resigned effective January 21,  1998)

S. Lewis Meyer was appointed a director and Chairman of the Board of the Company effective January 22, 1999. He also serves as President, Chief Executive Officer and Director of Imatron to which he was appointed in June 1993. From April 1991 until joining Imatron, he was Vice President, Operations of Otsuka Electronics (U.S.A.) Inc., Fort Collins, Colorado, a manufacturer of clinical magnetic resonance systems and analytical nuclear magnetic resonance spectrometers. From August 1990 to April 1991, he was a founding partner of Medical Capital
Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging service providers, and related medical professionals. Prior thereto, he was President and Chief Executive Officer of American Health Services Corp. (now Insight Health Services Corp.), a developer and operator of diagnostic imaging and treatment centers. During his tenure at American Health Services Corp., it was one of the fifty fastest growing public companies in the United States.

In addition to his duties as Chairman of the Company's Board of Director and as President and Chief Executive Officer of Imatron, Mr. Meyer serves as a Director for BSD Medical Corp. and Finet Holdings Corp., publicly held companies engaged in the design and manufacture of medical hypothermia equipment and electronic real estate and mortgage banking services, respectively.

Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California, in 1966, a M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

Gary H. Brooks was appointed President, CFO and Secretary of the Company on January 22, 1999. He also serves as Vice President of Finance/Administration, Chief Financial Officer, and Secretary of Imatron to which he was appointed in December of 1993. Prior to joining Imatron, Mr. Brooks was Chief Financial Officer and Director for five years at Avocet, a privately-held, sports electronics manufacturer located in Palo Alto, California. Prior thereto, he had progressively responsible positions in accounting and finance at several Fortune 500 companies including Ford, Rockwell, Bendix, and ITT.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Mr. Brooks also serves as Chief Financial Officer of Imatron's subsidiary, HeartScan Imaging, Inc.

Mr. Brooks received his B.A. in Zoology in 1970 from the University of California, Berkeley, and a M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

Gary B. Wood, Ph.D., has served as director and Chairman of the Board of Directors of the Company from April 1990. From October 1, 1994 to December 31, 1995, he also acted as President and Chief Executive Officer of the Company until Werner Haas was appointed President and Chief Executive Officer in January 1996. Upon the resignation of Dr. Werner J. Haas in February 1997, Dr. Wood again assumed the duties of President and CEO pending the selection of a new President and CEO.

Mr. Wood is also President of Concorde Financial Corporation, a private investment management and consulting firm which he founded in 1981 and is the founder, chairman and a principal shareholder of OmniMed Corporation, a venture capital investment firm founded in 1986. Dr. Wood is also the founder and Chairman of Uro-Tech Management Corporation (a wholly owned subsidiary OmniMed) founded in 1983. Both OmniMed and Uro-Tech specialize in investing in the biotechnology and health care industries. Dr. Wood holds a BS and MS in Electrical Engineering (with special emphasis in Biomedical Instrumentation), and an interdisciplinary Doctorate of Philosophy from Texas Tech University. Certain of the entities controlled by Dr. Wood are principal shareholders of the Company.

K. Lance Gould, M.D., one of the inventors of the Company's POSICAM(TM) system, served as Company Director from 1984 until December 1998 and as Special Medical Consultant to the Company from 1984 until the present. For more than the last five years, Dr. Gould has served as a Professor of Medicine at the University of Texas Medical School in Houston. Dr. Gould holds a BA in Physics from Oberlin College and a M.D. from Western Reserve Medical School.

John H. Laragh, M.D. served as a director from December 1993 to December 1998. Dr. Laragh has been Chief of the Division of Cardiology of the Department of Medicine at the Cornell University Medical College since 1976, and Director of the Cardiovascular Center at the New York Hospital Cornell Medical Center since 1975. Dr. Laragh holds a BA and a M.D. from Cornell University.

Ronald B. Schilling, Ph.D., served as a director from March 1995 to until December 1998. Since 1992 he has served as President and Chief Executive Officer of Prime-X, General Imaging, Inc., a sensor imaging technology company, and served as a consultant to other medical technology companies. From 1987 to 1992, Dr. Schilling was Senior Vice President and General Manager at Toshiba America Medical Systems, Inc., a medical technology company. Dr. Schilling holds a B.S.E.E. in electrical engineering from City College of New York, an M.S.E.E. from Princeton University, and Ph.D. from the New York Polytechnic Institute.

                         Item 10. Executive Compensation

The following tables set forth certain information with respect to compensation paid by the Company during the years ended 1998, 1997 and 1996 and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 1998 and 1997.

                                            Summary Compensation Table
                                                   Annual Compensation           Awards   Payouts
          (a)             (b)       (c)      (d)           (e)            (f)         (g)     (h)          (I)
                      -------------------------------------------------------------------------------------------
                                                                     Restricted  Options/
Name and Principal    Fiscal    Salary    Bonus     Other Annual        Stock      SARs     LTIP        All Other
       Position        Year        ($)      ($)     compensation     Award(s)        (#)  Payouts ($)Compensation
-----------------------------------------------------------------------------------------------------------------
Gary B. Wood Ph.D.    1998        93,333      -            -               -          -       -             -
President and Chief   1997        33,333      -            -               -          -       -             -
Executive Officer(1)  1996        13,750  19,800       98,000 (2)          -          -       -             -

Howard Baker          1998       163,027       -           -               -          -       -             -
Executive Vice        1997        91,000       -           -               -          -       -             -
President             1996       153,500  10,700        2,375              -      12,500(3)   -             -
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

(1)      October 1, 1994 to  December 31, 1995 and February 1, 1997 to Present.

(2)      Represents $80,000 in consulting fees paid to Dr. Wood and  $18,000 in directors fees.

(3)      Represents options to acquire Common Stock awarded under the 1994 Incentive and Non-statutory Option Plan.

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

(1)   Based upon the exercise price in effect on  December 31,  1998 and the closing price of $0.250 for the Company's  Common Stock on December 31, 1998, as reported on the NASDAQ National Market System.

Compensation of Directors

The Company reimburses its directors for their reasonable expenses associated with attending meetings of the Board of Directors. The Company also compensates each director who is not a full time employee of the Company in the amount of $12,500 per year. The Chairman of the Board also receives an additional annual retainer of $2,000 per year and each director who is not a full time employee of the Company and who is a member of a committee of the board receives an additional $500 per committee meeting attended, not to exceed $2,500 during any calendar year. Any director who is not a full time employee of the Company and who is serving as the chairman of a committee of the board receives an additional $2,000 per year for such services. For purposes of the above described director compensation, Dr. Wood, while serving as interim President and Chief Executive Officer, has not been considered a full time employee of the Company. Due to the financial liquidity problems the Company is experiencing, no cash payments were made to any of the directors during 1998 or 1997 for their services as directors of the Company. As of December 31, 1998 approximately $540,000 was owed to Directors or former Directors of the Company.

Pursuant to the 1994 Incentive and Non-statutory Option Plan (the "1994 Plan"), each non-employee director is automatically granted a one time stock option to purchase 10,500 shares of Common Stock at the time such person is elected to the Board of Directors. In addition, pursuant to the 1994 Plan, each non-employee director upon his reelection at the Annual Shareholder Meeting will automatically receive an option to purchase a number of shares of Common Stock equal to the quotient derived by dividing $15,000 by the fair market value of Common Stock on the date of the grant. All options so granted under the 1994 Plan to non-employee directors are automatically granted as of the first business day following the date such person is elected or reelected, as applicable, as a director and have an exercise price no less than the fair market value of Common Stock determined as of the business day preceding the date of the grant.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
One-third of the options granted to non-employee directors under the 1994 Plan are exercisable as of the date of the grant, an additional one-third of such options becomes exercisable upon the first anniversary of such date with the remaining one-third becoming exercisable upon the second anniversary of such date. If a non-employee director ceases to be a director for any reason other than as a result of death, disability or not being reelected as a director (in the case where such person is willing to serve as a director but such person has not been renominated for election or, if renominated, the shareholders failed to reelect such person as a director) then that director's option will become void to the extent it is not then exercisable and the portion, if any, of the option that is exercisable at such time will remain exercisable for the lesser of the remaining term of the option or one year. In addition, if any non-employee director ceases to be a director as a result of death, disability or not being reelected as a director (in the case where such person is willing to serve as a director but such person has not been renominated for election or, if renominated, the shareholders failed to reelect such person as a director) then the option held by that director to the extent not then exercisable, will become fully vested and exercisable and the options will remain exercisable for a period of the lesser of the remainder of the term of the option or one year. The terms of 1994 Plan regarding issuances to non-employee directors have been suspended for the years ended December 31, 1998 and 1997.

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

On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and, more specifically, to him. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. Additionally, Dr. Haas resigned his position as a member of the Company's Board of Directors. The Company has indicated to Dr. Haas that it believes no amounts are due him under his employment agreement. As of December 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

Dr. Wood assumed the duties of President and Chief Executive Officer upon the resignation of Dr. Haas and continued until January 22, 1999 when Gary H. Brooks assumed the position of President.

1987 Stock Option Plan

The Company adopted an Amended and Restated 1987 Stock Option Plan (the "1987 Plan") which was adopted by the Board of Directors and shareholders of the Company effective June 1, 1987, and was amended on March 13, 1991, and was further amended in March 1992, September 1992 and November 1993. The plan provided for options up to a total of 188,522 shares of Common Stock. . No options could be granted under the 1987 Plan after June 1, 1997. The 1987 Plan provides that incentive options which satisfy the requirements of Section 422 of the Internal Revenue Code could be granted to executives and other key employees (including officers who may be members of the Board of Directors) of the Company and that nonqualified options could be granted to such directors, executive employees and other key employees (including officers who may be members of the Board of Directors of the Company), each as the Board of Directors determined from time to time. If any options granted under the 1987 Plan expire or terminate without being exercised, the shares covered thereby were added back to the shares reserved for issuance under the 1987 Plan.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
The Compensation Committee of the Board of Directors administered the 1987 Plan. The 1987 Plan provides that options could be granted at no less than 75% of the fair market value of the Common Stock on the date of the grant (or 110% of the fair market value for options granted to participants who own 10% or more of the Company's outstanding Common Stock).

The Compensation Committee determined, at its discretion, the persons to be granted options, option prices, date of grant and vesting periods, although no option could extend for longer than ten years (five years for incentive stock options granted to 10% or greater stockholders). Payment of the exercise price is made by check or in such other form as may be acceptable to the Board of Directors. Common Stock Options are not transferable by the optionee, other than by will or the applicable laws of descent and distribution. In the event of termination of employment, the option expires on the earlier of its stated expiration or three months (six months in the case of the optionee's death) after termination of employment.

In the event of a recapitalization, reorganization or other change in the Company's capital structure or a merger or consolidation or the sale or transfer of all or part of its assets, the 1987 Plan provided for adjustment of the shares of Common Stock covered by the 1987 Plan and outstanding options granted pursuant to the 1987 Plan.

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

On February 23, 1995, the exercise price of all outstanding options under the 1987 Plan was amended to reflect a new exercise price of $2.625 per share, which was the market price of the Common Stock on such date. In addition, on such date an additional 62,500 options were awarded under the 1987 Plan at the $2.625 exercise price.

1994 Incentive and Non-statutory Option Plan

On June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Non-statutory Option Plan (the "1994 Plan"). The 1994 Plan is an arrangement under which certain individuals may be granted options for incentive stock options and Non-statutory stock options as described below. Subject to adjustment as set forth in the 1994 Plan, the aggregate number of shares of the Company's Common Stock that may be the subject of awards is 610,833. Of the 610,833 shares of Common Stock available under the 1994 Plan 160,000 have been reserved for issuance to non-employee directors. As of December 31, 1998, 345,481 options had been granted to employees and 113,724 options had been granted to non-employee directors.

The Compensation Committee of the Board of Directors administers the 1994 Plan. The Compensation Committee consists of two or more directors who, except for automatic grants for non-employee directors under Section 7 of the 1994 Plan, are not eligible and have not, within a one year prior to the appointment of the Compensation Committee, received equity securities of the Company under the 1994 Plan or any other incentive plan of the Company. The Compensation Committee currently consists of Dr. Wood.

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

401(k) Plan

The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

A participant is fully vested in the current value of that portion of his/her accounts attributable to Deferral Contributions. A participant's interest in that portion of his/her accounts attributable to Employer Contributions is generally fully vested after five years of employment. Distributions under the 401(k) Plan are made upon termination of employment, retirement, disability and death. In addition, participants may make withdrawals in the event of severe hardship or after the participant attains age fifty-nine and one-half.

The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, so that contributions made under the 401(k) Plan, and income earned on contributions, are not taxable to participants until withdrawal from the 401(k) Plan.

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 1998 and 1997 was $11,490 and $36,306 respectively. Dr. Wood is not eligible to participate in the Company's 401(k) Plan.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 1998 or 1997.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 1998, regarding the ownership of Common Stock of: (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group. Included in the "Number of Shares of Common Stock" are shares attributable to options or warrants that are exercisable as of, or will be exercisable within 60 days after, December 31, 1998.

                                        Common Stock              Preferred Stock A            Preferred Stock B
                                  -------------------------    -------------------------    -------------------------
Beneficial Owner(1)               Shares      % Outstanding     Shares     % Outstanding     Shares    % Outstanding
-------------------               ------      -------------     ------     -------------     ------    -------------
Auer & Co.(2)                     600,000           11.3%       399,996          25.1%
c/o ASB Capital Mgt.
1101 Pennsylvania Avenue
NW, Suite 300
Washington, DC 20004

DHB Capital                                                                                  25,000          100%
11 Old Westbury Rd.
Old Westbury, NY  11568

Uro-Tech, Ltd.(3)                 865,523           15.5%       433,329           27.2%
5430 LBJ Freeway
Dallas, Texas  75240

Gary B. Wood, Ph.D.(5)             80,793            1.6%
Omni-MedCorporation
5430 LBJ Freeway
Dallas, Texas  75240

All Directors and Executive       225,041            4.4%
Officers as a Group (5 persons)

*  Less than 1%
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
(1) Except as otherwise indicated, each stockholder has sole investment and sole voting power with respect to the shares of Common Stock or Series A Preferred Stock shown.

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

(4) Includes 7,304 shares of Common Stock issuable upon exercise of a warrant held by Dr. Wood and 50,000 shares of Common Stock issuable upon exercise of an option granted to Mr. Wood on March 24, 1995. Includes 7,000 shares of Common Stock issuable upon the exercise of an option granted to Dr. Wood in June 1994 and 1,209 shares of Common Stock issuable up to exercise of an option granted to Dr. Wood in June 1995. Includes 15,280 shares of Common Stock beneficially owned by OmniMed. Dr. Wood owns 63.7% of the outstanding voting securities of OmniMed.

             Item 12. Certain Relationships and Related Transactions

Royalty Payments

In 1984, the Company licensed for use in the United States the know-how and patent rights relating to positron imaging (the "Licensed Technology") possessed by the Clayton Foundation, K. Lance Gould (a forner director of the Company) and Nizar A. Mullani (a former director of the Company). The Company is currently obligated to pay royalties of 3% of the gross revenues from sales, uses, leases, licensing or rentals of the Licensed Technologies, 1% each to the Clayton Foundation, K. Lance Gould and Nizar A. Mullani. The Company has not made any royalty payments since 1993. As of December 31, 1998 approximately $368,000 was owed to Messrs-Gould & Mullani and the Foundation for past due royalties.

The Company's current 3% royalty is based on agreements with Nizar A. Mullani and K. Lance Gould to reduce the royalty payments due to them by the Company in consideration of payments to be made to them under consulting agreements and promissory notes. The consulting agreements provide that if the Company defaults in its payment obligations thereunder, then Mr. Mullani and Dr. Gould would be entitled to receive a regrant of the royalties that they previously released. On April 12, 1998, the Company received a demand letter from Mr. Mullani alleging default under his consulting agreement and demanding the regrant of an additional 1% royalty interest. Although the Company has not received any such demand from Dr. Gould, the Company believes that a payment default may have occurred under Dr. Gould's consulting agreement and that as a result thereof, Dr. Gould may be entitled to the regrant of an additional 0.5% royalty, resulting in an increase of the Company's royalty obligations from 3% to 4.5%. Increase in royalty obligations resulting from Mr. Mullani's claim could have a material adverse effect on the Company's future financial performance. In December 1998, the Company reached an agreement in principle with Dr. Gould regarding payment of back royalties, waiver of demand rights regarding defaults under the consulting contract and retaining the reduced royalty payment level going forward.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
Conversion of Debt

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

In November 1993, the Company entered into a further agreement with Dr. Gould under which the Company became obligated to extend loans to Dr. Gould in order to provide him with funds to satisfy his personal income tax liability arising out of the conversion of his 9% Convertible Promissory Notes into Common Stock. Such agreement was entered into by the Company in consideration of certain concessions made by Dr. Gould concerning the conversion terms under his 9% Convertible Promissory Notes. Pursuant to the agreement, the loans, would be on substantially the following terms if made: (I) limited to a principal amount not to exceed $175,000, (ii) interest payable at the rate of six percent per annum,
(iii) an initial term of three years, (iv) limited recourse against the borrower, and (v) collateralized by Common Stock owned by the borrower. In accordance with such agreement, on April 15, 1994, the Company extended a $165,817 loan to Dr. Gould. This loan was not repaid upon maturity and was fully reserved by the Company at December 31, 1998.

Consultants

The Company and Dr. Wood have entered into a Consulting Agreement whereby Dr. Wood provides certain managerial, financial, marketing and organizational services to the Company. The Company incurred fees of approximately $80,000 in both 1998 and 1997. In January 1998, the Company and Dr. Wood agreed to extend the term of such consulting agreement to December 31, 1998.

Uro-Tech Loan

During the last quarter of 1995 and the first quarter of 1996, in order to fund its activities the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd. , (the "UroTech Loan"). The Uro-Tech Loan, as amended, bears interest at 13.8% per annum, matured on December 5, 1998 based on extensions obtained in connection with the Imatron Transaction, and is secured by liens and security interests encumbering most of the Company's assets including the Company's know-how, patents and proprietary rights pertaining to its PET technology. In connection with the loan from Uro-Tech, the Company granted Uro-Tech warrants to purchase 67,500 shares of Common Stock, at an exercise price of $2.00 per share exercisable through February 7, 2001.

Imatron Loan

In May 1998, Imatron began making working capital advances to the Company pursuant to a Loan and Security Agreement of up to $500,000 in order to enable the Company to meet a portion of its current obligations. The parties subsequently orally agreed to extend the maximum advances permissible under the Loan and Security to $600,000. As of December 31, 1998, Imatron had advanced $600,000 to the Company pursuant to the Loan and Security Agreement. The loan bears interest at 1/2% over the prime rate, is due March 1, 2000 (with interest being payable monthly during the term), and is secured by all the Company's assets. Pursuant to the agreement entered into between Imatron and the Company also in May 1998 ( See Part I), Imatron acquired majority ownership of the Company in January 1999. Immediately thereafter, the Chief Executive Officer and Chief Financial Officer of Imatron were appointed to the Company's Board of Directors and were also appointed respectively as its Chairman, and as its President, Chief Financial Officer, and Secretary.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
                Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibits:
  3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  3.2 By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  4.1    Specimen Stock Certificate (incorporated herein by reference to Exhibit
         4.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
  4.2    Form of Redeemable Warrant (included as part of Exhibit 10.71)
  4.3 Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  4.4    Warrant  Agreement  dated as of February  29,  1996,  between  Positron
         Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  4.5 Specimen Redeemable Warrant Certificate to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  4.6 Stock Purchase Warrant dated as of February 7, 1996 issued by Positron Corporation to Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  4.7 Statement of Designation Establishing Series B 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated July 9, 1996.
  4.8 Form of Warrant Agreement dated as of July 10, 1996, between Positron Corporation and Brooks Industries Profit Sharing Plan.
  10.1 Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.2 Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.3 International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International , Inc.
         (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.4+  1994 Incentive and Nonstatutory Option Plan.
  10.5+ Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.6+  Retirement Plan and Trust (incorporated  herein by reference to Exhibit
         10.6 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.7 Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.8 Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.9 Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.10  Royalty  Assignment dated as of December 22, 1988, by and between Nizar
         A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.11 Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.12+ Stock Purchase  Warrant dated October 31, 1993,  issued to Gary B. Wood
         (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
--------------------------------------------------------------------------------
FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
  10.13  Amendment No. 1 to Exhibit 10.22  (incorporated  herein by reference to
         Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.14+ Consulting  Agreement  dated as of January  15,  1993,  by and  between
         Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.15 Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.16+ Consulting  Agreement dated February 23, 1995,  effective  December 15,
         1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.
  10.17+ Consulting  Agreement  dated as of January  15,  1993,  by and  between
         Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.18+ Consulting  Agreement  dated as of November  12,  1993,  by and between
         Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.19 Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.20+ Letter Agreement dated July 30, 1993 between  Positron  Corporation and
         Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.21 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.22 Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.23 Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.24 Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.25+ Stock  Purchase  Warrant  dated as of October 31, 1993 issued to Robert
         Guezuraga (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.26 Stock Purchase Warrant dated as of October 31, 1993 issued to Richard Ronchetti (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.27 Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to
         Exhibit 10.73 to the Company's Registration Statement on Form SB-2 (File No. 33-68722).
  10.28 Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.29 Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.30 Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.31+ Employment  Agreement  dated as of  August  19,  1993,  by and  between
         Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
--------------------------------------------------------------------------------
FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
  10.32+ Employment  Agreement  dated as of  August  19,  1993,  by and  between
         Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.33 Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between Positron Corporation and Continental Stock Transfer and Trust Company (including form of Warrant Certificate).
  10.34 First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to
         Exhibit 10.91 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.35 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.36 Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.37 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.38 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
  10.39 First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).
  10.40+ Employment  Agreement  dated  January 1, 1996 by and between  Werner J.
         Haas, Ph.D. and Positron Corporation (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.41 Loan and Security Agreement made as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.42 First Modification and Extension Agreement made as of January 3, 1996, by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.43 Second Modification and Extension Agreement made as of February 26, 1996 by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.44 Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.45 Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.46 Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.47 Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.48 Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.49  Supplement  to  Security   Agreement  Security  Interest  in  Inventory
         (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
  10.50  Inter-Creditor  Agreement  (incorporated herein by reference to Exhibit
         10.50 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
  10.51 Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P. dated November 1, 1996.
  10.52 Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to ProFutures Bridge Capital Fund, L.P.

  10.53 InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial & Equity Corporation and ProFutures Bridge Capital Fund, L.P.
  10.54  Amendment to BF&E loan
  10.55  Amendment to Uro-Tech loan
  10.56 Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996.
  10.57  Loan Agreement between Positron Corporation and Imatron, Inc..
  10.58  Sales and Marketing Agreement With Beijing Chang Feng Medical.
  10.59  Stock Purchase Agreement between Positron Corporation and Imatron, Inc.
  10.60  Promissory Note from Positron Corporation to Imatron, Inc.
  27.0*  Financial Data Schedule

  *      Filed herewith
  + Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).


Form 8-K Reports:

One current report on form 8-K was filed by the Company during the fourth quarter of 1998, on December 4, 1998 reporting the expiration on December 3, 1998 of its redeemable warrants at an exercise price of $5.60 per share. The last trade of the redeemable warrants prior to their expiration occurred
December 1, 1998 on the Over-The-Counter Bulletin Board for a price of $0.001 per warrant.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------


                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POSITRON CORPORATION



Date:  April 14, 1999            By: /s/ Gary H. Brooks
                                     -------------------------------------------
                                 Gary H. Brooks
                                 President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ S. Lewis Meyer                         April 14, 1999
---------------------------------------------------------
S. Lewis Meyer
Director and Chairman of the Board



/s/ Gary H. Brooks                         April 14, 1999
---------------------------------------------------------
Gary H. Brooks
Director , President, Chief Financial Officer and
Secretary



/s/ Gary B. Wood, Ph.D.                    April 14, 1999
---------------------------------------------------------
Gary B. Wood, Ph.D.
Director





--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------









                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 for the years ended December 31, 1998 and 1997






























--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                          ------

Report of Independent Accountants                                            37

Balance Sheet as of December 31, 1998                                        38

Statements of Operations for the years
ended December 31, 1998 and 1997                                             39

Statements of Stockholders' Deficit
for the  years ended December 31, 1998 and 1997                              40

Statements of Cash Flows for the years
ended December 31, 1998 and 1997                                             41

Notes to Financial Statements                                                42












--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------


Report of Independent Accountants



Board of Directors and Stockholders
Positron Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 1998 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

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


                                        /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 26, 1999





--------------------------------------------------------------------------------

FY 1998                                                 POSITRON CORPORATION                                             FORM 10-KSB
------------------------------------------------------------------------------------------------------------------------------------

                                                        POSITRON CORPORATION
                                                            BALANCE SHEET
                                                       AS OF DECEMBER 31, 1998
                                              (Amounts In thousands, except share data)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                                             $      8
     Accounts receivable, net                                                                                                    99
     Inventories                                                                                                                391
     Prepaid expenses                                                                                                            58
                                                                                                                           --------

             Total current assets                                                                                               556

Plant and equipment net                                                                                                         130
                                                                                                                           --------

             Total assets                                                                                                  $    686
                                                                                                                           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
     Note payable to an affiliate                                                                                          $    792
     Accounts payable and accrued liabilities                                                                                 4,723
     Unearned revenue                                                                                                           142
                                                                                                                           --------

             Total current liabilities                                                                                        5,657

Long-term Debt to an affiliate                                                                                                  600

Other liabilities                                                                                                                68
                                                                                                                           --------

              Total Liabilities                                                                                               6,325
                                                                                                                           --------

Stockholders' deficit:
   Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable;
            5,450,000 shares authorized; 1,557,403 shares issued outstanding at December 31, 1998                             1,557
   Series B Preferred Stock: $1.00 par value, 8% cumulative, convertible, redeemable;
            25,000 shares authorized, issued and outstanding at December 31, 1998                                                25
   Common stock: $0.04 par value; 100,000,000 shares authorized 5,166, 542 shares
             Issued and 5,106,386 shares outstanding at December 31, 1998                                                        52
Additional paid-in capital                                                                                                   42,426
Accumulated deficit                                                                                                         (49,684)
Treasury stock:  60,156 shares at cost                                                                                          (15)
                                                                                                                           --------

   Total stockholders' deficit                                                                                               (5,639)

              Total liabilities and stockholders' deficit                                                                  $    686
                                                                                                                           ========


                                                  See Notes to Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
                                                                 38

FY 1998                                                 POSITRON CORPORATION                                             FORM 10-KSB
------------------------------------------------------------------------------------------------------------------------------------
                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                       YEAR ENDED DECEMBER 31
                                              (Amounts In thousands, except share data)

                                                                                     1998                1997
                                                                               -----------------    ----------------
Revenues:
      System sales                                                                      $    --            $  1,129
      Fee per scan                                                                          455                 602
      Service and component                                                               1,553               1,795
                                                                               -----------------    ----------------

 Total revenues                                                                           2,008               3,526
                                                                               -----------------    ----------------

Costs of sales and services:
      System sales                                                                           --                 698
      Fee per scan                                                                          118                 156
      Service, warranty and component                                                       402                 465
      Provision for inventory obsolescence                                                   --               1,224
                                                                               -----------------    ----------------

Total costs of sales and service                                                            520               2,543
                                                                               -----------------    ----------------

Gross profit                                                                              1,488                 983
                                                                               -----------------    ----------------

Operating expenses:
      Research and development                                                               --               1,305
      Selling, general and administrative                                                 1,700               3,609
                                                                               -----------------    ----------------

 Total operating costs                                                                    1,700               4,914
                                                                               -----------------    ----------------

Loss from operations                                                                      (212)             (3,931)
                                                                               -----------------    ----------------

Other expenses:
      Interest expense                                                                    (525)               (334)
      Gain on disposal of property and equipment                                             29                  --
      Other expense                                                                        (16)               (190)
                                                                               -----------------    ----------------

Total other expense, net                                                                  (512)               (524)
                                                                               -----------------    ----------------

Net loss                                                                               $  (724)           $ (4,455)
                                                                               =================    ================

Basic and dilutive net loss per common share                                          $  (0.14)           $  (0.91)
                                                                               =================    ================

Weighted average common shares outstanding                                            5,150,131           4,884,870
                                                                               =================    ================


                                                 See notes to financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 39

FY 1998                                                 POSITRON CORPORATION                                             FORM 10-KSB
------------------------------------------------------------------------------------------------------------------------------------
                                                        POSITRON CORPORATION
                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                               YEARS ENDED DECEMBER 31, 1998 AND 1997
                                              (Amounts in thousands, except share data)


                                                      Series A                  Series B
                                                   Preferred Stock           Preferred Stock                Common Stock
                                                  Shares      Amount        Shares     Amount           Shares       Amount
Balance at January 1, 1997                      2,404,624    $ 2,405        25,000        25          4,312,182        $ 43
Net loss                                              --         --            --        --                 --          --
Conversion of  Series A Preferred Stock to
    Common Stock                                 (809,625)      (810)          --        --             809,625           8
Conversion of Warrants to Common Stock                --         --            --        --               7,183         --
Treasury stock received upon settlement of
    note receivable                                   --         --            --        --                 --          --
                                                ---------    -------        ------      ----          ---------        ----
Balance at December 31, 1997                    1,594,999      1,595        25,000        25          5,128,990          51

Net loss                                              --         --            --        --                 --          --
Conversion of Series A Preferred Stock to
    Common Stock                                 ( 37,552)      ( 38)          --        --              37,552           1
Warrants issued for note extension (1,150,000)        --         --            --        --                 --          --
                                                ---------    -------        ------      ----          ---------        ----
Balance at December 31, 1998                    1,557,447    $ 1,557        25,000      $ 25          5,166,542        $ 52
                                                =========    =======        ======      ====          =========        ====

                                                     Additional
                                                       Paid-In     Accumulated   Treasury
                                                       Capital       Deficit       Stock         Total

Balance at January 1, 1997                             $ 41,374     $ (44,505)    $ --           $(  658)
Net loss                                                    --         (4,455)      --            (4,455)
Conversion of  Series A Preferred Stock to
    Common Stock                                            802           --        --               --
Conversion of Warrants to Common Stock                       15           --        --                15
Treasury stock received upon settlement of note
    receivable                                              --            --        (15)             (15)
                                                       --------     ---------     -----         --------

Balance at December 31, 1997                             42,191       (48,960)      (15)          (5,113)

Net loss                                                    --         (  724)      --            (  724)
Conversion of Series A Preferred Stock to
    Common Stock                                             37           --        --               --
Warrants issued for note extension (1,150,000)              198           --        --               198
                                                       --------     ---------     -----         --------
Balance at December 31, 1998                           $ 42,426     $ (49,684)    $ (15)        $ (5,639)
                                                       ========     =========     =====         ========

                                                 See notes to financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 40

FY 1998                                                 POSITRON CORPORATION                                             FORM 10-KSB
------------------------------------------------------------------------------------------------------------------------------------
                                                        POSITRON CORPORATION
                                                       STATEMENTS OF CASH FLOW
                                                       YEAR ENDED DECEMBER 31,
                                                       (Amounts in thousands)

                                                                                        1998               1997
                                                                                    --------------     --------------
Cash flows from operating activities:
Net loss                                                                                 $  (724)          $ (4,455)
Adjustment  to reconcile  net loss to net cash  provided by (used in) operating activities:
    Depreciation                                                                              250                255
    Warrants issued for interest expense                                                      198                 --
    Provision for doubtful accounts and notes receivable                                       --                456
    Provision for obsolescence of inventory                                                    --              1,224
    Net gain from sale and disposal of property and equipment                                (29)                 --
    Provision to reduce intangible assets to net realizable value                              --                 81
    Amortization of intangible assets                                                          --                 25
    Change in assets and liabilities, operating:
         Decrease in accounts receivable                                                      154                120
         Decrease in inventories                                                               17              1,001
         Decrease in prepaid expenses                                                          73                 28
         Decrease in other current assets                                                      --                426
         Increase (decrease) in accounts payable and accrued liabilities                     (30)              1,011
         Decrease in revolving line of credit                                                  --               (75)
         Increase (decrease) in other liabilities                                           (177)                177
         Increase (decrease) in unearned revenue                                               82              (207)
                                                                                    --------------     --------------

         Net cash provided by (used in) operating activities                                (186)                 67
                                                                                    --------------     --------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                                           364                 --
    Capital expenditures                                                                       --                (3)
                                                                                    --------------     --------------

         Net cash provided by (used in) investing activities                                  364                (3)
                                                                                    --------------     --------------

Cash flows from financing activities:
     Proceeds from note payable to an affiliate                                               600                104
     Repayment of other notes payable                                                       (930)              (405)
     Proceeds from conversion of warrants to common stock                                      --                 15
                                                                                    --------------     --------------

         Net cash used in financing activities                                              (330)              (286)
                                                                                    --------------     --------------

Net decrease in cash and cash equivalents                                                $  (152)           $  (222)

Cash and cash equivalents, beginning of year                                                  160                382
                                                                                    --------------     --------------

Cash and cash equivalents, end of year                                                     $    8            $   160
                                                                                    ==============     ==============

                                                 See notes to financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 41

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

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

       Since its inception the Company has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1998 and 1997 were $749,000 and $4,455,000, respectively, and at December 31, 1998 the Company has an accumulated deficit of $49,709,000. The magnitude of the selling prices of the Company's systems and the limited number of systems sold or placed in service each year has caused the Company's revenues to fluctuate significantly from year to year.

       At December 31, 1998, the Company had cash and cash equivalents of only $8,000 compared to $160,000 at December 31, 1997. During both 1998 and 1997, the Company was unable to meet certain obligations as they came due and the Company's liquidity problems have become critical. As a result of the Company's severe liquidity problem, salary payments owed to certain management level employees totaling approximately $700,000 and dating back more than a year were unpaid at December 31, 1998. Additionally, the Company is subject to certain unasserted claims which have not been resolved.

       To deal with its critical liquidity problem, during January 1999 the Company completed an agreement (the "Imatron Transaction") with Imatron, Inc. ("Imatron"), whereby in Imatron acquired a majority ownership in the Company and plans to raise capital for continued operation of the Company (See Note 14). If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors..

2.     Summary of Significant Accounting Policies

       Cash and Cash Equivalents

       Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

       Inventories

       Inventories are stated at the lower of cost or market and include material, labor and overhead. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

       Plant and Equipment

       Plant and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of three to seven years. Gains or losses on dispositions are included in the statement of operations in the period incurred. Maintenance and repair costs are charged to expense as incurred.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Impairment of Long-Lived Assets

       Periodically, the Company evaluates the carrying value of its plant and equipment, and long-lived assets, which includes patents and other intangible assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value. If an impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations. As of December 31, 1998 an adjustment to intangible assets was indicated and recorded.

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

       Warranty Costs

       The Company accrues for the cost of product warranty on POSICAMTM systems at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. Actual results could differ from the amounts estimated.

       Net Loss Per Common Share

       Basic and dilutive net loss per common share for the years ended December 31, 1998 and 1997 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods. All common stock equivalents were antidilutive.

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

       Reclassifications

       Certain amounts presented in the Company's December 31, 1997 financial statements have been reclassified in order to conform to current year presentation.

       Comprehensive Income

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Segment Information

       Effective  January 1, 1998 the  Company  adopted  SFAS 131,  "Disclosures
       About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company believes that it operates in only one business segment and does not have geographically diversified business operations. Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company (See Note 15).

3.     Accounts Receivable

       Accounts  receivable  at December 31, 1998  consisted  of the  following:
       (dollars in thousands)

        Accounts receivable - equipment sales                            $1,011
        Accounts receivable - maintenance                                    99
                                                                    ------------

                                                                          1,110
        Less allowance for doubtful accounts                             (1,011)
                                                                    ------------

                                                                           $ 99
                                                                    ============

4.     Inventories

       Inventories at December 31, 1998 consisted of the following: (dollars in thousands)

        Raw materials                                                    $1,126
        Finished goods                                                      438
                                                                    ------------

                                                                          1,564
        Less reserve for obsolescence                                    (1,173)
                                                                    ------------

                                                                           $391
                                                                    ============

        Due to improvements in technology that will slow movement of the Company's inventory, the Company recorded a reserve for obsolescence of $1,224,000 at December 31, 1997 to reduce inventories to their estimated net realizable value.

5.     Plant and Equipment

       Plant and  equipment  at December 31, 1998  consisted  of the  following:
       (dollars in thousands)

        Furniture and fixtures                                             $ 86
        Computers and peripherals                                            93
        Leasehold improvements                                               17
        Machinery and equipment                                             203
                                                                    ------------

                                                                            399
        Less accumulated depreciation                                      (269)
                                                                    ------------

                                                                           $130
                                                                    ============

       During the year ended December 31, 1998, the Company sold certain leased assets and disposed of various assets not in use. The net effect of these sales and dispositions resulted in the Company reporting $29,000 gain in the accompanying statement of operations.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
6.     Accounts Payable and Accrued  Liabilities

       Accrued  liabilities  at December 31, 1998  consisted  of the  following:
       (dollars in thousands)

        Trade                                                           $   677
        Rent                                                                282
        Interest                                                            370
        Professional fees                                                   229
        Property tax                                                        347
        Warranty                                                          1,337
        Compensation                                                        980
        Royalties                                                           384
        Other                                                               117
                                                                    ------------
                                                                        $4, 723
                                                                    ============

7.     Notes Payable and Long-Term Debt to Affiliates

       Notes payable and long-term debt to affiliates at December 31, 1998 consisted of the following (dollars in thousands):

       Notes payable to Uro-Tech,  Ltd (the "Uro-Tech Loan")
       bearing  interest  at 13.8% per year and due July 31,
       1998,  (based upon  extensions  granted in connection
       with  the   Imatron   Transaction).   This   note  is
       collateralized   by  liens  and  security   interests
       encumbering   substantially   all  of  the  Company's
       assets, including the Company's know-how, patents and
       proprietary  rights pertaining to its PET technology.
       This  note  is   subordinated  to  the  Imatron  Loan
       described below and was not paid upon maturity.                     $792


       Note payable to Imatron,  Inc. (the  "Imatron  Loan")
       bearing  interest  at prime  (7.75% at  December  31,
       1998)  plus1/2percent per year and due March 1, 2000.
       Interest   is  due   monthly  on  this  note  and  is
       collateralized   by  liens  and   security   interest
       encumbering  substantially  all the Company's assets,
       including   the  Company's   know-how,   patents  and
       proprietary rights pertaining to its PET technology.                  600
                                                                       ---------
                                                                           1,392

        Less current portion                                                 792
                                                                       ---------
                                                                            $600
                                                                       =========

       In connection with the Uro-Tech Loan, the Company granted Uro-Tech, Ltd. Warrants to purchase 67,500 shares of common stock at an exercise price of $2.00 per share, exercisable through February 7, 2001.

       All notes payable and long-term debt outstanding at December 31, 1998 are due during the years ending December 31, 1999 and 2000.

8.     Common Stock-Options and Warrants

       Options

       In 1987, the Company established a common stock option plan (the "1987 Plan") covering directors, officers and other key employees. In November 1993, the Company canceled all options outstanding under the 1987 Plan. In connection with such cancellations, the board of directors authorized the reissuance of 38,522 options to purchase shares of common stock at 75 percent of the IPO price following the closing of an initial public offering. Such options vested and became exercisable on January 3, 1995. In addition, in February 1994, the board of directors authorized the issuance of an additional 150,000 options at the same exercise price. Options granted under the 1987 Plan expired on the earlier of three months after termination of employment or ten years from the grant date.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Effective June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Nonstatutory Option Plan (the "1994 Plan"). The 1994 Plan as amended, provides for the issuance of an aggregate of 601,833 Common Stock options to key employees, directors, and certain consultants and advisors of the Company. The 1994 Plan also provides that the exercise price of Incentive Options shall not be less than the fair market value of the shares on the date of the grant. The exercise price per share of Nonstatutory options shall not be less than the par value of the Common Stock or 50% of the fair market value of the common stock on the date of grant. The 1994 Plan is administered by the Compensation Committee o f the Board of Directors.
       The committee has the authority to determine the individuals to whom awards will be made, the amount of the awards, and all other terms and conditions of the awards. As of December 31, 1998, options to purchase an aggregate of 144,389 shares of common stock at a range of $2.626 - $4.125 per share, have been granted to certain key employees.

       The 1994 Plan also provides that each non-employee director automatically receives options to purchase 10,500 shares of common stock at the date such individual becomes a non-employee director. Each non-employee director who is a director on the first business day following each Annual Shareholder Meeting also receives an option to purchase a number of shares of common stock having a value of $15,000 as determined by the fair market value of the common stock at the date of grant. As of December 31, 1998, options to purchase an aggregate of 163,724 shares of common stock at a range of $2.625-$4.125 per share had been granted to non-employee directors. All 1994 Plan options expire within ten years of the date of the grant.

       There were no stock option grants, exercises or forfeitures during the years ended December 31, 1998 or 1997. At December 31, 1998, 1997 and 1996 the Company had 572,678 stock options outstanding at a weighted average exercise price of $2.80 per share.

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

       The shares exercisable for vested options and the corresponding weighted average exercise price was 435,436 shares and $2.80 per share at December 31, 1998 and 1997.

       Following is a summary of stock options outstanding at December 31, 1998.

                        Options Outstanding                 Options Exercisable
                ---------------------------------------   ----------------------
                          Weighted Avg
  Range of               Remaining Term   Weighted Avg             Weighted Avg
Exercise Price   Shares    (in Years)    Exercise Price    Shares Exercise Price
--------------  -------  --------------  --------------   ------- --------------
$2.625--$3.375  492,980        6.20              $2.63    376,194        $2.63
$3.376--$4.125   79,698        6.66              $3.91     59,242        $3.92
                -------                                   -------
$2.625--$4.125  572,678        6.27              $2.80    435,436        $2.80
                =======                                   =======

       The Company did not grant or reprice any options during the year ended December 31, 1998 or 1997.

       Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1998 and 1997 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of options awarded in 1998 and 1997: (i)average dividend yield of 0.00%; (ii) expected volatility of 83.36%; (iii) expected life of five (5) years; and (iv) estimated risk-free interest rate, which is different for grants awarded on different grant dates, ranging from 5.66% to 7.15%.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

       The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                     1998                       1997
                          -------------------------   --------------------------
                          As Reported    Pro Forma     As Reported     Pro Forma
                             -------       -------       -------        -------
Net loss                     $ ( 749)      $(  749)      $(4,455)       $(4,485)
Earnings per common share    $ (0.15)      $ (0.15)      $ (0.91)       $ (0.93)


       The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.

       Warrants

       Prior to the Company's initial public offering, the Company issued warrants to the purchasers of the then outstanding Series E Preferred Stock (the "1993 Warrants"). Subject to adjustment for certain transactions, the 1993 Warrants as originally issued, were exercisable for an aggregate of 353,531 shares of Common Stock at an exercise price of $9.90. Because of certain specified anti-dilution provisions, the 1993 Warrants were exercisable for an aggregate of 519,394 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1997. The 1993 Warrants expired November 30,1998.

       In connection with its initial public offering, the Company issued 3,898,550 Redeemable Warrants (the "Redeemable Warrants"). The Redeemable Warrants as originally issued were exercisable for an aggregate of 3,893,550 shares of Common Stock at an exercise price of $8.25 per share. Because of the anti-dilution provisions the Redeemable Warrants were exercisable for an aggregate of 5,646,798 shares of Common Stock at a purchase price of $5.60 per share at December 21, 1997. The Redeemable Warrants expired December 31, 1998.

       In April 1998, in connection with the Imatron transaction, the Company granted ProFuturesBridge Capital, L.P. ("ProFutures") warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share in return for the extension of a loan agreement (See Note 14). During 1998 the Company recognized interest expense of $198,000 related to the value of these 1,150,000 warrants.

A summary of warrant activity is as follows:

                                                   Number of
                                                     Shares       Exercise Price
                                                 ---------     -----------------
Balance at December 31, 1996                     7,799,720     $2.00-- $3,572.27

  Warrants issued in connection with the
    ProFutures Loan                                100,000              $1.84
  Warrants converted to Common Stock                (7,183)
                                                 ---------

Balance at December 31, 1997                     7,892,537     $1.84-- $3,572.27

  Warrants issued in connection with the
    ProFutures Loan                              1,150,000              $0.25
  Expired                                       (6,166,192)             $5.60
                                                 ---------

Balance at December 31, 1998                     2,876,345     $0.25-- $3,752.27
                                                 =========

       No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 1998 or 1997.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
9.     Preferred Stock

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

       Series B Preferred Stock

       In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock is initially convertible into 25 shares of Common Stock and each Common Stock Purchase Warrant is exercisable for one share of Common Stock at an exercise price of $2.00 per share. Eight percent (8%) dividends on the Company's Series B Preferred Stock may be paid in cash or in Series B Preferred Stock, at the discretion of the Company. The Series B Preferred Stock is junior to the Series A Preferred Stock, but senior to the Company's Common Stock in liquidation. The Series B Preferred Stock has no voting rights other than those afforded by law. As a class, however, the holders of the Series B Preferred Stock may vote on matters directly affecting the Series B Preferred Stock or mergers and/or consolidations of the Company with another company. The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to July 1998 at a price of $50 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company's common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Dividends may not be paid or declared on the Company's Common stock while any unpaid dividends are outstanding on the Series B Preferred Stock. The Series B Preferred Stock and the Common Stock Purchase Warrants are not convertible or exercisable until such time as the Company's shareholders approve an amendment to its Articles of Incorporation increasing the number of the authorized shares of Common Stock by at least 2,500,000 shares.

       As of December 31, 1998, stated dividends that are undeclared and unpaid on the Series A and Series B Preferred Stocks are as follows: (amounts in dollars)

        Series A            $ 311
        Series B              250
                         ---------

        Total               $ 561
                         =========

       The Company anticipates that such dividends, when declared, will be paid in the shares of Series A and Series B Preferred Stock.

10.    Income Taxes
       The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1998, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $43,500,000 which expire in 1999 through 2018. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the Imatron Transaction severely limits the Company's ability to utilize the NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

       The composition of deferred tax assets and the related tax effects at December 31, 1998 as follows: (amounts in thousands)

       Deferred tax assets:
            Net operating losses                                       $14,807
            Allowance for doubtful
               accounts and notes receivable                               343
            Inventory basis difference                                     767
            Accrued liabilities and reserves                               584
            Valuation allowance                                        (16,517)
                                                              -----------------

            Total deferred tax assets                                       16

       Deferred tax liability:
            Property and equipment                                          16
                                                              -----------------

       Net deferred tax asset (liability)                                $  --
                                                              =================
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:
       (amounts in thousands)
                                                1998              1997
                                           --------------    --------------
                                           Amount     %      Amount     %
                                           ------  ------    ------  ------
       Benefit for income tax at
          federal statutory rate           $  246    34.0    $1,514    34.0
       Non-deductible expenses                (64)   (9.0)      --      --
       Increase in valuation allowance       (182)  (25.0)   (1,514)  (34.0)
                                           ------  ------    ------  ------

       Total tax benefit                   $  --      --     $  --      --
                                           ======  ======    ======  ======

11.    401(k) Plan

       The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $11,490 and $36,306 in 1998 and 1997, respectively. The board of directors of the Company may authorize additional discretionary contributions, although, no additional Company contributions have been made as of December 31, 1998.



12.    Related Party Transactions

       The Company has an incentive compensation plan for certain key employees and its former Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's compensation committee, subject to the approval of the board of directors. To date, the Company has not paid any bonuses pursuant to the incentive compensation plan.

       Pursuant to agreements entered into in November 1993, the Company extended loans to a current board member and a former board members in order to provide each of them with funds to satisfy their respective personal income tax liability arising out of the conversion of certain Positron Corporation Promissory Notes into Common Stock. Such agreements were entered into by the Company in connection with the IPO and in consideration of certain concessions made by the board member and former board member concerning the conversion terms under their respective Notes. Pursuant to the agreements, each of the loans were made on substantially the following terms: (i) limited to a principal amount not to exceed $175,000, (ii) interest payable at a rate of six percent per year, (iii) an initial term of three years with the principal balance being due and payable upon the expiration of the term, (iv) limited recourse against the borrower, and (v) collateralized by Positron Corporation Common Stock owned by the borrower. In accordance with such agreements, on April 15, 1994, the Company extended a $165,817 loan to a current board member and a $158,552 loan to the former board member.

       Both of the notes receivable matured in April 1997 but were not repaid by the debtors and, accordingly, 60,156 shares of the Company's common stock reverted back to the Company and are included in treasury stock at December 31, 1998. In connection with this transaction, the Company recognized bad debt expense of $309,000 during 1997.

       The Company formerly had certain consulting agreements with its Chairman and a member of its board. Each agreement provided for monthly consulting payments of $6,667 and expired in 1998.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
13.    Commitments and Contingencies

       Employment Agreement with Former Employee

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

       On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. The Company's maximum exposure with regard to Dr. Haas' employment agreement is approximately $175,000 should Dr. Haas establish that he was terminated without cause. The Company believes, and has indicated to Dr. Haas, that no amounts are due him under his employment agreement. Accordingly, the Company's potential loss with regard to this matter should fall within a range up to $175,000. As of December 31, 1998, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

       Royalty Agreements

       The Company is obligated to pay royalties of 3% of the gross revenue from sales, uses, leases, licensing or rentals of POSICAM systems, 1% each to two former directors of the Company and two other unrelated entities. During the years ended December 31, 1998 and 1997 the Company incurred royalties of $16,000 and $42,000, respectively.

       The Company's royalties were reduced to the 3% level based upon consideration, provided to two of the payees, under consulting agreements and promissory notes. However, the consulting agreements provide that if the Company defaults in its payment obligations thereunder, then the payees would be entitled to receive regrant of the royalties that they previously released. In April 1998, the Company received a demand letter from one of the payees alleging default under his consulting agreement in 1997 and demanding regrant of an additional 1% royalty interest. Although the Company has not received a demand from the second payee, the Company believes that a payment default may have occurred under his consulting agreement and that as a result thereof, he may be entitled to the regrant of an additional 0.5% royalty interest. The Company has accrued approximately $100,000 in recognition of the additional roylaties due. In December 1998, the Company reached an agreement in principle with one of the payees regarding payment of back royalties, waiver of demand rights regarding defaults under a consulting contract and retention of the reduced royalty payment level going forward. If the parties fail to reach a settlement, with the other payee such payee will be entitled to receive an aggregate 2% royalty resulting in an increase of the Company's royalty obligations from 3% to 4%. Such increase in royalty obligations could have a material adverse effect on the Company's future financial performance.

       Lease Agreements

       During 1997, the Company leased its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. The Company entered into a series of six-month leases at a monthly rate of $2,671 and the Company's current lease expires in August 1998. However, the Company was unable to obtain a release from its original lease and has been notified by its former landlord that all delinquent amounts due under its original lease are currently payable.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. The Company believes that its maximum exposure related to the lease with its former landlord is $950,000, based on the remaining future payments due at the date the lease was abandoned. However, the Company believes that the amounts due the landlord will be offset by payments from the current tenant and should not exceed $75,000. Accordingly, the range from $75,000 to $950,000 and the Company has accrued approximately $250,000 related to this matter. As of December 31, 1998, the Company is unable to predict the outcome of this disagreement with its former landlord.

       Rental expense for operating leases amounted to approximately $110,000 and $256,000 for the years ended December 31, 1998 and 1997, respectively. Future minimum lease payments due under noncancelable operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1998, are summarized as follows: (amounts in thousands)

        1998                              $ 361
        1999                                421
        2000                                210
                                       --------

        Total minimum lease payments      $ 992
                                       ========

       The above lease payment schedule consists primarily of payments due under the Company's lease with its former landlord.

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

       The Company has performed only a preliminary assessment of the Year 2000 issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers. None of the details tasks necessary to properly assess the Year 2000 issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

       Based on a preliminary assessment, the Company believes that no significant modifications to its computer software or hardware will be required and that its existing computer systems (including information systems, non-information systems using date sensitive embedded chips and its POSICAMTM systems) will function properly with respect to dates in the year 2000 and thereafter. Based upon such preliminary assessment, the Company also currently believes that costs to modify the Company's existing computer hardware and software systems in regard to the Year 2000 issue will not be significant and should not exceed $10,000.
       However, the Year 2000 issue is extremely complex and the costs to properly assess its impact on the Company and to correct associated problems may be significant.

       Based on the Company's preliminary assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Year 2000 issues, management believes that the Company does not have significant exposure with respect to third parties. However, the Company's preliminary assessments indicated that the worst case scenario with regard to the Year 2000 issue would be delays in receiving parts and materials needed for manufacturing and delays by customers in making payments for fee-per-scan and maintenance services. In the Company's current financial position, such circumstances could threaten the Company's continued existence.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Due to the Company's current severe liquidity problems, the Company has not had the financial resources to perform a complete assessment of Year 2000 issues, assess the potential cost or develop any contingency plan with regard to Year 2000 issues that may arise. The Company is unable to predict at the current time, when and to what extent it may further pursue its assessment of potential Year 2000 issues and the development of any contingency plans in respect thereof. If the Company is able to obtain necessary financial resources, a complete assessment of the Year 2000 issues facing the Company will likely be completed in the third quarter of 1999.


       Past Due Property Taxes

       In February 1998, certain taxing authorities filed legal actions against the Company to collect certain past due property taxes, penalty and interest totaling $241,307. In connection with such legal actions, the taxing authorities filed liens covering substantially all inventory, furniture, fixtures and equipment of the Company. The Company has accrued all past due property taxes and is currently operating under a payment agreement with the taxing authorities.

       Dispute Regarding POSICAM(TM) System

       Arbitration procedures have been initiated against the Company by a Chinese Company ("Complainant") regarding purchase of a POSICAM(TM) system ("System"). In September 1996 the Company contracted with the Complainant to supply a System, with Complainant providing a down payment of approximately $300,000 and a commitment to provide a letter of credit for the remaining purchase price, fundable upon shipment of the System. The Company used the down payment to purchase the beginning inventory for and begin construction of the System. The Complainant failed to provide a letter of credit, and the Company was not able to complete and deliver the System. The Complainant demanded return of its deposit and initiated arbitration in September 1998 with the China International Economic and Trade Arbitration Commission, Shanghai Commission. The Company believes that the claims raised are without merit, and intends to vigorously defend its interests. It is not possible at present to predict the outcome of this proceeding, although an unfavorable ruling could have a material adverse effect on the Company's business and financial performance. The Company believes that its maximum exposure in this matter is $300,000.

14.    Imatron Agreement

       In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), pursuant to which in January 1999, Imatron acquired a majority ownership of the Company. In conjunction with the Imatron Transaction, Imatron has made working capital advances to the Company of $600,000 to enable the Company to meet a portion of its current obligations.

       Upon consummation of the Imatron Transaction in January 1999, Imatron acquired a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis( excluding out-of-the-money warrants and options determined at the time of issuance of the shares of Imatron) and was issued nine million of the Company's common stock in return for a nominal cash payment in the amount of $100.

       Imatron, in addition to providing limited working capital financing, has agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make all reasonable efforts to cause the placement of 10 POSICAM(TM) systems over the next three years. During 1998 the Company shipped a POSICAM(TM) system to Imatron Japan as the first delivery under a three-year distribution agreement entered into during 1997. Imatron Japan, an affiliate of Imatron, is a major distributor for Imatron's Ultrafast CT and for the products of certain other high technology companies. Imatron owns a 24 percent minority interest in Imatron Japan.
--------------------------------------------------------------------------------

FY 1998                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
       Imatron has also agreed to help facilitate the recapitalization of the Company and to support its re-entry into the medical imaging market by using its best efforts, after the share issuance closing date, to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of at least $8,000,000. There can be no assurances, however, that any such sales will actually be consummated or that Imatron will be able to successfully assist the Company in raising additional capital.

       In connection with the Imatron Transaction, the Company, Imatron and two current lenders to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan in return for a $50,000 payment and the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share. The ProFutures Loan was subsequently repaid in November 1998; (b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $792,000 plus accrued interest payable of approximately $272,000 at December 31, 1998) to Imatron's loan

       If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.


15.    Segment Information and Major Customers

       As discussed in Note 1, the Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

       During the years ended December 31, 1998 and 1997 the Company had a limited number of customers as follows:

                                                             1998          1997
                                                            ------        ------

         Total number of customers                              12            12
         Customers accounting for more than 10% revenues         2             2
         Percent of revenues derived from largest customer     23%           32%


16.    Supplemental Cash Flow Data

                                                              1998         1997
                                                             ------       ------
       Supplemental disclosure of cash flow information:

           Cash paid for interest                             $ 163        $ 277
                                                             ======       ======
--------------------------------------------------------------------------------
                                       54