Form 10QSB
period 1999-03-31
POSITRON CORP
filed 1999-05-12
CIK 844985

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1999


                         Commission file number: 0-24092



                                    POSITRON



                               A Texas Corporation
                               I.D. No. 76-0083622
            1304 Langham Creek Drive, Suite 310, Houston, Texas 77084
                                 (281) 492-7100





Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                  -----          -----





State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999: 14,581,838

================================================================================

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                Form 10-QSB for the quarter ended March 31, 1999



  PART I - FINANCIAL INFORMATION                                            Page
                                                                            ----

  Item 1.  Financial Statements

       Balance Sheets as of March 31, 1999
             and December 31, 1998                                            3

       Statements of Operations for the three months ended
             March 31, 1999 and 1998                                          4

       Condensed Statements of Cash Flows for the three months ended
             March 31, 1999 and 1998                                          5

       Selected Notes to Financial Statements                                 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           8

  Signature Page                                                             10






================================================================================

FORM 10-QSB                                                                                                           MARCH 31, 1999
====================================================================================================================================
                                                        POSITRON CORPORATION
                                                           BALANCE SHEETS
                                                  (In thousands, except share data)
                                                                                                        March 31,       December 31,
                                                                                                          1999               1998
                                                                                                        --------           ---------
ASSETS                                                                                                (Unaudited)            (Note)
Current assets:
  Cash and cash equivalents                                                                             $      8           $      8
  Accounts receivable, net                                                                                   202                 99
  Inventories                                                                                                385                391
  Prepaid expenses                                                                                            58                 58
                                                                                                        --------           --------

          Total current assets                                                                               653                556

Plant and equipment, net                                                                                     115                130
                                                                                                        --------           --------

          Total assets                                                                                       768                686
                                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
   Accounts payable, trade and accrued liabilities                                                         4,704              4,723
   Note payable to an affiliate                                                                              792                792
   Unearned revenue                                                                                          209                142
                                                                                                        --------           --------

          Total current liabilities                                                                        5,705              5,657

Long term debt to an affiliate                                                                               600                600
Other  liabilities                                                                                            68                 68
                                                                                                        --------           --------

Total liabilities                                                                                          6,373              6,325
                                                                                                        --------           --------

Stockholders' deficit:
  Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; $1.00 par value; 5,450,000 shares authorized; 1,142,157 and
    1,557,403 shares issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively                                                                        1,142              1,557
  Series B Preferred Stock: $1.00 par value, 8% cumulative,
    convertible, redeemable; 25,000 shares authorized, issued,
    and outstanding at March 31, 1999                                                                         25                 25
  Common Stock: $0.04 par value; 100,000,000 shares
    authorized; 14,581,838 and 5,166,542 shares issued and
    14,521,682 and 5,106,386 outstanding at March 31,1999 and
    December 31, 1998, respectively                                                                          145                 52
 Additional paid-in capital                                                                               42,748             42,426
 Accumulated deficit                                                                                     (49,650)           (49,684)
 Treasury Stock: 60,156 shares at cost                                                                       (15)               (15)
                                                                                                        --------           --------

           Total Stockholders' deficit                                                                    (5,605)            (5,639)
                                                                                                        --------           --------

              Total Liabilities and stockholders' deficit                                               $    768           $    686
                                                                                                        ========           ========

Note: The consolidated  balance sheet at December 31, 1998 has been derived from the audited  financial  statements at that date but does not include all of the information and footnotes  required by generally accepted  accounting  principles for complete financial statements. See accompanying notes.

====================================================================================================================================
                                                                 3

FORM 10-QSB                                                                                                           MARCH 31, 1999
====================================================================================================================================
                                                        POSITRON CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                                  (In thousands, except share data)
                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                 -----------------------------------
                                                                                                 March 31,                 March 31,
                                                                                                   1999                      1998
                                                                                                 --------                  --------
Revenues:
    Fee per scan                                                                                 $   --                    $    108
    Upgrades                                                                                           77                      --
    Service and component                                                                             311                       366
                                                                                                 --------                  --------

       Total Revenue:                                                                                 388                       474
                                                                                                 --------                  --------
Costs of sales and services:
    Fee per scan                                                                                     --                          20
    Upgrades                                                                                           28                      --
    Service, warranty and component                                                                   114                        87
                                                                                                 --------                  --------

       Total costs of revenues                                                                        142                       107
                                                                                                 --------                  --------

        Gross profit                                                                                  246                       367
                                                                                                 --------                  --------
Operating expenses:
    Research and development                                                                           69                        10
    Selling and marketing                                                                            --                          14
    General and administrative                                                                         91                       495
                                                                                                 --------                  --------

        Total operating expenses                                                                      160                       519
                                                                                                 --------                  --------

             Income (loss) from operations                                                             86                      (152)
                                                                                                 --------                  --------
Other income (expenses):
     Interest expense                                                                                 (52)                      (83)
                                                                                                 --------                  --------

        Total other expense                                                                           (52)                      (83)
                                                                                                 --------                  --------

Net income (loss)                                                                                $     34                  $   (235)
                                                                                                 ========                  ========

Basic earnings (loss) per common share                                                           $   0.00                  $  (0.05)
                                                                                                 ========                  ========
Weighted average number of basic
      common shares outstanding                                                                    14,440                     4,885
                                                                                                 ========                  ========

Diluted earnings (loss) per common share                                                         $   0.00                  $  (0.05)
                                                                                                 ========                  ========
Weighted average number of diluted
     common shares outstanding                                                                     16,207                     4,885
                                                                                                 ========                  ========

                                                       See accompanying notes

====================================================================================================================================
                                                                 4

FORM 10-QSB                                                                                                           MARCH 31, 1999
====================================================================================================================================
                                                        POSITRON CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                                Three Months Ended
                                                                                                             -----------------------
                                                                                                          March 31,        March 31,
                                                                                                              1999             1998
                                                                                                             -----            -----
Cash flows from operating activities:
    Net income (loss)                                                                                        $  34            $(235)
    Adjustment to reconcile net income (loss) to net cash used in operating activities
           Changes in operating assets and liabilities:
           Accounts receivable                                                                                (103)            (179)
           Inventory                                                                                             6               20
           Prepaid expenses                                                                                   --                (10)
           Depreciation                                                                                         15               63
           Accrued liabilities                                                                                 (19)             (69)
           Unearned revenue                                                                                     67             --
           Other liabilities                                                                                  --                355
                                                                                                             -----            -----

            Net cash used in operating activities                                                             --                (55)
                                                                                                             -----            -----

Cash flows from financing activities:
      Repayment of other notes payable                                                                        --                (74)
                                                                                                             -----            -----

           Net cash used in financing activities                                                              --                (74)
                                                                                                             -----            -----

Net decrease in cash and cash equivalents                                                                    $--              $(129)

Cash and cash equivalents, beginning of year                                                                     8              160
                                                                                                             -----            -----

Cash and cash equivalents, end of period                                                                     $   8            $  31
                                                                                                             =====            =====


                                                   See accompanying notes

====================================================================================================================================
                                                                 5

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================
                              POSITRON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.     Basis of Presentation

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1998, as reported in the Form 10-KSB, have been omitted.

2.     Comprehensive Income

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

3.     Earnings Per Share

       Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 1998 since it would have resulted in an antidilutive effect.

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                        March 31,          March 31,
                                                                                                           1999               1998
                                                                                                         -------            -------
                                                                                                               (In Thousands)
       Numerator:
    Net income (loss)                                                                                    $    34            $  (235)

Denominator:
   Denominator for basic earnings per share-weighted average shares                                       14,440              4,885

    Effect of dilutive securities:
        Convertible Series A preferred stock                                                               1,142               --
        Convertible Series B preferred stock                                                                 625               --
                                                                                                         -------            -------
    Dilutive potential common shares                                                                       1,767               --
                                                                                                         -------            -------
    Denominator for diluted earnings per share-adjusted weighted
            average shares and assumed conversions                                                        16,207              4,885
                                                                                                         =======            =======
Basic earnings (loss) per share                                                                          $  0.00            $ (0.05)
                                                                                                         =======            =======
Diluted earnings (loss) per share                                                                        $  0.00            $ (0.05)
                                                                                                         =======            =======

================================================================================

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================
4.     Income Tax

        The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.     Imatron Transaction

       In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), pursuant to which in January 1999, Imatron acquired a majority ownership of the Company. In conjunction with the Imatron Transaction, Imatron has made working capital advances to the Company of $600,000 to enable the Company to meet a portion of its current obligations.

       Upon consummation of the Imatron Transaction in January 1999, Imatron acquired a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis (excluding out-of-the-money warrants and options determined at the time of issuance of the shares of Imatron) and was issued nine million of the Company's common stock in return for a nominal cash payment in the amount of $100.

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

       In connection with the Imatron Transaction, the Company, Imatron and two current lenders to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan in return for a $50,000 payment and the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share. The ProFutures Loan was subsequently repaid in November 1998; (b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $792,000 plus accrued interest payable of approximately $272,000 at December 31, 1998) to Imatron's loan.

       If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

================================================================================

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

Comparison of the Results of Operations for the three months ended March 31, 1999 & 1998.

During the three months ended March 31, 1999, the Company experienced its first profitable quarter since going public, generating a profit of $34,000 for the three months ended March 31, 1999 compared to a loss of $235,000 for the three months ended March 31, 1998. This turnaround was primarily the result of improvements in operating expenses, cost cutting and collection of accounts receivable previously deemed uncollectable.

The Company generated no revenue from system sales during the first three months of 1999 or 1998. Fee per scan revenue decreased to $0 during the first three months of 1999 from $108,000 for the first three months of 1998 due to Buffalo Cardiology having purchased their leased scanner from the company in the fourth quarter of 1998. In addition, there was a decrease in service and component sales revenue of $55,000 during the same period due to less service work performed during the three months ended March 31, 1999. This reduction in service work is directly attributable to staff reductions and normal fluctuations in service.

Gross profit during the first three months of 1999 was $246,000 compared to $367,000 for the three months ended March 31, 1998. This decrease in gross profit of $121,000 is due primarily the loss of revenue and gross margin on the Buffalo fee per scan.

Total operating expense decreased approximately to $359,000 from $519,000 for the three months ended March 31, 1998 to $160,000 for the three months ended March 31, 1999. The decrease primarily results from significant staff reductions and related reductions in administrative overhead costs and the reversal of certain reserves due to collection of accounts receivable previously deemed uncollectable.

Interest expense decreased to $52,000 for the three months ended March 31, 1999 from $83,000 the three months ended March 31, 1998 due primarily to the reduction in the Company's debt level in the first three months of 1999 as compared to the three months of 1998 resulting from the payoff of the Urotech loan in the fourth quarter of 1998 and increased due to the $600,000 bridge loan from Imatron.

Financial Condition

During 1998 and the first quarter of 1999, management took certain actions to improve operating expenses, reduce costs and collect certain accounts receivable previously deemed uncollectable. As a result, the company experienced its first quarterly profit since going public.

================================================================================

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================
Net income for the three months ended March 31, 1999 was $34,000. Despite this quarterly profit, Positron previously has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year. The Company has an accumulated deficit of $49,650,000 at March 31, 1999.

At March 31, 1999, the Company had cash and cash equivalents in the amount of $8,000 compared to $8,000 at December 31, 1998. As a result of the Company's liquidity problem, certain liabilities continue to be unpaid at March 31, 1999.

If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.

Impact of the Year 2000

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

================================================================================

FORM 10-QSB                                                       MARCH 31, 1999
================================================================================


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  POSITRON CORPORATION
                                                  (Registrant)



        Date:   May 12, 1999                      /s/ Gary H. Brooks
                                                  ------------------------------
                                                  Gary H. Brooks
                                                  President
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)




================================================================================
                                       10