Form 10QSB
period 1999-06-30
POSITRON CORP
filed 1999-08-13
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                         Commission file number: 0-24092


                                  [POSITRON LOGO]

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

                  Yes [ X ]     No [   ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 15,211,838
                                   ----------

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1999



PART I - FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----
Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of June 30, 1999 and December 31, 1998              3

         Condensed Statements of Operations for the three months and six months ended
              June 30, 1999 and 1998                                                     4

         Condensed Statements of Cash Flows for the three months and six months ended
              June 30, 1999 and 1998                                                     5

         Selected Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                            9

Signature Page                                                                          10

                                                POSITRON CORPORATION
                                                   BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     June.      December
                                                                                   30, 1999     31, 1998
ASSETS                                                                           (Unaudited)     (Note)
------                                                                           -----------  ----------
Current assets:
  Cash and cash equivalents                                                       $       2   $       8
  Accounts receivable, net                                                              201          99
  Inventories                                                                           385         391
  Prepaid expenses                                                                       58          58
                                                                                 -----------  ----------
          Total current assets                                                          646         556

Plant and equipment, net                                                                106         130
                                                                                 -----------  ----------
          Total assets                                                            $     752   $     686
                                                                                 ===========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                                    4,679       4,723
   Note payable to an affiliate                                                         792         792
   Unearned revenue                                                                     172         142
                                                                                 -----------  ----------
          Total current liabilities                                                   5,643       5,657

Long term debt to an affiliate                                                          600         600
Other  liabilities                                                                       68          68
                                                                                 -----------  ----------
          Total liabilities                                                           6,311       6,325
                                                                                 -----------  ----------
Stockholders' deficit:
  Series A Preferred Stock:  $1.00 par value;  8% cumulative,
    Convertible, redeemable;  $1.00 par value; 5,450,000 shares
    Authorized; 1,137,157 and 1,557,403 shares issued and out-
    Standing at June 30, 1999 and December 31, 1998, respectively.                    1,137       1,557
Series B Preferred Stock: $1.00 par value, 8% cumulative,
    Convertible, redeemable; 25,000 shares authorized, 0 and 25,000
     Issued, and outstanding at June 30, 1999 and December 31,
     1998, respectively.                                                                 --          25
Common Stock:  $0.01 par value; 100,000,000 shares
    Authorized; 15,211,838 and 5,166,542 shares issued on June
    30,1999 and December 31, 1998, respectively.                                        152          52
Additional paid-in capital                                                           42,771      42,426
Accumulated deficit                                                                 (49,604)    (49,684)
Treasury Stock:  60,156 shares at cost                                                  (15)        (15)
                                                                                 -----------  ----------
           Total stockholders' deficit                                               (5,559)     (5,639)
                                                                                 -----------  ----------
                 Total liabilities and stockholders' deficit                      $     752   $     686
                                                                                 ===========  ==========

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

                                        POSITRON CORPORATION
                                      STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)

                                                Three Months Ended          Six Months Ended
                                             ----------------------  ------------------------------
                                              June 30,    June 30,        June 30,        June 30,
                                                1999        1998            1999            1998
                                             ----------  ----------  ------------------  ----------
Revenues:
    Fee per scan                             $      --   $     199   $              --   $     307
    Upgrades                                        61          --                 138          --
    Service and component                          392         414                 703         780
                                             ----------  ----------  ------------------  ----------
       Total Revenue:                              453         613                 841       1,087
                                             ----------  ----------  ------------------  ----------
Costs of sales and services:
    Fee per scan                                    --          40                  --          60
    Upgrades                                        21          --                  49          --
    Service, warranty and component                133          91                 247         178
                                             ----------  ----------  ------------------  ----------
       Total costs of revenues                     154         131                 296         238
                                             ----------  ----------  ------------------  ----------
        Gross profit                               299         482                 545         849
                                             ----------  ----------  ------------------  ----------
Operating expenses:
    Research and development                        60           8                 129          18
    Selling and marketing                           --           2                  --          16
    General and administrative                     145         399                 236         894
                                             ----------  ----------  ------------------  ----------
        Total operating expenses                   205         409                 365         928
                                             ----------  ----------  ------------------  ----------
             Income (loss) from operations          94         (73)                180         (79)

Interest expense                                   (48)        (78)               (100)       (161)

        Total other expense                        (48)        (78)               (100)       (161)

Net income (loss)                            $      46   $      (5)  $              80        (240)
                                             ==========  ==========  ==================  ==========

Basic earnings (loss) per common share       $    0.00   $   (0.05)  $            0.00   $   (0.05)

Weighted average number of basic
      Common shares outstanding                 16,396       5,144              16,322       5,139

Diluted earnings (loss) per common share     $    0.00   $   (0.00)  $            0.00   $   (0.05)

Weighted average number of diluted
     Common shares outstanding                  16,396       5,144              16,322       5,139

                             See accompanying notes

                                       POSITRON CORPORATION
                                CONDENSED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                   ----------------------  ----------------------
                                                    June 30,    June 30,    June 30,    June 30,
                                                      1999        1998        1999        1998
                                                   ----------  ----------  ----------  ----------
Cash flows from operating activities:
    Net income (loss)                              $      46   $    (235)  $      80   $    (240)
    Adjustment to rconcile net income (loss)
       to net cash used in operating
      Activities
        Changes in operating assets and
          liabilities:
        Accounts receivable                                1        (179)       (102)         --
        Inventory                                         --          20           6          --
        Prepaid expenses                                  --         (10)         --          --
        Depreciation                                       9          63          24          --
        Accrued liabilities                              (25)        (69)        (44)         --
        Unearned revenue                                 (37)         --          30          --
        Other liabilities                                 --         355          --          --
                                                   ----------  ----------  ----------  ----------

           Net cash used in operating activities          (6)        (55)         (6)       (240)
                                                   ----------  ----------  ----------  ----------

Cash flows from financing activities:
      Repayment of other notes payable                    --         (74)         --         (74)
                                                   ----------  ----------  ----------  ----------

           Net cash used in financing activities          --         (74)         --         (74)
                                                   ----------  ----------  ----------  ----------

Net decrease in cash and cash equivalents          $      (6)  $    (129)  $      (6)  $    (314)

Cash and cash equivalents, beginning                       8         160           8         160
                                                   ----------  ----------  ----------  ----------
  of period

Cash and cash equivalents, end of period           $       2   $      31   $       2   $    (154)
                                                   ==========  ==========  ==========  ==========

                             See  accompanying  notes

                              POSITRON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION
       -----------------------

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

2.     COMPREHENSIVE  INCOME
       ---------------------

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

3.     EARNINGS  PER  SHARE
       --------------------

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended          Six Months Ended
                                               ---------------------------  ---------------------
                                                  June 30,       June 30,   June 30,    June 30,
                                                    1999           1998       1999        1998
                                               ---------------  ----------  ---------  ----------
                                                      (In Thousands)            (In Thousands)
Numerator:
    Net income (loss)                          $            80  $    (240)  $      34  $    (235)

Denominator:
   Denominator for basic earnings per                   15,726      4,885      15,652      4,885
   Share-weighted average shares

    Effect of dilutive securities:
        Convertible Series A preferred stock               670         --         670         --
                                               ---------------  ----------  ---------  ----------
    Dilutive potential common shares                       670         --         670         --
                                               ---------------  ----------  ---------  ----------

    Denominator for diluted earnings per
    Share-adjusted weighted
            Average shares and assumed
            Conversions                                 16,396      4,885      16,322      4,885
                                               ===============  ==========  =========  ==========
Basic earnings (loss) per share                $          0.00  $   (0.05)  $    0.00  $   (0.05)
                                               ===============  ==========  =========  ==========
Diluted earnings (loss) per share              $          0.00  $   (0.05)  $    0.00  $   (0.05)
                                               ===============  ==========  =========  ==========

4.     INCOME  TAX
       -----------

The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.     IMATRON  TRANSACTION
       --------------------

In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), pursuant to which in January 1999, Imatron acquired a majority ownership of the Company. In conjunction with the Imatron Transaction, Imatron made working capital advances to the Company of $600,000 to enable the Company to meet a portion of its current obligations.

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

Imatron, in addition to providing limited working capital financing, has agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make all reasonable efforts to cause the placement of 10 POSICAM systems over the next three years. During 1998 the Company shipped a POSICAM system to Imatron Japan as the first delivery under a three-year distribution agreement entered into during 1997.
Imatron Japan, an affiliate of Imatron, is a major distributor for Imatron's Ultrafast CT and for the products of certain other high technology companies. Imatron owns a 24 percent minority interest in Imatron Japan.

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

In connection with the Imatron Transaction, the Company, Imatron and two then current lenders to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan in return for a $50,000 payment and the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share. The ProFutures Loan was subsequently repaid in November 1998; (b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $792,000 plus accrued interest payable of approximately $272,000 at December 31, 1998) to Imatron's loan.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------
&  1998.
--------

The company generated a profit of $46,000 for the three months ended June 30, 1999 compared to a loss of $5,000 for the three months ended June 30, 1998. This turnaround was primarily the result of improvements in operating expenses and cost cutting.

The Company generated no revenue from system sales during the three months ended June 30, 1999 or 1998. Fee per scan revenue decreased to zero during the three months of 1999 from $199,000 for the three months of 1998 due to Buffalo Cardiology's purchase of their leased scanner from the Company in the fourth quarter of 1998. Upgrade revenue for the quarter was $61,000 versus zero for 1998. In addition, there was a decrease in service and component sales revenue of $22,000 to $392,000 in 1999 from $414,000 during the same period due to less service work performed during the three months ended June 30, 1999. This reduction in service work is attributable to normal fluctuations in service.

Gross profit during the three months of 1999 was $299,000 compared to $482,000 for the three months ended June 30, 1999. This decrease in gross profit of $183,000 was due primarily the loss of revenue and gross margin on the Buffalo fee per scan.

Total operating expense decreased $204,000 from $409,000 for the three months ended June 30, 1998 to $205,000 for the three months ended June 30, 1999. The decrease primarily results from significant staff reductions and related reductions in administrative overhead costs.

Interest expense decreased to $48,000 for the three months ended June 30, 1999 from $78,000 the three months ended June 30, 1998 due primarily to the reduction in the Company's debt level compared to 1998 resulting from the payoff of the Urotech loan in the fourth quarter of 1998 partially offset by interest on the $600,000 Imatron bridge loan.

FINANCIAL  CONDITION
--------------------

During 1998 and the first half of 1999, management took certain actions to improve operating expenses, reduce costs and collect certain accounts receivable previously deemed uncollectable. As a result, the company experienced its first two quarterly profits since going public.

Net income for the six months ended June 30, 1999 was $80,000. Despite this profit, Positron previously has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial losses. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year. The Company has an accumulated deficit of $49,604,000 at June 30, 1999.

At June 30, 1999, the Company had cash and cash equivalents in the amount of $2,000 compared to $8,000 at December 31, 1998. As a result of the Company's liquidity problem, certain liabilities continue to be unpaid at June 30, 1999.

If Imatron is unsuccessful in its efforts to raise capital for the Company, management believes that the Company will be unable to continue as a going concern and that the Company's assets will be seized by its secured creditors.


IMPACT  OF  THE  YEAR  2000
---------------------------

The Year 2000 ("Y2K") issue results from computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing a disruption of business activities.

The Company has performed a preliminary assessment of the Y2K issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers. None of the detailed tasks necessary to properly assess the Y2K issue (such as direct coordination with vendors, customers and manufacturers) have been performed.

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


                                 POSITRON  CORPORATION
                                 (Registrant)




Date:     August  12,  1999      /s/  Gary  H.  Brooks
                                ----------------------
                                Gary  H.  Brooks
                                President
                                (Duly  Authorized  Officer  and
                                Principal  Accounting  Officer)