Form 10QSB
period 1999-09-30
POSITRON CORP
filed 1999-11-09
CIK 844985

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                         Commission file number: 0-24092



                                 [POSITRON LOGO]



                               A Texas Corporation
                               I.D. No. 76-0083622
            1304 Langham Creek Drive, Suite 300, Houston, Texas 77084
                                 (281) 492-7100



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X          No
                                    ---               ---




State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 52,146,877
                                        ----------

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

                                  POSITRON CORPORATION
                                    TABLE OF CONTENTS
                  FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION                                                      PAGE
Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of September 30, 1999 and December 31, 1998 . . .     3

     Condensed Statements of Operations for the three months and nine months ended
           September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . .     4

     Condensed Statements of Cash Flows for the three months and nine months ended
           September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . .     5

     Selected Notes to Condensed Financial Statements. . . . . . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation . . . . . . . . . . . . . . . . . . . . . .     8

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10


================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

                                               POSITRON CORPORATION
                                                  BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      September    December
                                                                      30, 1999     31, 1998
ASSETS                                                               (Unaudited)    (Note)
------                                                               -----------  ---------
Current assets:
  Cash and cash equivalents                                          $    8,606   $      8
  Accounts receivable, net                                                  210         99
  Inventories                                                               636        391
  Prepaid expenses                                                          103         58
                                                                     -----------  ---------
          Total current assets                                            9,555        556

Note Receivable                                                              30         --
Plant and equipment, net                                                    108        130
                                                                     -----------  ---------
          Total assets                                               $    9,693   $    686
                                                                     ===========  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                        3,696      4,723
   Note payable to an affiliate                                              --        792
   Unearned revenue                                                          74        142
                                                                     -----------  ---------
          Total current liabilities                                       3,770      5,657

Long term debt to an affiliate                                               --        600
Other liabilities                                                            51         68
                                                                     -----------  ---------
          Total liabilities                                               3,821      6,325
                                                                     -----------  ---------
Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8% cumulative,
    Convertible, redeemable;  $1.00 par value; 5,450,000 shares
    Authorized; 1,035,448 and 1,557,403 shares issued and
   outstanding at September 30, 1999 and December 31, 1998,
   respectively.                                                          1,035      1,557
Series B Preferred Stock: $1.00 par value, 8% cumulative,
    Convertible, redeemable; 25,000 shares authorized, 0 and 25,000
     Issued, and outstanding at September 30, 1999 and December
     31, 1998, respectively.                                                 --         25
Common Stock:  $0.01 par value; 100,000,000 shares
    Authorized; 52,146,877 and 5,166,542 shares issued on
    September 30,1999 and December 31, 1998, respectively.                  521         52
Additional paid-in capital                                               53,907     42,426
Accumulated deficit                                                     (49,576)   (49,684)
Treasury Stock:  60,156 shares at cost                                      (15)       (15)
                                                                     -----------  ---------
           Total stockholders' equity                                     5,872     (5,639)
                                                                     -----------  ---------
Total liabilities and stockholders' equity                           $    9,693   $    686
                                                                     ===========  =========

Note:  The  consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at  that  date but does not include all of the information and footnotes required by generally accepted accounting principles  for  complete  financial  statements.  See  accompanying  notes.

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

                                             POSITRON CORPORATION
                                           STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                  (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                             ========================  ==========================
                                              September    September     September     September
                                              30, 1999     30, 1998       30, 1999     30, 1998
                                             -----------  -----------  -------------  -----------
Revenues:
    Fee per scan. . . . . . . . . . . . . .  $       --   $      147   $         --   $      454
    Upgrades. . . . . . . . . . . . . . . .          --           --            137           --
    Service and component . . . . . . . . .         385          153          1,088          933

       Total Revenue: . . . . . . . . . . .         385          300          1,225        1,387
                                             -----------  -----------  -------------  -----------
Costs of sales and services:
    Fee per scan. . . . . . . . . . . . . .          --           29             --           89
    Upgrades. . . . . . . . . . . . . . . .          --           --             49           --
    Service, warranty and component . . . .         171          108            418          286
                                             -----------  -----------  -------------  -----------
       Total costs of revenues. . . . . . .         171          137            467          375
                                             -----------  -----------  -------------  -----------
        Gross profit. . . . . . . . . . . .         214          163            759        1,012

Operating expenses:
    Research and development. . . . . . . .         140           --            269           18
    Selling and marketing . . . . . . . . .          60           --             60           16
    General and administrative. . . . . . .         184          840            420        1,734
                                             -----------  -----------  -------------  -----------

        Total operating expenses. . . . . .         384          840            749        1,768
                                             -----------  -----------  -------------  -----------
             Income (loss) from operations.        (170)        (677)            10         (756)

Interest income/(expense) . . . . . . . . .          55          (67)           (45)        (228)
                                             -----------  -----------  -------------  -----------
        Total other expense . . . . . . . .          55          (67)           (45)        (228)
                                             -----------  -----------  -------------  -----------
Income (loss) before extraordinary item . .        (115)        (744)           (35)        (984)

Extraordinary item, gain on forgiveness
       of debt. . . . . . . . . . . . . . .         143           --            143           --
                                             -----------  -----------  -------------  -----------
Net income (loss) . . . . . . . . . . . . .  $       28   $     (744)  $        108   $     (984)
                                             ===========  ===========  =============  ===========
Basic and diluted earnings (loss) per
      common share including
      extraordinary item. . . . . . . . . .  $     0.00   $    (0.14)  $       0.00   $    (0.19)

Weighted average number of basic
      Common shares outstanding . . . . . .      40,278        5,144         23,792        5,139

Weighted average number of diluted
     Common shares outstanding. . . . . . .      50,880        5,144         27,691        5,139

                             See accompanying notes

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

                                          POSITRON CORPORATION
                                   CONDENSED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                         Three Months Ended         Nine Months Ended
                                                      ========================  ========================
                                                       September    September    September    September
                                                       30, 1999     30, 1998     30, 1999     30, 1998
                                                      -----------  -----------  -----------  -----------
Cash flows from operating activities:
    Net income (loss). . . . . . . . . . . . . . . .  $       28   $     (744)  $      108   $     (984)
    Adjustment to reconcile net income (loss)
           to net cash provided (used) in operating
           activities. . . . . . . . . . . . . . . .          --           --           --          763
 Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . .           9          216         (111)          --
       Inventory . . . . . . . . . . . . . . . . . .        (251)          --         (245)          --
       Prepaid expenses. . . . . . . . . . . . . . .         (45)         173          (45)          --
       Notes Receivable. . . . . . . . . . . . . . .         (30)          --          (30)          --
       Depreciation. . . . . . . . . . . . . . . . .          (2)         126           13           --
       Accrued liabilities . . . . . . . . . . . . .      (1,000)         260       (1,017)          --
       Unearned revenue. . . . . . . . . . . . . . .         (98)          60          (68)          --
       Other liabilities . . . . . . . . . . . . . .         (17)         (16)         (17)          --
                                                      -----------  -----------  -----------  -----------

          Net cash used in operating activities. . .      (1,406)          75       (1,412)        (221)
                                                      -----------  -----------  -----------  -----------

Cash flows from financing activities:
      Proceeds from sale of common stock . . . . . .      11,402           --       11,402           --
      Repayment of other notes payable . . . . . . .      (1,392)          --       (1,392)        (206)
                                                      -----------  -----------  -----------  -----------

           Net cash used in financing activities . .      10,010           --       10,010         (206)
                                                      -----------  -----------  -----------  -----------

Net decrease in cash and cash equivalents. . . . . .  $    8,604   $       75   $    8,598   $      (15)

Cash and cash equivalents, beginning of period . . .           2           70            8          160
                                                      -----------  -----------  -----------  -----------

Cash and cash equivalents, end of period . . . . . .  $    8,606   $      145   $    8,606   $      145
                                                      ===========  ===========  ===========  ===========

                             See accompanying notes

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

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

The following table sets forth the computation of diluted weighted average shares outstanding:

                                                 Three Months Ended       Nine Months Ended
                                               ======================  ======================
                                               September   September   September   September
                                                30, 1999    30, 1998    30, 1999    30, 1998
                                               ----------  ----------  ----------  ----------
                                                   (In Thousands)          (In Thousands)
Denominator:
   Denominator for basic earnings per
   Share-weighted average shares. . . . . . .  $   40,278  $    5,144  $   23,792  $    5,139

    Effect of dilutive securities:
        Convertible Series A preferred stock.         670          --         670          --
                                               ----------  ----------  ----------  ----------
    Dilutive potential common shares. . . . .       9,932          --       3,229          --
    Denominator for diluted earnings per
    Share-adjusted weighted
            Average shares and assumed
            Conversions . . . . . . . . . . .      50,880       4,885      27,691       4,885
                                               ==========  ==========  ==========  ==========

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

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

Imatron, in addition to providing limited working capital financing, agreed to support the Company's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to make all reasonable efforts to cause the placement of 10 POSICAM systems over the next three years. During 1998 the Company shipped a POSICAM system to Imatron Japan as the first delivery under a three-year distribution agreement entered into during 1997.
Imatron Japan, an affiliate of Imatron, is a major distributor for Imatron's Ultrafast CT and for the products of certain other high technology companies. Imatron owns a 24 percent minority interest in Imatron Japan.

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

In connection with the Imatron Transaction, the Company, Imatron, and two, then current lenders, to the Company, Uro-Tech and ProFutures, entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of the ProFutures Loan in return for a $50,000 payment and the issuance of warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share. The ProFutures Loan was subsequently repaid in November 1998; (b) Imatron agreed to subordinate its loan to the ProFutures Loan, (c) Uro-Tech agreed to subordinate its loan (with a current balance of approximately $792,000 plus accrued interest payable of approximately $272,000 at December 31, 1998) to Imatron's loan.

In August of 1999, Imatron successfully completed raising a net $11.4 million of equity capital for the Company. This reduced Imatron's current ownership in the company to approximately 18%. Consistent with the completion of the financing, the Company has repaid the Imatron bridge loan plus interest and paid the Uro-tech loan plus interest. The Company's President has resigned as Imatron's
CFO  and  Imatron  no  longer  has  operating  or voting control of the company.

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1999  &  1998.
--------------

The company generated a profit of $28,000 for the three months ended September 30, 1999 compared to a loss of $744,000 for the three months ended September 30, 1998. This turnaround was primarily the result of improvements in operating expenses and cost cutting.

The Company generated no revenue from system sales during the three months ended September 30, 1999 or 1998. Fee per scan revenue decreased to zero during the three months of 1999 from $147,000 for the three months of 1998 due to Buffalo Cardiology's purchase of their leased scanner from the Company in the fourth quarter of 1998. Upgrade revenue for the quarter was $0 in 1999 versus $0 for 1998. In addition, service and component sales revenue increased $232,000 to $385,000 in 1999 from $153,000 during the same period 1998 due to increased service work. This increase is attributable to normal fluctuations in service.

Gross profit for the three months ended September 30, 1999 was $214,000 compared to $163,000 for the three months in 1998. This increase in gross profit of $51,000 was due primarily the loss of revenue and gross margin on the Buffalo fee per scan, offset by the increased margin on service.

Total operating expense decreased $456,000 to $384,000 for the three months ended September 30, 1999 from $840,000 for 1998. The decrease primarily results from significant staff reductions and related reductions in administrative overhead costs, offset by back pay and bonuses of $132,000 paid in the quarter.

Interest income was $55,000 for the three months ended September 30, 1999 versus interest expense of $67,000 for the same three months 1998 due primarily to the reduction in the Company's debt level compared to 1998 resulting from the payoff of the Profutures loan in the fourth quarter of 1998, the payoff of the Imatron and Uro-Tech loans in August of 1999 and the interest in the quarter on the equity capital.

The Company recognized extraordinary income in the quarter of $142,000 on the partial forgiveness of accrued interest on the Uro-Tech note. This note, plus the remaining accrued interest, were paid in full during the third quarter.

COMPARISON  OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1999  &  1998.
--------------

The company generated a profit of $108,000 for the nine months ended September 30, 1999 compared to a loss of $984,000 for the nine months 1998. This turnaround was primarily the result of improvements in operating expenses and cost cutting and the reversal of certain reserves due to collection of accounts receivable previously deemed uncollectable.

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

The Company generated no revenue from system sales during the nine months ended September 30, 1999 or 1998. Fee per scan revenue decreased to zero during the first nine months of 1999 from $454,000 for the nine months of 1998 due to Buffalo Cardiology having purchased their leased scanner from the company in the fourth quarter of 1998. Upgrade revenue for the first nine months of 1999 was $137,000 versus zero for 1998. In addition, there was a increase in service and component sales revenue of $155,000 during 1999 versus 1998 due to more service work performed during the nine months ended September 30, 1999. This change in service work is attributable to normal fluctuations in service.

Gross profit during the nine months of 1999 was $759,000 compared to $1,012,000 for the nine months ended September 30, 1998. This decrease in gross profit of $253,000 is due primarily to the loss of revenue and gross margin on the Buffalo fee per scan.

Total operating expense decreased $1,019,000 to $749,000 for the nine months ended September 30, 1999 from $1,768,000 for the nine months 1998. The decrease primarily results from significant staff reductions and related reductions in administrative overhead costs and the reversal of certain reserves due to collection of accounts receivable previously deemed uncollectable, offset by back pay and bonuses of $132,000 paid in the quarter.

Interest expense decreased to of $45,000 for the nine months ended September 30, 1999 from $228,000 for the nine months 1998 due primarily to the reduction in the Company's debt level in the first nine months of 1999 as compared to the nine months of 1998 resulting from the payoff of the Profutures, the payoff of the Imatron and Uro-Tech loans in August of 1999, and the interest income in third quarter for the quarter on the equity capital.

The Company recognized extraordinary income in the quarter of $142,000 on the partial forgiveness of accrued interest on the Uro-Tech note. This note plus the remaining accrued interest were paid in full during third quarter.

FINANCIAL  CONDITION
--------------------

During 1998 and the three quarters of 1999, management took certain actions to improve operating expenses, reduce costs and collect certain accounts receivable previously deemed uncollectable. As a result, the company experienced its first three quarterly profits since going public.

Net income for the nine months ended September 30, 1999 was $117,000. Despite this profit, Positron previously has been unable to sell its POSICAMTM systems in sufficient quantities to be profitable. Consequently, the Company has sustained substantial accumulated losses. Due to the sizeable selling prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year. The Company has an accumulated deficit of $49,576,000 at September 30, 1999.

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

     The Company has performed an assessment of the Y2K issue using a broad overview and management's current understanding of its information and non-information systems and its informal understanding of the information and non-information systems of its significant suppliers and major customers.

Based on the assessment, the Company believes that it will not need significant modifications to its computer software or hardware and that its existing computer systems (including information systems, non-information systems using date sensitive embedded chips and its POSICAMTM systems) will function properly with respect to dates in the year 2000 and thereafter. Based upon such assessment, the Company also currently believes that costs to modify the Company's existing computer hardware and software systems in regard to the Y2K issue will not be significant and should not exceed $10,000. However, the Y2K issue is extremely complex and the costs to properly assess its impact on the Company and to correct associated problems may be very significant.

================================================================================

FORM  10-QSB                                                  SEPTEMBER 30, 1999
================================================================================

Based on the Company's assessment of its relationships with significant suppliers and major customers to understand the extent to which the Company is vulnerable to any failure by third parties to remedy their own Y2K issues, management believes that the Company does not have significant exposure with respect to third parties. However, the Company's preliminary assessments indicated that the worst case scenario with regard to the Y2K issue would be delays in receiving parts and materials needed for manufacturing and maintenance services.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POSITRON  CORPORATION
                                             (Registrant)





Date:  November  8,  1999                    /s/ Gary H. Brooks
                                             ------------------
                                             Gary  H.  Brooks
                                             President
                                             (Duly  Authorized  Officer  and
                                             Principal  Accounting  Officer)


================================================================================