Form 10KSB
period 1999-12-31
POSITRON CORP
filed 2000-03-30
CIK 844985

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        Commissions file number: 0-24092


                                     POSITRON
                                 [GRAPHIC OMITTED]


                               A Texas Corporation
           1304 Langham Creek Drive, Suite 300, Houston, Texas  77084
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

           Yes       X                       No
               --------------                  -------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's  revenues  for  fiscal  year  ended  December  31,  1999:  $1,529,000

As of March 15, 2000, there were 58,136,039 shares of the Registrant's Common Stock, $.01 par value outstanding.


Documents  incorporated  by  reference:  None


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

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

                       ITEM 1.     DESCRIPTION OF BUSINESS
GENERAL

Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration ("FDA") approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 1999, the Company has sold sixteen (16) POSICAM(TM) systems, of which thirteen (13) are in leading medical facilities in the United States, two (2) are installed in international medical institutions, and one (1) is awaiting installation at a major medical institution in Japan. The Company presently markets its POSICAM(TM) systems at list prices of up to $2.0 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 1999:

Site                                       Location          Clinical Application       Date
-------------------------------------  ----------------  -----------------------------  ----
Saint Joseph's Hospital                Atlanta, GA       Cardiology                     1988
Cleveland Clinic Foundation            Cleveland, OH     Cardiology/Neurology/Oncology  1988
Memorial Hospital                      Jacksonville, FL  Cardiology/Oncology/Neurology  1988
Kennestone Hospital                    Marietta, GA      Cardiology/Oncology/Neurology  1989
Medical City Dallas                    Dallas, TX        Cardiology/Oncology/Neurology  1990
Yale/Veterans Administration           New Haven, CT     Neurology/Oncology/Cardiology  1991
Beth Israel                            New York, NY      Cardiology/Oncology/Neurology  1991
Crawford Long Hospital                 Atlanta, GA       Cardiology/Oncology            1992
Hermann Hospital                       Houston, TX       Cardiology/Oncology/Neurology  1993
Bio-Metabolic, Inc.                    Detroit, MI       Cardiology/Oncology/Neurology  1995
Bergan Mercy Hospital                  Omaha, NE         Cardiology/Oncology/Neurology  1995
Buffalo Cardiology & Pulmonary Assoc.  Buffalo, NY       Cardiology/Oncology            1995
University of Madrid                   Spain             Cardiology/Oncology/Neurology  1995
Hadassah Hospital                      Israel            Cardiology/Oncology/Neurology  1995
Baptist Hospital                       Nashville, TN     Cardiology/Oncology/Neurology  1996
Imatron Japan                          Japan             Cardiology/Oncology            1997


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues, as well as producing anatomical and structural images. Other advanced imaging techniques, such as magnetic resonance imaging ("MRI") and computed tomography ("CT"), produce anatomical and structural images, but do not image or measure biological processes. The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage, and provides information, which would otherwise be unavailable, to diagnose and treat disease. The Company believes that PET technology can lower the total cost of diagnosing and tracing certain diseases by providing a means for early diagnosis and reducing expensive invasive or unnecessary procedures, such as angiograms or biopsies which, in addition to being costly and painful, may not be necessary or appropriate.

Commercialization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics, which may provide certain performance advantages over other commercially available PET systems. Such performance advantages include: (i) high count-rate capability and high sensitivity, which result in faster, more accurate imaging; (ii) enhanced ability to use certain types of radiopharmaceuticals, which reduces reliance on a cyclotron and enhances patient throughput; (iii) ability to minimize patient exposure to radiation; and (iv) ability to minimize false positive and false negative diagnoses of disease. The medical imaging industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. (See "Item 1. Description of Business - Risks Associated with Business Activities-Substantial Competition and Effects of Technological Change.")

The Company's primary focus to date has been on the clinical cardiology market, where its POSICAM(TM) systems have been used to assess the presence and extent of coronary artery disease, such as the effect of arterial blockages and heart damage due to heart attacks. In 1994 and 1995, the Company made technological advances which allowed it to market its products to the neurological and oncological markets. Neurological applications of POSICAM(TM) systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer's disease, Pick's disease and Parkinson's disease. In oncology, POSICAM(TM) systems are used in the diagnosis and evaluation of melanoma and tumors of the bone and various organs and tissues such as the brain, lungs, liver, colon, breasts and lymphatic system.

MEDICAL  IMAGING  INDUSTRY  OVERVIEW

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes Ultrasound, X-ray, MRI, CAT, and Nuclear Medicine (which includes PET and Single-Photon Emission Computed Tomography ("SPECT"). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CAT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 105 dedicated PET systems are currently operational in the United States and approximately 150 dedicated PET systems are in commercial use internationally. Of the PET systems currently operational in the United States, 13 systems were sold by the Company.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

PET  TECHNOLOGY

The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient's bloodstream. After being distributed within the patient's body, the injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are emitted and subsequently converted along with free electrons into two gamma rays or photons. These paired gamma events are detected by the POSICAM(TM) systems as coincidence events. The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software. Since certain functional processes, such as blood flow, metabolism or other biochemical processes, determine the concentration of the radiopharmaceutical throughout the body, the brightness or color at each point in the PET image directly maps the vitality of the respective function at that point within an organ.

In cardiology, PET imaging is an accurate, non-invasive method of diagnosing or assessing the severity of coronary artery disease. Unlike other imaging technologies, PET technology allows a physician to determine whether blood flow to the heart muscle is normal, thereby identifying narrowed coronary arteries, and whether damaged heart muscle is viable and may benefit from treatment such as bypass surgery or angioplasty.

In neurology, PET imaging is now being used as a surgical planning tool to locate the source of epileptic disturbances in patients with uncontrollable seizures. In other neurological applications, PET is used in the diagnosis of dementia, Alzheimer's disease, Pick's disease and Parkinson's disease, and in the evaluation of stroke severity.

In oncology, PET imaging has historically been used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown that PET is more accurate than CAT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. Scans used to assess suspected breast cancer and whether or not the lymph system has become involved are now becoming common practice. Whole body scans are now routinely performed with PET to survey the body for cancer. This application enables oncologists to see the total picture of all metastases in a patient, thereby allowing them to properly tailor the course of treatment.

The radiopharmaceuticals employed in PET imaging are used by the organ in its natural processes, such as blood flow and metabolism, without affecting its normal function, and quickly dissipate from the body. Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which is measured in units of milliRads. Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure, the greater the potential for damage. Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies. A PET cardiac scan, using the radiopharmaceutical Rubidium-82, results in exposure of approximately 96 milliRads, and a neurological PET scan results in exposure of approximately 390 milliRads. In contrast, a typical chest X-ray results in exposure of approximately 150 milliRads and a CAT scan results in exposure of approximately 500 to 4,000 milliRads, depending on the procedure.

Radiopharmaceuticals used in PET technology can be created using many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical used. Radio-pharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or generator. Cyclotrons require an initial capital investment of up to $2 million, an additional capital investment for site preparation, and significant annual operating expenses. Generators require an initial capital investment of approximately $50,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM(TM) systems have been designed flexibly to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features that enhance their ability to use generator processed radio-
pharmaceuticals. As a result, clinics or hospitals intending to focus on certain cardiac PET applications can avoid the significant capital and operating expenses associated with a cyclotron.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

MARKETING  STRATEGY

The Company's initial marketing strategy targeted clinical cardiology based on research conducted at the University of Texas, which showed the commercial potential of clinical cardiology applications of PET imaging. With the development of the POSICAM(TM) HZ and POSICAM(TM) HZL series of systems, Positron is pursuing the full oncology, cardiology and neurology related PET application markets. The Company believes that it can capture additional market share by leveraging its strong reputation in the cardiology marketplace to strengthen its leadership position in this sector, while building its expertise and reputation in the oncology and neurology application markets.

To market its systems, Positron relies on referrals from users of its existing base of installed scanners, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. In 1999, the Company expanded its sales and marketing staff to increase and sustain the stimulation of demand for its systems. There is no assurance that the Company's marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

THE  POSICAM(TM)  SYSTEM

At the heart of the POSICAM(TM) system is its detector assembly, which detects positron emissions, and electronic circuits that pinpoint the location of these positron emissions. POSICAM(TM) systems are easy to use and are not physically confining, thereby not intimidating to patients. POSICAM(TM) scans are commonly performed on an outpatient basis.

The Company's POSICAM(TM) system compares favorably with PET systems produced by other manufacturers based upon count rate and sensitivity. Count rate and sensitivity of an imaging system determine its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The high count rate capability and sensitivity of the POSICAM(TM) systems result in good diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count rate and sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, thereby reducing patient exposure to radiation and potentially reducing the capital cost to some purchasers by eliminating the need for a cyclotron for certain cardiac applications.

The detector assembly consists of crystals, which scintillate (emit light) when exposed to gamma photons from positron-electron annihilations, and photomultiplier tubes, which are coupled to the crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM(TM) detectors. Unlike competing PET systems, this feature permits the configuration of the detector crystals to collect overlapping slices and more accurately measure the volume of interest by eliminating image sampling gaps. This is important since under-sampling or gaps in sampling can contribute to an inaccurate diagnosis. The crystal design also reduces "dead time" - the time interval following the detection and registering of a positron emission during which a subsequent event cannot be detected. The basic unit of identification within each crystal module is small, thereby reducing the probability of multiple hits during a dead period for higher levels of radioactive flux (activity in the patient).

The POSICAM(TM) system creates a high number of finely spaced image slices. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned, and not necessarily the angle a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any designated angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the created image set.

An integral part of a POSICAM(TM) system is its proprietary data acquisition microprocessor and its application system software. The Company's software can reconstruct an image in five seconds or less. The Company has expended substantial effort and resources to develop computer software that is user-friendly and clinically oriented. The only personnel needed to perform clinical studies with the POSICAM(TM) systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.

POSICAM(TM) HZ AND HZL. In addition to the basic POSICAM(TM) system, the Company offers two advanced versions, the POSICAM(TM) HZ and the POSICAM(TM) HZL. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and scan large organs, such as the liver. The


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

POSICAM(TM) HZ and HZL employ new detector concepts to satisfy these needs while maintaining the high count rate capability and sensitivity of the basic POSICAM(TM). In May 1991, the Company received approval from the FDA to market the POSICAM(TM) HZ, and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993, the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has a larger axial field of view than the POSICAM(TM) HZ, facilitating whole body scanning and the scanning of large organs.

The Company believes that the special features of the POSICAM(TM) HZL enhance its usefulness in oncology and neurology applications. As the market for PET systems matures and price sensitivity among purchasers increases, the Company believes that interest in the POSICAM(TM) HZ, which costs less than the POSICAM(TM) HZL, may increase. Furthermore, many price sensitive hospitals and health care providers may seek to leverage external resources for the delivery of PET diagnostic services for their patients. To respond to this market need, the Company intends to expand into the mobile PET market, for which the Company has previously received 510(k) approval from the FDA.

CUSTOMER  SERVICE  AND  WARRANTY

The Company has five field service engineers in the United States who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The company typically provides a one-year warranty to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company currently provides service to all of its POSICAM(TM) systems, ten of which are under formal service contracts: two service contracts are automatically renewed on a month-to-month basis; one automatically renews on a year-to-year basis; two expire in 2000; three expire in 2001; and, two expire in 2002. The Company is currently negotiating to extend all of the service contracts expiring in 2000; however, there can be no assurance that such extensions will be obtained.

The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM(TM) systems during 1999 and 1998.

COMPETITION

The Company faces competition from three other commercial manufacturers of PET systems and from other imaging technologies, primarily SPECT. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others.

The Company's primary competition from commercial manufacturers of PET systems comes from General Electric Company ("GE"), Siemens Medical Systems, Inc. in a joint venture with CTI, Inc. of Knoxville, Tennessee ("CTI/Siemens"), and ADAC Medical Systems ("ADAC"). GE, CTI/Siemens and ADAC have substantially greater financial, technological and personnel resources than the Company. (See "Item
1. Description of Business-Risk Associated with Business Activities-Substantial Competition and Effects of Technological Change".) In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States. These manufacturers represent additional sources of competition which have greater financial, technological and personnel resources than the Company.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

The primary competing technology in the nuclear medicine industry is SPECT. The Company believes that the primary reason SPECT competes successfully with PET is the lower cost of the SPECT systems, which cost between $175,000 and $750,000 as compared with up to $2.0 million (depending on configuration and equipment options) for a POSICAM(TM) system. However, the Company believes its POSICAM(TM) system is a better diagnostic tool since the Company's systems are able to create more accurate images than SPECT imaging. Unlike SPECT, the radioactive substances used by the Company's system is based on naturally occurring substances within the body and allow the POSICAM(TM) systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image. In addition, unlike SPECT, PET imaging enables one to accurately measure the attenuation of a subject and correct for the emission events lost, thereby permitting quantitative measurement of the physiologic process under test.

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

Several manufacturers of SPECT systems are now offering multi-head systems, which have been modified to operate in coincidence mode, similar to a PET scanner. These systems achieve spatial resolutions similar to that of PET scanners, but their sensitivity and count rate capability are only a small fraction of that achieved by true PET scanners, making the images "noisy" and more difficult to interpret. The Company believes these systems are useful for only a very limited class of clinical PET studies using only the FDG radiotracer. In addition, SPECT coincidence systems offer limited, if any, corrections for patient attenuation and scatter, which affects the accuracy of diagnosis.

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

MEDICARE/MEDICAID REIMBURSEMENT. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the U.S. Health Care Financing Administration ("HCFA"), based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. Medicare and Medicaid reimbursement for PET imaging have been, and the Company believes will continue to be, very restrictive. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company's business, financial condition, results of operations and cash flows.

In 1996, HCFA approved reimbursement for one PET procedure in Cardiology. In 1998, four additional procedures in Cardiology, Oncology and Neurology were approved. In February 1999, three additional procedure reimbursements were approved in Oncology. Whether HCFA will continue to approve additional reimbursable procedures, whether private insurers will follow HCFA's lead and/or whether the procedure reimbursement level will be sufficient to stimulate the PET market are unknown at this time.

In  March  2000,  the  FDA  issued  a  "Draft  Guidance"  finding  FDG  and  NH3
(radiopharmaceuticals  used  in  the  Company's  PET  scanner)  to  be  safe and
effective  for  broad  oncology  and  cardiology  indications.   There  is  no
assurance, however, that the FDA's findings in the future will not change or that additional radiopharmaceuticals will be approved.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

PRIVATE INSURER REIMBURSEMENT. Most insurance carriers currently consider PET imaging to be an investigational procedure and do not reimburse for procedures involving PET imaging. However, this perspective has begun to change as a result of Medicare's recent acceptance of reimbursements for certain PET procedures. The Company believes that certain private insurance carriers, while they do not have broad PET reimbursement policies, reimburse for PET scans on a case-by-case basis.

If third-party coverage for PET procedures using the POSICAM(TM) system remains unavailable, it will likely have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

MANUFACTURING

The Company believes that it currently has the ability to assemble its POSICAM(TM) scanners in a 5,400 square foot area of its 8,000 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble a typical POSICAM(TM) system in two to three months, with an additional month required for testing before delivery. The
Company  cannot  assure  that  its  facilities  will  remain  adequate.

There are several essential components of the Company's POSICAM(TM) systems which are obtained from limited or sole sources, including bismuth germinate oxide ("BGO") crystals, which detect gamma photons from positron emissions, and photomultiplier tubes, which convert light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. While the Company attempts to make alternate supply arrangements in the event that the supply of either component is interrupted, there is no assurance that those arrangements can be made and will provide sufficient quantities of those components on a timely or uninterrupted basis. Further, there is no assurance that the cost of supplies will not rise significantly or that components from alternate suppliers will continue to meet the Company's needs and quality control requirements.

RESEARCH  AND  DEVELOPMENT

The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research ("Clayton Foundation"), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company's ability to develop and maintain improved systems. During fiscal years 1997, 1998, and the first half of fiscal year 1999, the Company did not have sufficient funds to conduct substantial research and development activities. In 1999, the Company's research and development expenses were approximately $602,000 compared to $0 in 1998. There can be no assurance that the Company's inability to conduct such activities during that period will not have an adverse effect on its ability to do so in the future, or that any continuing inability to conduct such activities will not have a material adverse affect on the Company's business as a whole in the future.

PATENT  AND  ROYALTY  ARRANGEMENTS

The Company acquired the know-how and patent rights for positron imaging from three entities--the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993, each royalty holder agreed to reduced royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998, the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement,


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

although he made no formal demand. Since that time, the Company has reached agreement with Dr. Gould regarding payment of royalties in the past and in the future, as well as several other issues. The Company has had similar discussions with the Clayton Foundation and Mr. Mullani, although no agreements have been reached with these parties.

Two of the Company's patents, issued in January 1986 and February 1987 and expiring in January 2003 and February 2004, respectively, relate to the staggered crystal array design of its POSICAM systems. One additional patent issued in June 1987 and expiring in June 2004 relates to technology which the company, by obtaining the patent, has reserved the right to use. The Company maintains certain of its patents in Germany and has applied for certain patents in Japan.

The Company seeks to protect its trade secrets and proprietary know-how through confidentiality agreements with its employees and consultants. The Company requires each employee and consultant to enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, and requiring disclosure to the Company of any ideas, developments, discoveries or investigations conceived during employment or service as a consultant and the assignment to the Company of patents and proprietary rights to such matters related to the business and technology of the Company.

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

The Company's POSICAM(TM) systems are regulated as medical devices by the FDA and require pre-market clearance by the FDA. Pursuant to the Medical Device Amendments of May 1976, the FDA classifies medical devices in commercial distribution as a class I, class II, or class III device. This classification scheme is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical devices. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification and adherence to the Good Manufacturing Practices (GMP) regulations. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices require pre-market approval from the FDA and are generally devices which support or sustain human life or present a potential risk of illness or injury. The POSICAM(TM) systems are considered to be class II devices. However, as of December 31, 1999, the FDA has not promulgated a performance standard for PET systems.

Before it can be commercially marketed, a class II device must be approved by the FDA. If a medical device is "substantially equivalent" to a legally marketed class II device, the manufacturer or distributor may seek FDA clearance by filing what is known as a 510(k) pre-market notification which must be supported by data and test results. If the FDA determines that the device is substantially equivalent to a device that has been approved, then it may be marketed in the United States. The FDA may, however, require additional data or test results, or determine that a device is "not substantially equivalent." Requests for additional data or test results or a "not substantially equivalent" determination could delay the Company's market introduction of new products and could have a material adverse effect on the Company's financial results and operations. The FDA is not required to respond to 510(k) pre-market notifications within a specific time period. The FDA recently began requiring a more rigorous demonstration of substantial equivalence, and in many cases the time periods required for product approvals have increased. If the FDA determines that a new product is "not substantially equivalent," then the manufacturer must undergo a lengthy Pre-Marketing Approval process which generally involves clinical trials and submission of data to prove safety and effectiveness before approval is granted. In addition, the FDA prohibits an approved device from being marketed for unapproved applications.

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


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

The Company is also required to register as a medical device manufacturer with the FDA. As such, the Company may be inspected from time to time by the FDA for compliance with the FDA's Good Manufacturing Practices (GMP) regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA labeling requirements. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. To date, no such deaths, injuries or product malfunctions have occurred.

During February 1995, the FDA conducted a GMP compliance inspection at Positron's manufacturing facility that resulted in the issuance of an FDA warning letter to the Company, as well as a Form 483 notice of inspectional observations. The significance of receiving such a letter is that the FDA will not approve applications for pre-market approval or requests for Certificates for Export, and no pre-market notifications (510(k)s) will be found to be substantially equivalent for products manufactured by a company until it responds adequately to the compliance issues stated in the warning letter. Therefore, the Company responded promptly to address the FDA's concerns and recommendations and replied to the FDA in April and May of 1995. Correspondence from the FDA in May 1995 stated that the Company's responses appeared adequate pending follow-up inspections which occurred in February 1996, February 1997 and July 1998. As a result of each inspection, the FDA issued a Form 483 notice of inspectional observations to the Company. The Company promptly addressed each item and listed expected dates of completion for compliance.

In July 1999, the FDA conducted a routine inspection of the Company's manufacturing operation to determine compliance with Quality System Regulations. As a result of the inspection, the FDA issued a Form 483 to the Company listing four inspectional observations. The Company has addressed and responded to the FDA regarding three of the four inspectional observations. The remaining inspectional observation is due for response in July 2000. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters.

The Company is required under Texas law to register with the Texas Department of Health with respect to the Company's maintaining radiopharmaceuticals on premises for testing and for research and development purposes. The Texas
Department of Health has authority to inspect the Company's records and facilities to ensure compliance with these regulations. The Company has received notice of minor violations in the past, which have been satisfactorily resolved with no punitive action. The Company believes that it has taken adequate measures to prevent their recurrence. In addition, the Company intends to register its PET scanners with the Texas Bureau of Radiation Control as it plans to expand into the mobile PET market.

Sales of medical devices outside of the United States may be subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer than that required for FDA approval and the requirements may differ. In July 1999, the Japanese Ministry of Health & Welfare (MHW) approved the use of Positron's Posicam-HZ Series PET scanner in Japan. The Company's Posicam PET scanners are marketed and distributed exclusively in Japan by Imatron-Japan. There is no assurance that the time and effort required to meet the varying requirements of foreign countries may not adversely affect Positron's ability to distribute its systems in some countries.

Each PET imaging center must comply with regulations established by the appropriate agency of the state in which the center is located, under authority delegated by the Nuclear Regulatory Commission governing the possession and use of radiopharmaceuticals for medical diagnostic procedure. In order to secure approval, a PET imaging center must submit an acceptable site for its scanner, employ adequate radiation safety and quality procedures, and provide a physician who meets certain training and experience standards in nuclear medicine.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

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

BACKLOG

The  Company  had  no  backlog for its POSICAM(TM) systems at December 31, 1999.

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

EMPLOYEES

As of December 31, 1999, the Company employed twenty-one (21) full-time employees and two (2) full-time consultants: four (4) in engineering, five (5) in field service, seven (7) in manufacturing, three (3) in sales and marketing, and four (4) in the executive and administration department. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Effective January 22, 1999, S. Lewis Meyer, CEO of Imatron, was appointed Chairman of the Company's Board of Directors and Gary H. Brooks, CFO of Imatron, assumed the responsibilities of President, acting CFO and Secretary of the Company on a part time basis. Those assignments became full time effective September 1, 1999 when Mr. Brooks resigned as CFO of Imatron.

RISKS  ASSOCIATED  WITH  BUSINESS  ACTIVITIES

HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1999 and 1998 were $1,391,000 and $724,000, respectively. At December 31, 1999, the Company had an accumulated deficit of approximately $51,075,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.

RECRUITING AND RETENTION OF QUALIFIED PERSONNEL. The Company's success is dependent to a significant degree upon the efforts of its executive officers and key employees. The loss or unavailability of the services of any of its key personnel could have a material adverse effect on the Company. The Company's success is also dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management, research and development, sales and marketing and engineering. There can be no assurance that the Company will be able to continue to hire and retain a sufficient number of qualified personnel. If the Company is unable to retain and attract such qualified personnel, its business, operating results and cash flows could be adversely affected.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

WORKING CAPITAL DEFICIENCY. At December 31, 1999, the Company had cash and cash equivalents in the amount of $7,180,000 compared to $8,000 at December 31, 1998. The significant increase in cash was due to private placements obtained through Imatron's efforts, which concluded in August 1999 resulting in an equity infusion of approximately $11.4 million net to Positron. Prior to this equity infusion, the Company had minimal amounts of working capital and was unable to timely meet some of its obligations as they came due during fiscal years 1997, 1998 and the first half of 1999. As a result, the Company was in arrears to many of its vendors and suppliers. As of December 31, 1999, such amount owed to vendors and suppliers totaled approximately $388,000 compared to $1,253,000 at December 31, 1998. The Company also deferred paying salaries and certain other benefits to certain management level employees. As of December 31, 1999, such amount owed to management level employees totaled $446,000 compared to approximately $700,000 at December 31, 1998. While the Company has remedied many of those arrearages and adopted a program to meet all of its obligations, there is no assurance that everyone to whom payments are still owed will cooperate with this program. Such failure to cooperate could have an adverse affect on the Company's ability to implement the program in an orderly fashion. Moreover, in spite of the private placements that concluded in August 1999, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits for the foreseeable future. Nonetheless, Positron's independent accountants have removed their qualification regarding the uncertainty of the Company's ability to continue as a going concern, contained in the Company's 1998 year-end financial statements.

NASDAQ  SMALLCAP  MARKET  ELIGIBILITY  FAILURE TO MEET MAINTENANCE REQUIREMENTS:
DELISTING OF SECURITIES FROM THE NASDAQ SYSTEM. The Company's Common Stock was previously listed on the NASDAQ SmallCap Market. The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the NASDAQ SmallCap Market. The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $2,000,000. In 1997, the Company failed to maintain its NASDAQ stock market listing and may not meet the substantially more stringent requirements to be re-listed for some time in the future. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to be re-listed under the NASDAQ SmallCap Market System.

Trading of the Company's Common Stock is currently conducted on the NASD's Electronic Bulletin Board. Trading in the Common Stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 1999, the closing price of the Company's Common Stock was $0.56. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's Common Stock is severely affected due to the limitations placed on broker/dealers that sell the Common Stock in the public market.

SUBSTANTIAL COMPETITION AND EFFECTS OF TECHNOLOGICAL CHANGE. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from General Electric Company, Siemens Medical Systems, Inc. in a joint venture with CTI, Inc., and ADAC Medical Systems, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies which are more firmly established and have a greater market acceptance, including single-photon emission computed tomography (SPECT). There can be no assurance that the Company will be able to compete successfully against any of its competitors.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

NO ASSURANCE OF MARKET ACCEPTANCE. The POSICAM(TM) systems involve new technology that competes with more established diagnostic techniques. The purchase and installation of a PET system involves a significant capital expenditure on the part of the purchaser. A potential purchaser of a PET system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure. There can be no assurance that PET technology or the Company's POSICAM(TM) systems will be accepted by the target markets, or that the Company's sales of POSICAM(TM) systems will increase or that the Company will ever be profitable.

PATENTS AND PROPRIETARY TECHNOLOGY. The Company holds certain patent and trade secret rights relating to various aspects of its PET technology, which are of material importance to the Company and its future prospects. There can be no assurance, however, that the Company's patents will provide meaningful protection from competitors. Even if a competitor's products were to infringe on patents held by the Company, it would be costly for the Company to enforce its rights, and the efforts at enforcement would divert funds and resources from the Company's operations. Furthermore, there can be no assurance that the Company's products will not infringe on any patents of others.

In addition, the Company requires each employee and/or consultant to enter into a confidentiality agreement designed to assist in protecting the Company's proprietary rights. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure of such information, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and proprietary know-how.

GOVERNMENT REGULATION. Various aspects of testing, manufacturing, labeling, selling, distributing and promoting our systems and the radiopharmaceuticals used with them are subject to regulation on the federal level by the FDA and in Texas by the Texas Department of Health and other similar state agencies. In addition, sales of medical devices outside the United States may be subject to foreign regulatory requirements that vary widely from country to country. The FDA regulates medical devices based on their device classification. Positron's device is listed as a Class II medical device, whose safety and effectiveness are regulated by the use of special controls such as published performance standards. To date, the FDA has not published performance standards for PET systems. If the FDA does publish performance standards for PET systems, there can be no assurance that the standards will not have a potentially adverse effect on our product, including substantial delays in manufacturing or disrupting the Company's marketing activities. Other FDA controls, reporting requirements and regulations also apply to manufacturers of medical devices, including: reporting of adverse events and injuries, and the mandatory compliance with the Quality System Regulations commonly known as Good Manufacturing Practices.

In addition to the regulatory requirements affecting the day-to-day operations of the Company's product, the FDA requires medical device manufacturers to submit pre-market clearance information about their proposed new devices and/or proposed significant changes to their existing device prior to their introduction into the stream of commerce. This process, commonly referred to as a 510(k) Clearance, is an extensive written summary of performance information, comparative information with existing medical devices, product labeling information, safety and effectiveness information, intended use information, and the like. Until the FDA has had the opportunity to thoroughly review and "clear" the submission, commercial distribution of the product is specifically disallowed. Although the FDA is required to respond to all pre-market notifications within ninety days of receiving them, the FDA often takes longer to respond. Once the FDA has cleared the device, it notifies the manufacturer in terms of a "substantial equivalence" letter. The manufacturer may begin marketing the new or modified device when it receives the substantial equivalence letter. If the FDA requires additional information or has specific questions, or if the Company is notified that the device is not "substantially equivalent" to a device that has already been cleared, the Company may not begin to market the device. A non-substantial equivalence determination or request for additional information of a new or significantly modified product could materially affect the Company's financial results and operations. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA. Delays in receiving regulatory approval could have a material adverse effect on the Company's business.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company's operation in July 1999. The inspection resulted in issuance of four inspectional observations. The Company has addressed three of the four inspectional observations and provided responses to the FDA. The remaining inspectional observation is due for response in July 2000. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company's corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet expected dates of completion for compliance.

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes. While in the past the Company has received notice of only minor violations which were promptly and easily corrected, and while the Company believes that it has taken adequate measures to prevent the recurrence of any violations, there is no assurance that violations may not occur in the future, which could have a material adverse effect on the Company's operations.

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

Further, sales of medical devices outside the country may be subject to foreign regulatory requirements. These requirements vary widely from country to country. There is no assurance that the time and effort required to meet those varying requirements may not adversely affect Positron's ability to distribute its systems in some countries.

CERTAIN FINANCING ARRANGEMENTS. In order to sell its POSICAM(TM) systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements. The venture arrangements have involved lower cash prices for the Company's systems in exchange for interests in the venture. These arrangements expose the Company to the attendant business risks of the ventures. The Company has, in certain instances, sold its systems to financial intermediaries, which have, in turn, leased the system. Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its regular market price on normal sale terms. There can be no assurance that the Company will not find it necessary to enter similar transactions to effect future sales. Moreover, the nature and extent of the Company's interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as "financing arrangements" rather than "sales" for financial reporting purposes. Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company's financial results.

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

NO DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock Statement of Designation prohibits the payment of Common Stock dividends until all required dividends have been paid on the Series A preferred stock. As of December 31, 1999, approximately $274,000 of preferred stock dividends were undeclared and unpaid by the Company.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies an 8,000 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The facility is leased through March 2001 at a rate of approximately $4,250 per month. The Company estimates the space to be sufficient for 2000.

                           ITEM 3.  LEGAL PROCEEDINGS

The City of Houston, Katy Independent School District (KISD) and Harris County together brought a consolidated action against the Company for delinquent taxes and other assessments relating to tax years 1995 through 1997. In February 1998, judgment was entered against the Company in the amount of approximately $240,000. In November 1998 the Company negotiated a payment schedule with the City of Houston, KISD and Harris County in order to retire the judgment as to each entity and also for payments of assessments relating to the 1998 tax year, which were also delinquent but which no action has been brought. The Company has been maintaining the payment schedule relating both to the judgment relating to prior tax years and to the 1998 tax year. As of December 31, 1999, the delinquent taxes for the 1998 tax year had been paid in full, and the unpaid delinquent taxes and other assessments relating to prior tax years totaled $71,088.

In January 1996, the Company entered into an employment agreement with Werner J. Haas, Ph.D, for Dr. Haas to serve as Positron's President and Chief Executive
Officer for two years. In February 1997, Dr. Haas informed the Board that he considered his contract to have been constructively terminated for failure to pay the February 15, 1997 payroll to any of the Company's management employees and specifically to him. Dr. Haas resigned as an employee and member of the Board and demanded that the Company pay him all past due salary as well as nine months severance pay. The Company replied that it believed no amounts were due under his employment agreement. Dr. Haas recently filed an action in state court claiming other and additional demands for payment for an aggregate demand of approximately $250,000. The Company intends to vigorously defend its position and has not recorded any additional liability for this claim. There can be no assurance, however, that the claim will not result in the Company's incurring a liability.

The Company acquired the know-how and patent rights for positron imaging from three entities--the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993, each royalty holder agreed to reduced royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998, the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement, although he made no formal demand. Since that time, the Company has reached agreement with Dr. Gould regarding payment of royalties in the past and in the future, as well as several other issues. The Company has had similar discussions with Clayton Foundation and Mr. Mullani, although no agreements have been reached with these parties.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on December 17, 1999 at its headquarters offices in Houston, Texas. A quorum was present, consisting of more than a majority of the outstanding voting power of the Common Stock and Series A Preferred Stock voting together as one class. At the meeting, the shareholders elected all four nominees for director, consisting of S. Lewis Meyer, Gary H. Brooks, Gary B. Wood, PhD, and Antonio P. Falcao. In addition, a majority of the shareholders then voting approved the following: adoption of the Company's 1999 Stock Option Plan and authorization of 4,000,000 common shares issuable pursuant to that Plan; adoption of the Company's 1999 Non-Employee Directors' Stock Option Plan and authorization of 500,000 common shares issuable pursuant to that Plan; adoption of the Company's 1999 Stock Bonus Plan and authorization of 1,000,000 common shares issuable pursuant to that Plan; adoption of the Company's 1999 Stock Purchase Plan and authorization of 500,000 common shares issuable pursuant to that Plan; ratification of the appointment of Ham, Langston & Brezina to audit the Company's financial statements for the fiscal year ended 1998.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

                                     PART II

      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In December 1993, the Company completed an initial public offering of 1,750,000 shares of Common Stock and 1,946,775 redeemable warrants (the "Redeemable Warrants") to purchase Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering there was no public market for the Company's Common Stock. The Redeemable Warrants expired in December 1998. The Company's Common Stock is currently traded in the over-the-counter securities market, and quoted on the NASD's Electronic Bulletin Board under the symbol POSC. The Company's Common Stock and, prior to their expiration, the Redeemable Warrants, were previously traded on the NASDAQ SmallCap Market but were delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ SmallCap Market. See "Item
1.  Description  of  Business  -  Risks  Associated  with  Business Activities."

The following range of the high and low reported closing sales prices for the Company's Common Stock for each quarter in 1999, 1998 and1997, all as reported on the NASDAQ OTC Bulletin Board or the NASDAQ SmallCap Market.

                    1999          1998         1997
                ------------  ------------  ------------
                High    Low   High    Low   High    Low
                -----  -----  ----   -----  -----  -----
First Quarter   $0.44  $0.12  $0.63  $0.27  $3.38  $1.25
Second Quarter  $0.70  $0.12  $0.61  $0.19  $1.94  $0.38
Third Quarter   $1.09  $0.47  $0.45  $0.21  $1.44  $0.42
Fourth Quarter  $0.91  $0.38  $0.50  $0.04  $0.95  $0.17

There were approximately 258 shareholders of record of Common Stock as of March 15, 2000, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its Common Stock. The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Series A Preferred Stock Statement of Designation prohibits the payment of Common Stock dividends until all required dividends have been paid on the series of preferred stock. As of December 31, 1999, approximately $274,000 of preferred stock dividends are undeclared and unpaid by the Company.

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company's POSICAM(TM) system, 13 of which are currently in operation in certain medical facilities in the United States. The Company has never been able to sell its POSICAM(TM) systems in sufficient quantities to achieve profitability.

In May 1998, the Company entered into a series of agreements (the "Imatron Transaction") with Imatron Inc., a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

January 22, 1999, Imatron acquired majority ownership of the Company. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations. The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the Agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements. The loan bore interest at 1/2% over the prime rate, was due March 1, 2000 (with interest being payable monthly), and was secured by all of Positron's assets.

Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's Common Stock on January 22, 1999, representing at that time a majority ownership of the outstanding common stock of Positron on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. Positron received a nominal cash acquisition price from Imatron in payment for the shares plus a series of affirmative commitments.

Imatron, in addition to providing limited working capital financing, agreed and has been working to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc., by agreeing to take, after the share purchase, all reasonable efforts to cause the placement of 10
POSICAM(TM) systems over the next three years. Imatron also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock. All of those conditions were met, and the shares were issued on January 22, 1999. Through Imatron's efforts, private placements were concluded in August 1999 resulting in an equity infusion of approximately $11.4 million net to Positron.

As part of the consummation of the transaction in January 1999, all the Company's directors and officers of Positron, except for Dr. Wood, resigned and
S. Lewis Meyer and Gary H. Brooks were nominated by Imatron to fill those vacancies. Positron shareholders approved an amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares.

In connection with the above transactions, Positron, Imatron and two of the lenders to Positron, Uro-Tech, Ltd. and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998, and $50,000 for each of the months of September, October, and November 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron. Consistent with the amendment to the Imatron Agreement, the Company and ProFutures amended their agreements to provide further waivers of any past defaults and further extended the maturity of the ProFutures Loan to December 5, 1998 and minimum loan repayments of $50,000 for each of the months of September, October and November 1998. Imatron agreed to continue to subordinate its loan to the ProFutures Loan, and Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan.

The ProFutures loan was fully paid and retired in December 1998, in part from proceeds received from the sale of the system being leased by Buffalo Cardiology and Pulmonary Associates. Since then, the Imatron loan and the Uro-Tech loan have also been repaid and retired, in part from proceeds received from the private placement that concluded in August 1999.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS

During the year ended December 31, 1999, the Company experienced a net loss of $1,391,000 in 1999 from $724,000 in 1998. The increase in net loss is primarily the result of the re-launch of Positron, which began with the equity infusion in August 1999. In the fourth quarter, this resulted in significantly higher overhead with no sales. In addition, a complete review of all balance sheet accounts resulted in additional reserves in some accounts, with emphasis on potential exposure in obsolete inventory and rent.

REVENUES: The Company generated no revenue from system sales during fiscal years 1999 and 1998. Fee per scan revenues decreased to $0 in 1999 from $455,000 in 1998 due to Buffalo Cardiology & Pulmonary Associates' purchase of its leased scanner from the Company in the fourth quarter of 1998. Component revenue for fiscal year 1999 was $112,000 versus $0 for 1998. Overall service, warranty and component revenue decreased by $24,000 to $1,529,000 in 1999 as compared to $1,553,000 in 1998 due to normal fluctuations in service.

COST OF SALES AND SERVICES: Cost of system sales were $0 in 1999 and 1998 due to the fact that no systems were sold during these two years. Costs of fee per scan decreased to $0 in 1999 from $118,000 in 1998 due to Buffalo Cardiology & Pulmonary Associates' purchase of its leased scanner from the Company. Service, warranty and component cost increased by $941,000 to $1,343,000 in 1999 from $402,000 in 1998 due primarily to the Company's staff expansion in 1999 as it began to rebuild infrastructure to expand operations. The Company took a charge of $358,000 to reduce obsolete net inventory through the disposal of inventory previously carried at $1,158,000 gross with a reserve of $800,000.

OPERATING EXPENSES: Prior to Positron's equity infusion in August 1999, the Company operated in a limited customer service mode due to liquidity problems. As a result of Positron's equity financing, however, the Company began rebuilding infrastructure to expand operations. Consequently, research and development expenses increased to $602,000 in 1999 from $0 in 1998. In 1998, the Company's R&D staff was utilized in the customer service support function. Selling, general and administrative expenses decreased to $1,261,000 in 1999 from $1,700,000 in 1998 due to streamlining administrative overhead, and Positron's shift from a limited customer service mode to a fully functioning design, manufacturing, marketing and customer service operation in 1999. As a result of the Company's build-up of staff and infrastructure to expand operations and stimulate product demand, sales and marketing expenses increased to approximately $260,000 in 1999 from $0 in 1998, which is included in total SG&A expenses.

OTHER EXPENSES: Net interest income was $108,000 in 1999 versus interest expense of $525,000 in 1998 due primarily to the interest income on the equity capital in the second half of 1999, the reduction of interest expense resulting from the payoff of the Imatron and Uro-Tech loans in August 1999, and the payoff of the ProFutures loan in December 1998.

The Company recognized extraordinary income in 1999 of $205,000 on the partial forgiveness of accrued interest on the Uro-Tech note. This note, plus the remaining accrued interest, was paid in full in August 1999.

NET  OPERATING  LOSS  CARRY  FORWARDS

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $43,600,000 which expire in 2000 through 2019. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock severely limits the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

LIQUIDITY  AND  CAPITAL  RESERVES

Since its inception the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be profitable. Consequently, the Company has sustained substantial losses. Net losses for the years ended December 31, 1999 and 1998 were $1,391,000 and $724,000, respectively. At December 31, 1999, the Company had an accumulated deficit of $51,075,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 1999, the Company had cash and cash equivalents in the amount of $7,180,000 compared to $8,000 at December 31, 1998. Particularly during fiscal years 1997, 1998 and the first half of 1999, the Company had minimal amounts of working capital and was unable to timely meet some of its obligations as they came due. Consequently, the Company was in arrears to many of its vendors and suppliers. However, as a result of the equity infusion in August 1999, the Company was able to implement a program to meet its obligations and thereby remedy many of the arrearages. As of December 31, 1999, such amount owed to vendors and suppliers totaled approximately $388,000 compared to $1,253,000 at December 31, 1998. The Company also deferred paying salaries and certain other benefits to certain management level employees. As of December 31, 1999, such amount owed to management level employees totaled $446,000 compared to approximately $700,000 at December 31, 1998. While the Company has remedied many of those arrearages and adopted a program to meet all of its obligations, there is no assurance that everyone to whom payments are still owed will cooperate with this program.

Due to Imatron's efforts, the private placements, which concluded in August 1999, resulted in an equity infusion of approximately $11.4 million net to Positron. It is possible, however, that the Company will continue to experience operating losses and accumulate deficits in the future. Nonetheless, the qualification from Positron's independent accountants regarding the uncertainty of its ability to continue as a going concern, contained in the Company's 1998 year-end financial statements, has been removed.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------
INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS

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

          ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

On April 7, 1998, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), by means of a letter addressed to the Chairman of the Board and Chief Executive Officer of Positron Corporation informed the Company that it had resigned as the Company's independent auditors. The resignation arose from Coopers & Lybrand's desire to terminate its relationship with the Company because of the Company's then current financial condition.

The report of Coopers & Lybrand for either of the of the two years prior to the resignation did not contain an opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except: (i) Coopers & Lybrand's report on the financial statements of the Company as of and for the year ended December 31, 1996, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty"; and (ii) The financial statements as of and for the fiscal year ended December
31,  1997  have  not  been  audited.

This decision to resign was made by Coopers & Lybrand and was neither approved nor disapproved by the Company's Board of Directors.

During the two fiscal periods ended December 31, 1998 and December 31, 1997 and from December 31, 1997 to the date of Coopers & Lybrand's resignation, there were: (i) no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Coopers & Lybrand would have caused it to make reference thereto in its report; and (ii) no reportable events as defined in paragraph 304(a)(1)(iv) of Regulation S-B.

Coopers & Lybrand has provided the Securities and Exchange Commission with a letter agreeing to the disclosure contained herein.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

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

                                    PART III

    ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                            DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company consist of the following individuals:

NAME                 AGE                                POSITION
-------------------  ---  ---------------------------------------------------------------------
S. Lewis Meyer        55  Director, Chairman of the Board (appointed/effective January 22,1999)

Gary H. Brooks        51  Director, President, acting Chief Financial Officer and Secretary
                          (appointed/effective January 22, 1999)

Gary B. Wood, Ph.D.   50  Director, Chief Executive Officer (resigned as CEO effective January
                          22, 1999)

Antonio P. Falcao     28  Director

John J. Ariatti       53  Vice President, Sales & Marketing

S. Lewis Meyer was appointed to the Board on January 22, 1999 in connection with a series of agreements entered into by the Company and Imatron Inc. ("Imatron") in May 1998, pursuant to which in January 1999 Imatron purchased 9,000,000 shares of Company common stock, representing a majority of the Company's common stock at the time ("Imatron Transaction."). Positron received a nominal cash amount from Imatron in payment for the shares. Imatron began making working capital advances available to Positron in order to enable it to meet a portion of its current obligations. As of December 31, 1998 Positron had borrowed $600,000 from Imatron pursuant to a promissory note bearing interest at one-half percent over prime and secured by all of the Company's assets. The loan was retired in September 1999. In addition to providing limited working capital financing, Imatron agreed to support Positron's marketing program by seeking to cause the placement of ten POSICAM systems with third parties over the next three years, and also by using its best efforts to arrange for additional third-party equity financing in an aggregate amount of not less than $8,000,000. As part of the consummation of the transaction in January 1999, all the Company's directors and officers, except for Dr. Wood, resigned and Mr. Meyer and Gary H. Brooks were nominated by Imatron to fill those vacancies.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

Also on January 22, 1999 Mr. Meyer was appointed as Chairman of the Board. While the Chairman of its Board of Directors, Mr. Meyer is neither an employee nor an executive of the Company. Mr. Meyer also continues to serve as Chief
Executive Officer of Imatron, which position he has held since June 23, 1993. From April 1991 until joining Imatron, he was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991 he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto he was Founder, President and Chief Executive Officer of American Health Services Corp., (now Insight Health Services) a developer and operator of diagnostic imaging and treatment centers. Mr. Meyer is a director of Imatron, and of FiNet.com, Inc. and the Chairman of its Compensation Committee. Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California in 1966, an M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

Gary H. Brooks has served as a director since January 22, 1999, appointed also in connection with the Imatron Transaction. (See above.) Also on that date he was appointed as President, Secretary and Treasurer of the Company and served in those capacities on a part-time basis until September 1, 1999, when he assumed those responsibilities on a full-time basis. Prior to joining the Company on a full-time basis, Mr. Brooks served as Vice President of Finance and Administration, Chief Financial Officer and Secretary for Imatron since December 1993. Prior to joining Imatron, he was Chief Financial Officer and Director for five years at Avocet, a privately-held sports electronics manufacturer located in Palo Alto, CA. Mr. Brooks received his B.A. in Zoology in 1971 from the University of California, Berkeley, and an M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

Dr. Gary B. Wood has served as a director from April 1990 to the present, and as its Chairman until January 1999. From October 1, 1994 to December 31, 1995, he also acted as President and Chief Executive Officer of the Company. He assumed those offices again from February 1997 until January 1999 when Mr. Brooks was appointed President. Dr. Wood is also President of Concorde Financial Corporation, a private investment, management and consulting firm which he founded in 1981 and is the founder, chairman and a principal shareholder of OmniMed Corporation, a venture capital investment firm founded in 1986. OmniMed specializes in investing in the biotechnology and health care industries. Dr. Wood holds a BS and MS in Electrical Engineering (with special emphasis in biomedical instrumentation) and an interdisciplinary Doctorate of Philosophy from Texas Tech University. Certain of the entities controlled by Dr. Wood are principal shareholders of Positron.

Antonio P. Falcao has served as a director since December 17, 1999. Since 1994, he has been the Chief Financial Officer for several companies of the A. Amorim Group, a business group based in Portugal that owns Banco Nacional de Credito Imobiliario, a Portuguese real estate bank. An affiliate of Amorim is a principal shareholder of the Company. The A. Amorim Group, which is affiliated with Americo Ferreira Amorim, also has interest in the cork, textile, hotel, oil, finance and telecommunications industries. In addition, since February
1999, Mr. Falcao has served as a director of FiNet.com, Inc., an on-line mortgage banking company. Mr. Falcao received his degree in Finance and Economics from the University of Oporto.

John J. Ariatti was appointed as Positron's Vice President, Sales and Marketing, effective September 27, 1999, with over 20 years of sales and marketing experience in the medical imaging industry. During the last five years, Mr. Ariatti has served as Vice President of Marketing and then as Vice President of Sales for Toshiba America Medical Systems from 1995 through 1998, Director of
Sales and Marketing for Elscint from January to August 1995, and Director of Sales, Marketing and Customer Support for Otsuka Electronics from June 1991 until he joined Elscint.


                        ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information with respect to compensation paid by the Company during the years ended 1999, 1998 and 1997 and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 1999 and 1998.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------



SUMMARY  COMPENSATION  TABLE
----------------------------


Name and Principal    Fiscal                       Other Annual   Restricted   Options/     LTIP       All Other
Position               Year   Salary($)(a)  Bonus  Compensation  Stock Awards    SARs      Payouts  Compensation(b)
--------------------  ------  ------------  -----  ------------  ------------  ----------  -------  ----------------

Gary H. Brooks,         1999    $80,484(c)     --           --            --        --          --                --
President

Gary B. Wood,           1999     $6,667        --           --            --        --          --                --
President and Chief     1998    $93,333        --           --            --        --          --                --
Executive Officer       1997    $33,333        --           --            --        --          --                --
(2/1/97 to 1/22/99)

John J. Ariatti         1999    $42,076(d)     --           --            --   650,000(d)       --                --

Howard Baker            1998   $163,027(e)     --           --            --        --          --            $1,986
                        1997    $91,000        --           --            --        --          --                --
------------------------

(a)     Amounts shown include cash and non-cash compensation earned with respect to the year shown above.

(b)     Represents  the  Company's  matching  contributions  to  its  401(k)  plan.

(c)     Mr. Brooks served as President on a part-time basis from January 22, 1999 until September 1, 1999, and thereafter on a full-time basis.  This number reflects compensation paid through 12/31/99.  Mr. Brooks also received $20,000 in reimbursement  of  relocation  expenses  in  1999.

(d)     Mr.  Ariatti was appointed Vice President, Sales and Marketing effective September 27, 1999.  This number reflects compensation  paid  him  from  that  date  through  12/31/99.  In connection with his employment he was granted options to purchase  650,000  shares  of Positron common stock exercisable at $0.47, the market price of the stock on the grant date.  The options vest quarterly over the first four  years  from  the  date  of  grant.  81,250  of  these options are exercisable within 60 days of
        March  15,  2000.

(e)     Mr. Baker served as EVP, Sales and Marketing during 1997 and until December  1998  when  he  resigned.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the options granted during the last fiscal year to each of the named executive officers of the Company:


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

OPTION/SAR  GRANTS  IN  FISCAL  YEAR  1999

                                                              Potential Realizable Value at Assumed
                                                             Annual Rates of Stock Price Appreciation
                      Individual Grants                                For Option Term
======================================================================================================
                  Number of     % Of Total
                 Securities      Options
                    Under       Granted to     Exercise or
                   Options     Employees in    Base Price    Market   Expiration
Name             Granted (#)  Fiscal Year(a)     ($/Sh)       Price      Date       0%($)    5%($)(b)
---------------  -----------  --------------  -------------  -------  ----------  ---------  ---------
John J. Ariatti      650,000           44.4%  $        0.47  $  0.47    09/26/09  $ 305,500  $ 497,627

(a)  1,462,500 options were granted to employees, including executive officers, during the last fiscal year.

(b)  Based  on  10 year option term and annual compounding; results in total appreciation of 62.9% (at
     5%  per  year)  and  159.4%  (at  10%  per  year).

OPTION  EXERCISES  IN  LAST  FISCAL  YEAR  AND  YEAR-END  OPTION  VALUES

The following table sets forth the options exercised during the last fiscal year by Named Executive Officers of the Company:

AGGREGATED  OPTIONS/SAR  EXERCISES  IN FISCAL YEAR 1999 AND FISCAL YEAR-END OPTION/SAR VALUES
=============================================================================================

                    Shares                         Unexercised               Unexercised In-The-Money
                  Acquired On    Value   Options/SARs At Fiscal Year-End  Options/SARs at Fiscal Year-End
Name               Exercise    Realized  Exercisable       Unexercisable  Exercisable       Unexercisable
---------------    --------    --------  -----------       -------------  ------------      -------------
Gary B. Wood             --          --           --                  --            --                 --

Gary H. Brooks           --          --           --                  --            --                 --

John J. Ariatti          --          --       40,625             609,375        $3,758            $56,672

---------------

COMPENSATION  OF  DIRECTORS

The Company reimburses directors for their reasonable expenses associated with attending meetings of the Board of Directors. Directors who are full-time employees of Positron Corporation are not separately compensated for their service on the Board. Until January 22, 1999, non-employee directors were eligible to receive $12,500 annually for their services and attendance at regular Board meetings, and $500 for each additional Board or committee meeting attended, not to exceed an additional $2,500 per year. The Chairman of the Board also received an additional annual retainer of $2,000 per year. Due to the financial constraints facing the Company during 1997 and 1998, non-employee directors were not paid fees for their services as director. From January 22, 1999 until the end of 1999, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

On and after October 6, 1999, each non-employee director is eligible to receive an option to purchase 25,000 shares of common stock under Positron's 1999
Non-employee Directors' Stock Option Plan. The exercise price is equal to 85% of the fair market value of the common stock on the date of grant. In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant. In the latter event, the common stock acquired upon exercise of such options are subject to a right of repurchase in favor of Positron which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

The 1999 Non-Employee Directors' Plan replaces portions of the 1994 Stock Option Plan, pursuant to which both employee and non-employee directors were eligible to receive stock option grants. Pursuant to the 1994 Plan, each non-employee director was automatically granted a one time stock option to purchase 10,500 shares of common stock at the time of election, and on reelection an option to purchase that number of shares equal to the quotient derived by dividing $15,000 by the fair market value of the common stock on the date of grant. 160,000 shares had been reserved for issuance to non-employee directors under the 1994 Plan, of which 113,724 non-statutory options had been granted as of December 31, 1998. No additional option grants were made to non-employee directors in 1999, and the Plan was terminated by the Board of Directors effective October 6, 1999, simultaneous with the adoption by the Board of the 1999 Non-Employee Directors' Plan.

COMPENSATION  ARRANGEMENTS

Effective January 22, 1999, the Company entered into an employment agreement with Gary H. Brooks. Pursuant to the Agreement, he was appointed initially as President of the Company with an initial employment term ending June 15, 2000, with a rolling six month basis thereafter. From January 22, 1999 until June 15, 1999, and then from June 15, 1999 through August 31, 1999, his base salary was $1,000 and $3,416.67 per month respectively, reflecting his less than full-time commitments to the office during these periods. Effective September 1, 1999 and his full-time assignment with the Company, his salary increased to $185,000 on an annualized basis. In addition to participation in the Company's group benefit plans and a monthly automobile allowance, Mr. Brooks was given the opportunity to purchase for $20,000 a warrant to purchase 3,000,000 shares of the Company's common stock exercisable at $0.30 per share. The warrant, and the underlying common stock, are subject to the Company's repurchase right, which lapses 25% immediately and the remainder quarterly over the next three years. The Board can terminate Mr. Brooks' employment without cause on thirty days' written notice and the payment of base salary for the remainder of the employment term or six months, whichever is greater.

COMPENSATION  PLANS

EMPLOYEE  STOCK  OPTION  PLAN

Positron has had several employee stock option plans, most recently the 1994 Stock Option Plan, which was terminated by the Board effective October 6, 1999, and the 1999 Employee Stock Option Plan, which was adopted by the Board effective June 15, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. Both the 1994 Plan and the 1999 Plan are administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plans, including the number of shares, exercise price, term and exercisability. Options granted under the plans may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).

Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. As of December 31, 1999, 1,462,500 options had been granted under the 1999 Stock Option Plan.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN

The 1999 Non-employee Directors' Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates. In the fiscal year ended December 31, 1999, one director received an automatic grant to purchase 25,000 shares of common stock on his initial election to the Board in December 1999.

1999  STOCK  BONUS  INCENTIVE  PLAN

In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant.

1994  INCENTIVE  AND  NON-STATUTORY  OPTION  PLAN

On June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Non-statutory Option Plan (the "1994 Plan"). The 1994 Plan was an arrangement under which certain individuals could be granted options for incentive stock options and Non-statutory stock options as described below. Subject to adjustment as set forth in the 1994 Plan, the aggregate number of shares of the Company's Common Stock that could be the subject of awards was 610,833. Of the 610,833 shares of Common Stock available under the 1994 Plan 160,000 were reserved for issuance to non-employee directors. As of December 31, 1998, 345,481 options had been granted to employees and 113,724 options had been granted to non-employee directors. No awards were under the Plan in 1999.

The Compensation Committee of the Board of Directors administered the 1994 Plan. The Compensation Committee consisted of two or more directors who, except for automatic grants for non-employee directors under Section 7 of the 1994 Plan, were not eligible and did not, within one year prior to the appointment of the Compensation Committee, receive equity securities of the Company under the 1994 Plan or any other incentive plan of the Company. The 1994 Plan was terminated effective October 6, 1999.

1999  EMPLOYEE  STOCK  PURCHASE  PLAN

A total of 500,000 shares of common stock has been reserved for issuance under Positron's Employee Stock Purchase Plan (the "Purchase Plan"), none of which has as yet been issued. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

401(K)  PLAN

The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 1999 and 1998 was $9,184 and $11,490 respectively. Dr. Wood is not eligible to participate in the Company's 401(k) Plan.

POLICY  WITH  RESPECT  TO  $1  MILLION  DEDUCTION  LIMIT

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 1999 or 1998.

    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of December 31, 1999 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS(a)

                                                                              % of
                           Number of                        Number of     Outstanding
                           Shares of                        Shares of       Series A
Name and Address of         Common    % of Outstanding      Series A       Preferred
Beneficial Owner             Stock     Common Stock(b)   Preferred Stock     Stock
-------------------------  ---------  -----------------  ---------------  ------------

Uro-Tech Ltd.(c)           1,690,188               2.8%          433,329         44.2%
-------------------------  ---------  -----------------  ---------------  ------------
Imatron Inc.(d)            9,000,000              15.5%
-------------------------  ---------  -----------------  ---------------  ------------
Banco Privado Portuges(e)  5,000,000               8.6%
-------------------------  ---------  -----------------  ---------------  ------------
Amorim
Dessenvolvimento,
S.G.P.S., S.A.(f)          2,900,000               5.0%
-------------------------  ---------  -----------------  ---------------  ------------
Dapicod Investments Co.,
Ltd.(g)                    5,000,000               8.6%
-------------------------  ---------  -----------------  ---------------  ------------


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

-----------------

(a)     Security  ownership information for beneficial owners is taken from statements filed with the  Securities and Exchange Commission pursuant to Sections 13(d),
        13(g) and  16(a)  and  information  made  known  to  the  company.

(b)     Based  on  58,136,039  common  shares  outstanding  on  March  15,  2000.

(c)     Includes  388,787  shares  of  common  stock  owned by Uro-Tech, Ltd., a Texas limited  partnership,  the  general  partner  of  which is OmniMed Corporation
        ("OmniMed").  Includes 984,730 shares of common stock issuable upon conversion of 433,329 shares of Series A  8%  cumulative convertible redeemable preferred stock, and 216,671 warrants to purchase  common stock acquired upon conversion of  $650,000 in principal amount of the  Uro-Tech loan.  Also includes 100,000 shares  issuable  upon  conversion  of  warrants acquired  in  connection with extending  and  retiring  the  Uro-Tech  loan.  Dr. Wood  is  a  director  and beneficially  owns  63.7%  of  the  outstanding  voting securities of OmniMed.

(d)     Represents  all  securities  purchased in connection with Imatron Transaction.
        See Directors, Officers, Promoters and Control Persons above. The headquarters offices of Imatron are located at 389 Oyster Point Blvd.,  So. San  Francisco,
        CA 94080.

(e)     R.  Muezinho  da  Silveira,  12,  1250  Lisbon,  Portugal.

(f)     Edificio  Amorim,  Rua  de  Melandas  No.  380 (Apartado 20), 4536 Mozelos VFR
        Codex,  Portugal.

(g)     Edificio Peninsula, Praca do Bom Sucesso 127/131 - 7th, ESC. 702, Ap. 551236EC
        Galiza,  4051-401  Porto,  Portugal.

SECURITY  OWNERSHIP  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table presents the security ownership of the Company's Directors and Named Executive Officers:

                                              Beneficial      Percent
Title of Class   Name of Beneficial Owner    Ownership(aa)  of Class(bb)
--------------  ---------------------------  -------------  ------------
Common          Gary H. Brooks               3,050,000(cc)          5.2%
--------------  ---------------------------  -------------  ------------
Common          S. Lewis Meyer               1,579,000(dd)          2.7%
--------------  ---------------------------  -------------  ------------
Common          Gary B. Wood, Ph.D              65,513(ee)            *
--------------  ---------------------------  -------------  ------------
Common          John J. Ariatti                 81,250(ff)            *
--------------  ---------------------------  -------------  ------------
Common          All Directors and Executive
                Officers as a Group              4,775,763          8.2%
--------------  ---------------------------  -------------  ------------
------------------

*        Does not exceed 1%  of  the  referenced  class  of  securities.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

(aa)     Ownership  is  direct  unless  indicated  otherwise.

(bb) Calculation based on 58,136,039 common shares outstanding as of March 15, 2000.

(cc) Includes 50,000 shares owned directly and 3,000,000 shares issuable upon the exercise of warrants that are exercisable as of March 15, 2000 or that will become exercisable within 60 days thereafter.

(dd) Includes 79,000 shares owned directly and 1,500,000 shares issuable upon the exercise of warrants that are exercisable as of March 15, 2000 or that will become exercisable within 60 days thereafter.

(ee) Includes 7,304 shares of common stock issuable upon exercise of a warrant held by Dr. Wood and 50,000 shares of common stock issuable upon exercise of options granted to Dr. Wood in March 1995, 7,000 shares of common stock issuable upon exercise of options granted to Dr. Wood in June 1994 and 1,209 shares of common stock issuable upon exercise of options granted to Dr. Wood in June 1995.

(ff) Mr. Ariatti was granted an option to purchase 650,000 shares of common stock in connection with his employment, 81,250 of which will vest within 60 days of March 15, 2000.

            ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROMISSORY  NOTES

S. Lewis Meyer, pursuant to authorization of the Board of Directors, borrowed $10,000 from the Company in June 1999 pursuant to a promissory note bearing 7.0% simple interest, with interest payable quarterly beginning October 1, 1999. The purpose of the loan was to enable Mr. Meyer to purchase 1,500,000 warrants granted to him at that time.

Gary H. Brooks, pursuant to authorization of the Board of Directors, borrowed $20,000 from the Company in June 1999 pursuant to a promissory note bearing 7.0% simple interest, with interest payable quarterly beginning October 1, 1999. The purpose of the loan was to enable Mr. Brooks to purchase 3,000,000 warrants granted to him at that time.

CONSULTANTS

In January 1995, the Company and Dr. Wood extended an existing Consulting Agreement whereby Dr. Wood continued to provide certain managerial, financial, marketing and organization services to the Company. The Company incurred fees of approximately $80,000 in each of 1996 and 1997 pursuant to the Agreement, and fees of approximately $80,000 in 1998 as payment for Dr. Wood's services as Chief Executive Officer during that year. By its terms, the Agreement expired as of December 31, 1998 and was not renewed. The Company paid Dr. Wood fees of $6,667 in 1999 for his services as President and Chief Executive Officer until the appointment of Gary Brooks as President on January 22, 1999.

During 1995 and 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd., an affiliate of the Company and a Texas limited partnership. The general partner of Uro-Tech is OmniMed Corporation, of which Dr. Wood beneficially owns 63.7% of the outstanding stock. As of March 31, 1996, $650,000 of the note was converted to 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants. In addition, in connection with the loan, Uro-Tech was granted warrants to purchase 67,500 shares of common stock exercisable at $2.00 until February 7, 2001. The loan bore interest at 13.8% per year, matured on April 30, 1997 and was thereafter extended in connection with the Imatron Transaction. The Uro-Tech loan was collateralized by liens and security interests encumbering most of the Company's assets, which security interest was thereafter subordinated to a loan from Imatron as part of the Imatron Transaction.

The Company fully retired the Uro-Tech Loan, including all principal and interest due, in September 1999 and in connection therewith and Uro-Tech's forgiveness of certain sums of interest due it by the Company, replaced and cancelled the warrant to purchase 67,500 common shares at an exercise price of $2.00 with a warrant to purchase 100,000 common shares at an exercise price of $1.00. The replacement warrant is exercisable through September 20, 2001.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

IMATRON  TRANSACTION

In May 1998, the Company entered into a series of agreements (the "Imatron Transaction") with Imatron Inc., a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations. The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the Agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements. The loan bore interest at 1/2% over the prime rate, was due March 1, 2000 (with interest being payable monthly), and was secured by all of Positron's assets.

Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's Common Stock on January 22, 1999, representing, at that time, a majority ownership of the outstanding common stock of Positron on a full-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. Positron received a nominal cash acquisition price from Imatron in payment for the shares plus a series of affirmative commitments.

Imatron, in addition to providing limited working capital financing, agreed and has been working to support Positron's marketing program particularly with regard to Imatron's affiliate, Imatron Japan, Inc. by agreeing to take, after the share purchase, all reasonable efforts to cause the placement of 10
POSICAM(TM) systems over the next three years. Imatron also agreed to help facilitate the recapitalization of Positron to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for Positron over an eighteen-month period in an aggregate amount of not less than $8,000,000. Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock. All of those conditions were met, and the shares were issued on January 22, 1999. Through Imatron's efforts, private placements were concluded in August resulting in an equity infusion of approximately $11.4 million net to Positron.

In connection with the above transactions, Positron, Imatron and two of the lenders to Positron, Uro-Tech, Ltd. and ProFutures Bridge Capital Fund, L.P. ("ProFutures"), entered into certain agreements whereby (a) ProFutures waived all past defaults and extended the maturity of its loan to December 5, 1998, in return for a $50,000 payment, the issuance of warrants to purchase 1,150,000 shares of Positron common stock at $0.25 per share (in addition to the issuance of previously bargained for warrants to purchase an additional 100,000 shares of Positron common stock at $0.25 per share), and minimum loan repayments of $50,000 for each of the months of April, May, June and July 1998, $100,000 for the month of August 1998, and $50,000 for each of the months of September, October, and November 1998, (b) Imatron agreed to subordinate its loan to ProFutures' loan, (c) Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan, and (d) ProFutures and Imatron agreed that all amounts above the first $1,000,000 of any third-party equity financing obtained by Imatron would be applied equally to reduce Positron's debt to both ProFutures and Imatron. Consistent with the amendment to the Imatron Agreement, the Company and ProFutures amended their agreements to provide further waivers of any past defaults and further extended the maturity of the ProFutures Loan to December 5, 1998 and minimum loan repayments of $50,000 for each of the months of September, October and November 1998. Imatron agreed to continue to subordinate its loan to the ProFutures Loan, and Uro-Tech, Ltd. agreed to subordinate its loan to Imatron's loan.

The ProFutures loan was fully paid and retired in December 1998, in part from proceeds received from the sale of the system being leased by Buffalo Cardiology and Pulmonary Associates. Since then, the Imatron loan and the Uro-Tech loan have also been repaid and retired, in part from proceeds received from the private placement that concluded in August 1999.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

EMPLOYMENT  AGREEMENT

The Company and Mr. Brooks entered into an Employment Agreement, effective with his appointment as President on January 22, 1999 pursuant to which Mr. Brooks agreed to be employed by the Company on a part-time basis from the effective date through August 31, 1999 and thereafter on a full time basis. Mr. Brooks' initial appointment is as President, acting CFO and Secretary to the Corporation. Pursuant to the Agreement, which runs initially through June 15, 2000 and then on a rolling six-month basis thereafter, the gross amount of Mr. Brooks' base salary was $1,000 monthly from January 22, 1999 to June 15, 1999, $3,416.67 monthly from June 15, 1999 through August 31, 1999, and $185,000 on an annualized basis on and after September 1, 1999. Mr. Brooks is also entitled to reimbursement for up to $20,000 of relocation expenses to relocate his residence to Houston, Texas, an auto allowance of $500 per month, the right to purchase for $20,000 a warrant to purchase up to three million shares of the Company's common stock exercisable at $0.30 per share, participation in the Company's benefit plans consistent with other executives, and severance on termination without cause in the amount of the greater of the base salary he would have earned to the end of the term or six months. The warrants Mr. Brooks can purchase vest immediately but are subject to the Company's right of repurchase, which right lapses 25% on grant and the remainder quarterly over the next three years. In the event his employment is terminated by the Company without cause or on a change of control, the Company's repurchase right regarding his warrants lapses entirely and any other equity participation he may have in company securities vests immediately.

ITEM  13.     EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

Exhibits:
3.1        Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
3.2        By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
4.1        Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1994).
4.2        Form of Redeemable Warrant (included as part of Exhibit 4.5)
4.3        Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable
           Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1995).
4.4        Warrant Agreement dated as of February 29, 1996, between Positron Corporation and
           Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
4.5        Specimen Redeemable Warrant Certificate to Purchase Shares of Common Stock
           (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-
           KSB for the year ended December 31, 1995).
4.6        Stock Purchase Warrant dated as of February 7, 1996 issued by Positron Corporation to
           Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the
           Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
4.7        Statement of Designation Establishing Series B 8% Cumulative Convertible Redeemable
           Preferred Stock of Positron Corporation, dated July 9, 1996.
4.8        Form of Warrant Agreement dated as of July 10, 1996, between Positron Corporation and
           Brooks Industries Profit Sharing Plan.
4.9        Warrant Agreement dated as of June 15, 1999 between Positron Corporation and Gary
           Brooks (incorporated herein by reference to Exhibit 4.9 to the Company's Registration
           Statement on Form SB-2 (File No. 333-30316)).
4.10       Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to Gary H.
           Brooks (incorporated herein by reference to Exhibit 4.10 to the Company's Registration
           Statement on Form SB-2 (File No. 333-30316)).
4.11       Warrant Agreement dated as of June 15, 1999 between Positron Corporation and S. Lewis
           Meyer (incorporated herein by reference to Exhibit 4.11 to the Company's Registration
           Statement on Form SB-2 (File No. 333-30316)).


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

4.12       Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to S.
           Lewis Meyer (incorporated herein by reference to Exhibit 4.12 to the Company's Registration
           Statement on Form SB-2 (File No. 333-30316)).
4.13       Stock Purchase Warrant dated as of September 20, 1999 issued by Positron Corporation to
           Uro-Tech, Ltd. as replacement for 1995 Warrant (incorporated herein by reference to
           Exhibit 4.13 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
4.14       Form of Stock Purchase Agreement executed in connection with July 1999 Private Placement
           (incorporated by reference to Exhibit 5.1 to the Company's Report on 8-K dated August 18,
           1999.)
4.15       Form of Common Stock Purchase Warrant in connection with July 1999 Private Placement
           (incorporated by reference to Exhibit 5.2 to the Company's Report on 8-K dated August 18,
           1999.)
10.1       Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension
           Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit
           10.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.2       Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford
           Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.3       International Distribution Agreement dated as of November 1, 1992, by and between Positron
           Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.4**     1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A  to
           Company's Proxy Statement dated May 2, 1994).
10.5**     Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit
           10.5 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.6**     Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.7       Amended and Restated License Agreement dated as of June 30, 1987, by and among The
           Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A.
           Mullani (incorporated herein by reference to Exhibit 10.7 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
10.8       Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.9       Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and
           Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.10      Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and
           Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.11      Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.12**    Stock Purchase Warrant dated October 31, 1993, issued to Gary B. Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2
           (File No. 33-68722)).
10.13      Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to Exhibit 10.23 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.14**    Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.15      Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2
           (File No. 33-68722)).
10.16**    Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

10.17**    Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.18**    Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.19      Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and
           The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.20**    Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker
           (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722)).
10.21      Technology Transfer Agreement dated as of September 17, 1990, by and between Positron
           Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit
           10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.22      Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2
           (File No. 33-68722)).
10.23      Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group
           (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722)).
10.24      Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson  (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2
           (File No. 33-68722)).
10.25**    Stock Purchase Warrant dated as of October 31, 1993 issued to Robert Guezuraga
           (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722)).
10.26      Stock Purchase Warrant dated as of October 31, 1993 issued to Richard Ronchetti
           (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722)).
10.27      Form of Amended and Restated Registration Rights Agreement dated as of November 3,
           1993, by and among Positron and the other signatories thereto (1993 Private Placement)
           (incorporated herein by reference to Exhibit 10.73 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722).
10.28      Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company's Registration Statement on Form SB-2 (File No.
           33-68722)).
10.29      Software Licenses dated as of March 1, 1993, by and between Positron Corporation and
           Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.30      Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and
           Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company's Registration
           Statement on Form SB-2 (File No. 33-68722)).
10.31**    Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.32**    Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company's
           Registration Statement on Form SB-2 (File No. 33-68722)).
10.33      Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between
           Positron Corporation and Continental Stock Transfer and Trust Company (including form of
           Warrant Certificate).
10.34      First Amendment to Amended and Restated Registration Rights Agreement, dated as of
           November 19, 1993, by and among Positron Corporation and the other signatories thereto
           (incorporated herein by reference to Exhibit 10.91 to the Company's Registration Statement
           on Form SB-2 (File No. 33-68722)).


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

10.35      Agreement made and entered into as of October 31, 1993, by and between Positron
           Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.36      Agreement made and entered into as of October 31, 1993, by and between Positron
           Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.37      Agreement made and entered into as  of November 15, 1993, by and between Positron
           Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.38      Agreement made and entered into as  of November 15, 1993, by and between Positron
           Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the
           Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.39      First Amendment made and entered as of January 25, 1994, by and between Emory
           University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).
10.40**    Employment Agreement dated January 1, 1996 by and between Werner J. Haas, Ph.D. and
           Positron Corporation  (incorporated herein by reference to Exhibit 10.40 of the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.41      Loan and Security Agreement made as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.41 of the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.42      First Modification and Extension Agreement made as of January 3, 1996, by Positron
           Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.42 of the
           Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.43      Second Modification and Extension Agreement made as of February 26, 1996 by Positron
           Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the
           Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.44      Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron
           Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the
           Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.45      Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to
           Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual
           Report on Form 10-KSB for the year ended December 31, 1995).
10.46      Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to
           Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual
           Report on Form 10-KSB for the year ended December 31, 1995).
10.47      Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the
           year ended December 31, 1995).
10.48      Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1995).
10.49      Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50      Inter-Creditor Agreement (incorporated herein by reference to Exhibit 10.50 of the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.51      Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P.
           dated November 1, 1996 (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.52      Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to
           ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.52 to the
           Company's Report on Form 10-KSB for the year ended December 1996).


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

10.53      InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial &
           Equity Corporation and ProFutures Bridge Capital Fund, L.P. (incorporated by reference to
           Exhibit 10.53 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.54      Amendment to BF&E loan (incorporated by reference to Exhibit 10.54 to the Company's
           Report on Form 10-KSB for the year ended December 1996).
10.55      Amendment to Uro-Tech loan (incorporated by reference to Exhibit 10.55 to the Company's
           Report on Form 10-KSB for the year ended December 1996).
10.56      Acquisition Agreement between General Electric Company and Positron Corporation dated
           July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company's Report on Form
           10-KSB for the year ended December 31, 1996).
10.57      Loan Agreement between Positron Corporation and Imatron, Inc.
10.58      Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10KSB/A-Z for the year ended December
           31, 1996).
10.59      Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company's Proxy Statement dated December 18,
           1998).
10.60      Promissory Note from Positron Corporation to Imatron, Inc.
10.61**    Employment Agreement dated as of January 22, 1999 by and between Positron Corporation and Gary H. Brooks (incorporated by reference to Exhibit 10.61 to the Company's Registration
           Statement on Form SB-2 (file No. 333-30316)).
10.62      Agreement and Release dated as of November 30, 1999 by and among Positron Corporation,
           K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to
           Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.63**    1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's
           Registration Statement on Form SB-2 (File No. 333-30316)).
10.64**    1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to
           Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.65**    1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the
           Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.66**    1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the
           Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.67      Stock Purchase Warrant dated September 1, 1999 issued by Positron to S. Okamura and
           Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's
           Registration Statement on Form SB-2 (File No. 333-30316)).
10.68      Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd.
           (incorporated herein by reference to Exhibit 10.68 to the Company's Registration Statement
           on Form SB-2 (File No. 333-30316)).
10.69      Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance
           Limited (incorporated herein by reference to Exhibit 10.69 to the Company's Registration
           Statement on Form SB-2 (File No. 333-30316)).
24.1       Powers of Attorney (included on signature page hereto)
27.1       Financial Data Schedule

**         Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

Form  8-K  Reports:

No current report on form 8-K was filed by the Company during the fourth quarter of 1999.


--------------------------------------------------------------------------------

FY  1999                      POSITRON  CORPORATION                 FORM  10-KSB
--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 POSITRON  CORPORATION



Date:  March  29,  2000                          By:  /s/  Gary  H.  Brooks
                                                      --------------------------
                                                      Gary  H.  Brooks
                                                      President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  S.  Lewis  Meyer
--------------------------------
S.  Lewis  Meyer                                      March  29,  2000
Director and Chairman of the Board



/s/  Gary  H.  Brooks
--------------------------------
Gary  H.  Brooks                                      March  29,  2000
Director , President, acting Chief Financial
Officer  and  Secretary



/s/  Gary  B.  Wood,  Ph.D.
--------------------------------
Gary  B.  Wood,  Ph.D.                                March  29,  2000
Director



/s/  Antonio  P.  Falcao
--------------------------------
Antonio  P.  Falcao                                   March  29,  2000
Director


--------------------------------------------------------------------------------

                              POSITRON CORPORATION
                                   __________



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                                   __________

                                                                            PAGE
                                                                            ----

Report  of  Independent  Accountants                                        F-2

Balance  Sheet  as  of  December  31,  1999                                 F-3

Statements  of  Operations  for  the
  years  ended  December  31,  1999  and  1998                              F-4

Statements  of  Stockholders'  Equity  (Deficit)
  for  the  years  ended  December  31,  1999
  and  1998                                                                 F-5

Statements  of  Cash  Flows  for  the  years
  ended  December  31,  1999  and  1998                                     F-6

Notes  to  Financial  Statements                                            F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board  of  Directors  and  Stockholders
Positron  Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 1999, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
March  20,  2000

                              POSITRON CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     ASSETS
-----------
Current assets:
  Cash and cash equivalents                                       $  7,180
  Accounts receivable, net                                             101
  Inventories                                                          683
  Prepaid expenses                                                     108
  Other current assets                                                 150
                                                                  ---------

    Total current assets                                             8,222

Plant and equipment, net                                               110
                                                                  ---------

    Total assets                                                  $  8,332
                                                                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $3,766
  Unearned revenue                                                     168
                                                                  ---------

   Total current liabilities                                         3,934

Other liabilities                                                       45

Commitments and contingencies

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8%
    cumulative, convertible, redeemable; 5,450,000
    shares authorized; 980,942 and 1,557,403 shares
    issued and outstanding at December 31, 1999 and
    1998, respectively                                                 981
  Common stock:  $0.01 par value; 100,000,000 shares
    authorized, 57,534,710 and 5,166,542 shares issued
    and 57,474,554 and 5,106,386 shares outstanding at
    December 31, 1999 and 1998, respectively                           575
  Additional paid-in capital                                        53,917
  Subscriptions receivable                                             (30)
  Accumulated deficit                                              (51,075)
  Treasury stock:  60,156 shares at cost                               (15)
                                                                    -------

    Total stockholders' equity                                       4,353
                                                                  ---------

      Total liabilities and stockholders'
        equity                                                    $  8,332
                                                                  =========

                       See notes to financial statements.
                                       F-3

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     YEAR  ENDED  DECEMBER  31,
                                                     --------------------------
                                                          1999          1998
                                                      ------------  -----------
Revenues:
  Fee per scan                                        $         -   $      455
  Service and component                                     1,529        1,553
                                                      ------------  -----------

    Total revenues                                          1,529        2,008
                                                      ------------  -----------
Costs of sales and services:
  Fee per scan                                                  -          118
  Service, warranty and component                           1,343          402
                                                      ------------  -----------

    Total costs of sales and service                        1,343          520
                                                      ------------  -----------

      Gross profit                                            186        1,488

Selling, general and administrative                         1,261        1,700
Research and development                                      602            -
                                                      ------------  -----------

Loss from operations                                       (1,677)        (212)
                                                      ------------  -----------

Other income (expenses):
  Interest expense                                            (81)        (525)
  Interest income                                             189            -
  Gain on disposal of property and equipment                    -           29
  Other expense                                               (27)         (16)
                                                      ------------  -----------

    Total other income (expense), net                          81         (512)
                                                      ------------  -----------

Net loss before extraordinary gain                         (1,596)        (724)

Extraordinary gain on extinguishment of debt                  205            -
                                                      ------------  -----------
Net loss                                              $    (1,391)  $     (724)
                                                      ============  ===========

Basic and dilutive net loss per common share
  Before extraordinary item                           $     (0.05)  $    (0.14)
  Extraordinary item                                         0.01            -
                                                      ------------  -----------

    Net loss per common share                         $     (0.04)  $    (0.14)
                                                      ============  ===========

Weighted average common shares outstanding
  (basic and dilutive)                                 31,103,642    5,150,131
                                                      ============  ===========

                       See notes to financial statements.

                                                   POSITRON CORPORATION
                                       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                        __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                       SERIES  A            SERIES  B                             ADDITIONAL  SUBSCRIP-
                                   PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK      PAID-IN       TION
                                   SHARES     AMOUNT     SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL    RECEIVABLE
                                 ----------  --------  ----------  --------  ----------  -------  ----------  ------------

Balance at December 31, 1997     1,594,999    $1,595      25,000       $25    5,128,990      $51    $42,191          $  -

Net loss                                 -         -           -         -            -        -          -             -

Conversion of Series A Pre-
  ferred Stock to common stock     (37,552)      (38)          -         -       37,552        1         37             -

Warrants issued for note ex-
  tension (1,150,000 shares)             -         -           -         -            -        -        198             -
                                 ----------  --------  ----------  --------  ----------  -------  ----------  ------------

Balance at December 31, 1998     1,557,447     1,557      25,000        25    5,166,542       52     42,426             -

Net loss                                 -         -           -         -            -        -          -             -

Sale of common stock to
  Imatron at $0.00001 per
  share                                  -         -           -         -    9,000,000       90        (90)            -

Sale of common stock at $0.30
  per share, net of offering
  costs of $1,257,000                    -         -           -         -   42,166,663      421     10,972           (30)

Conversion of Series B pre-
  ferred stock to common stock           -         -     (25,000)      (25)     625,000        6         19             -

Warrants issued to settle note
  payable                                -         -           -         -            -        -         20             -

Conversion of Series A pre-
  ferred stock to common stock    (576,505)     (576)          -         -      576,505        6        570             -
                                 ----------  --------  ----------  --------  ----------  -------  ----------  ------------

Balance at December 31, 1999       980,942      $981           -      $  -   57,534,710  $   575    $53,917          $(30)
                                 ==========  ========  ==========  ========  ==========  =======  ==========  ============


                                  ACCUMULATED    TREASURY
                                    DEFICIT       STOCK      TOTAL
                                 -------------  ----------  --------

Balance at December 31, 1997         $(48,960)       $(15)  $(5,113)

Net loss                                 (724)          -      (724)

Conversion of Series A Pre-
  ferred Stock to common stock              -           -         -

Warrants issued for note ex-
  tension (1,150,000 shares)                -           -       198
                                 -------------  ----------  --------

Balance at December 31, 1998          (49,684)        (15)   (5,639)

Net loss                               (1,391)          -    (1,391)

Sale of common stock to
  Imatron at $0.00001 per
  share                                     -           -         -

Sale of common stock at $0.30
  per share, net of offering
  costs of $1,257,000                       -           -    11,363

Conversion of Series B pre-
  ferred stock to common stock              -           -         -

Warrants issued to settle note
  payable                                   -           -        20

Conversion of Series A pre-
  ferred stock to common stock              -           -         -
                                 -------------  ----------  --------

Balance at December 31, 1999         $(51,075)       $(15)   $4,353
                                 =============  ==========  ========

                       See notes to financial statements.

                              POSITRON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   __________
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                                 1999      1998
                                                               --------  --------
Cash flows from operating activities:
  Net loss                                                     $(1,391)    $(724)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Extraordinary gain on forgiveness of debt                     (205)        -
    Depreciation expense                                            54       250
    Common stock and warrants issued for interest
      expense                                                       20       198
    Net gain from sale and disposal of property
      and equipment                                                  -       (29)
    Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                    (2)      154
      Decrease (increase) in inventories                          (292)       17
      Decrease (increase) in prepaid expenses                      (50)       73
      Increase in other current assets                            (150)        -
      Decrease in accounts payable and accrued
        liabilities                                               (752)      (30)
      Decrease in other liabilities                                (23)     (177)
      Increase in unearned revenue                                  26        82
                                                               --------  --------

        Net cash used in operating activities                   (2,765)     (186)
                                                               --------  --------

Cash flows from investing activities:
  Proceeds from sale of equipment                                    -       364
  Capital expenditures                                             (34)        -
                                                               --------  --------

        Net cash provided by (used in) investing
          activities                                               (34)      364
                                                               --------  --------

Cash flows from financing activities:
  Proceeds from notes payable to affiliates                          -       600
  Repayment of notes payable to affiliates                      (1,392)        -
  Repayment of other notes payable                                   -      (930)
  Proceeds from sale of common stock                             11,363        -
                                                               --------  --------

        Net cash provided by (used in) financing
          activities                                             9,971      (330)
                                                               --------  --------

Net increase (decrease) in cash and cash equivalents             7,172      (152)

Cash and cash equivalents, beginning of year                         8       160
                                                               --------  --------

Cash and cash equivalents, end of year                         $ 7,180     $   8
                                                              =========  ========

                       See notes to financial statements.

                              POSITRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

1.   DESCRIPTION  OF  BUSINESS
     -------------------------

Positron Corporation (the "Company") was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986. The Company designs, manufactures, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography ("PET") technology. These systems utilize the Company's patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images. Targeted markets include medical facilities and diagnostic centers located throughout the world. POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     CONCENTRATION OF CREDIT RISK
     ----------------------------

Cash and accounts receivables are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks or other financial institutions selected based upon management's assessment of the bank's financial stability. Cash balances periodically exceed the $100,000 federal depository insurance limit.

Amounts receivable arise primarily from transactions with customers in medical industry located in many parts of the world, but concentrated in the United States. The Company provides a reserve for accounts where collectibility is Uncertain. Collateral is generally not required for credit granted.

     INVENTORY
     ---------

Inventories are stated at the lower of cost or market and include material, labor and overhead. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

     PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of three to seven years. Gains or losses on dispositions are included in the statement of operations in the period incurred. Maintenance and repairs are charged to expense as incurred.

                                    Continued

                              POSITRON CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

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

     REVENUE  RECOGNITION
     --------------------

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from fee per scan contracts are recognized upon performance of patient scans. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

     RESEARCH  AND  DEVELOPMENT  EXPENSES
     ------------------------------------

All costs related to research and development are charged to expense as incurred.

     WARRANTY  COSTS
     ---------------

The Company accrues for the cost of product warranty on POSICAMTM systems at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. Actual results could differ from the amounts estimated.

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

Basic and dilutive net loss per common share for the years ended December 31, 1999 and 1998 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods. All common stock equivalents were antidilutive in both periods.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

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

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     RECLASSIFICATIONS
     -----------------

Certain amounts presented in the Company's December 31, 1998 financial statements have been reclassified in order to conform to current year presentation.

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

     SEGMENT  INFORMATION
     --------------------

Effective  January  1,  1998  the  Company  adopted SFAS 131, "Disclosures About
Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company believes that it operates in only one business segment and does not have geographically diversified business operations. Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company (See Note 13).

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

3.   ACCOUNTS  RECEIVABLE
     --------------------

Accounts receivable at December 31, 1999 consisted of the following (in thousands):

  Accounts  receivable  -  equipment  sales     $    942
  Accounts  receivable  -  maintenance               101
                                                ---------

                                                   1,043
  Less  allowance  for  doubtful  accounts          (942)
                                                ---------

                                                $    101
                                                =========


4.   INVENTORIES
      ----------

Inventories  at  December  31,  1999  consisted of the following (in thousands):

  Raw  materials                                $    842
  Work  in  progress                                 145
  Finished  goods                                     69
                                                ---------

                                                   1,056
  Less  reserve  for  obsolescence                  (373)
                                                ---------

                                                $    683
                                                =========


5.   PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment at December 31, 1999 consisted of the following (in thousands):

  Furniture  and  fixtures                      $     86
  Computers  and  peripherals                        134
  Machinery  and  equipment                          203
                                                ---------

    Total  property  and  equipment                  423

  Less  accumulated  depreciation                   (313)
                                                ---------

                                                $    110
                                                =========

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES:
     --------------------------------------------

Accounts payable and accrued liabilities at December 31, 1999 consisted of the following (in thousands):

  Trade  accounts  payable                      $    312
  Accrued  rent                                      812
  Accrued  professional  fees                        240
  Accrued  royalties                                 610
  Accrued  property  tax                              71
  Accrued  warranty  costs                         1,192
  Accrued  compensation                              446
  Other  accrued  liabilities                         83
                                                ---------

                                                $  3,766
                                                =========


Accrued compensation and accrued royalties are currently subject to disputes (See Note 14).


7.   COMMON  STOCK
     -------------

In January 1999, the Company completed the Imatron Transaction under which Imatron acquired a majority interest in the Company (See Note 13).

In August 1999 the Company concluded a private placement of 42,166,664 shares of common stock for a total price of $12,700,000. In connection with the private placement, Positron also issued 21,460,000 warrants to acquire the Company's common stock at exercise prices of $0.05 and $0.30 per share.

In December 1998, the Company's stockholders approved an amendment to its articles of incorporation to increase the authorized shares of common stock from 15,000,000 shares to 100,000,000 shares.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS
     ----------------------

Following  is  an  analysis  of  options  and  warrants  and  related  activity:

     OPTIONS
     -------

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

Effective June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Nonstatutory Option Plan (the "1994 Plan"). The 1994 Plan as amended, provides for the issuance of an aggregate of 601,833 Common Stock options to key employees, directors, and certain consultants and advisors of the Company. The 1994 Plan also provides that the exercise price of Incentive Options shall not be less than the fair market value of the shares on the date of the grant. The exercise price per share of Nonstatutory options shall not be less than the par value of the Common Stock or 50% of the fair market value of the common stock on the date of grant. The 1994 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to determine the individuals to whom awards will be made, the amount of the awards, and all other terms and conditions of the awards. As of December 31, 1999, options to purchase an aggregate of 144,389 shares of common stock at prices ranging from $2.625 to $4.125 per share, had been granted to certain key employees.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

The 1994 Plan also provides that each non-employee director automatically receives options to purchase 10,500 shares of common stock at the date such individual becomes a non-employee director. Each non-employee director who is a director on the first business day following each Annual Shareholder Meeting also receives an option to purchase a number of shares of common stock having a value of $15,000 as determined by the fair market value of the common stock at the date of grant. The terms of the 1994 Plan regarding issuances to non-employee directors were suspended during the years ended December 31, 1999 and 1998. As of December 31, 1999, options to purchase an aggregate of 163,724 shares of common stock at prices ranging from $2.625 to $4.125 per share had been granted to non-employee directors. All 1994 Plan options expire within ten years of the date of the grant.

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. Both the 1994 Plan and the 1999 Plan are administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plans, including the number of shares, exercise price, term and exercisability. Options granted under the plans may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). During 1999, 1,462,500 stock options were awarded under the 1999 Plan.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

     NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN
     ---------------------------------------------

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 25,000 shares of common stock have been issued under Directors' Plan at December 31, 1999.

     1999  STOCK  BONUS  INCENTIVE  PLAN
     -----------------------------------

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the "Stock Bonus Plan"), effective November 1, 1999. The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. Bonuses covering 7,000 shares have been awarded but not issued under the Stock Bonus Plan at December 31, 1999.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

     1999  EMPLOYEE  STOCK  PURCHASE  PLAN
     -------------------------------------

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") in October 1999. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 1999.

A  summary  of  stock  option  activity  is  as  follows:

                              SHARES ISSUABLE
                              UNDER OUTSTANDING   WEIGHTED AVERAGE
                                    OPTIONS       EXERCISE PRICE
                              -----------------  -----------------
Balance at January 1, 1998             572,678           $2.80

  Granted                                    -
  Exercised                                  -
  Forfeited                                  -
                              ----------------

Balance at December 31, 1998           572,678           $2.80

  Granted                            1,487,500   $0.28 - $1.03
  Exercised                                  -
  Forfeited                                  -
                              ----------------

Balance at December 31, 1999         2,060,178           $1.33
                              ================

The  Company has elected to apply the disclosure only provisions of Statement of
                                                                    ------------
Financial  Accounting  No.  123,  Accounting for Stock-Based Compensation ("SFAS
-------------------------------------------------------------------------
123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25") and related
-----------------------------------------------
interpretations in accounting for the measurement and recognition of the Plan's cost.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

The shares exercisable for vested options and the corresponding weighted average exercise price was 564,186 shares and $2.24 per share at December 31, 1999.

Following  is  a  summary  of  stock  options  outstanding at December 31, 1999.

                        OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                  -------------------------------  ----------------------
                             WEIGHTED
                              AVERAGE    WEIGHTED            WEIGHTED
                             REMAINING   AVERAGE             AVERAGE
RANGE OF                       TERM      EXERCISE            EXERCISE
EXERCISE PRICE    SHARES    (IN YEARS)    PRICE     SHARES    PRICE
---------------  ---------  ----------  ---------  -------  ---------
2.625 - $3.375    492,980        5.20      $2.63  376,194      $2.63
3.376 - $4.125     79,698        5.66      $3.91   59,242      $3.92
0.280 - $1.031  1,487,500        9.60      $0.40  128,750      $0.36
                ---------                         -------

0.280 - $4.125  2,060,178                  $1.07  564,186      $2.24
                =========                        ========

In addition to options granted to employees, during the year ended December 31, 1999 the Company issued warrants for 4,500,000 shares of the Company's common stock to certain officers of the Company. Options and warrants resulted in proforma compensation as shown below.

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1999 and 1998 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of options awarded in 1999 and 1998: (i)average dividend yield of 0.00%; (ii) expected volatility of 80.00%; (iii) expected life of three (3) years; and (iv) estimated risk-free interest rate of 6.00%.

The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                   1999                        1998
                              --------------              --------------
                         As Reported   Pro Forma     As Reported    Pro Forma
                         -----------  -------------  -----------  -----------


Net loss                     $1,391         $2,169        $(749)       $(749)
                         ===========  =============  ===========  ===========

Basic and dilutive net
  loss per common share
  Before extraordinary
    item                     $(0.05)        $(0.08)      $(0.14)      $(0.14)
  Extraordinary item           0.01           0.01            -            -
                         -----------  -------------  -----------  -----------

    Net loss per common
      share                  $(0.04)        $(0.07)      $(0.14)      $(0.14)
                         ===========  =============  ===========  ===========


                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.

     WARRANTS
     --------

Prior to the Company's initial public offering, the Company issued warrants to the purchasers of the then outstanding Series E Preferred Stock (the "1993 Warrants"). Subject to adjustment for certain transactions, the 1993 Warrants as originally issued were exercisable for an aggregate of 353,531 shares of Common Stock at an exercise price of $9.90. Because of certain specified anti-dilution provisions, the 1993 Warrants were exercisable for an aggregate of 519,394 shares of Common Stock at a purchase price of $5.60 per share as of December 31, 1997. The 1993 Warrants expired November 30, 1998.

In connection with its initial public offering, the Company issued 3,898,550 Redeemable Warrants (the "Redeemable Warrants"). The Redeemable Warrants as originally issued were exercisable for an aggregate of 3,893,550 shares of Common Stock at an exercise price of $8.25 per share. Because of their anti-dilution provisions the Redeemable Warrants were exercisable for an aggregate of 5,646,798 shares of Common Stock at a purchase price of $5.60 per share at December 31, 1997. The Redeemable Warrants expired December 31, 1998.

In April 1998, in connection with the Imatron transaction, the Company granted Profutures Bridge Capital, L.P. ("Profutures") warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share in return for the extension of a loan agreement. During 1998 the Company recognized interest expense of $198,000 related to the value of these 1,150,000 warrants. The Profutures loan was repaid in 1999.

During 1999, the Company issued a total of 4,500,000 warrants to an officer and a director (See Note 12). The Company also issued 21,460,000 warrants in connection with a private placement of its common stock (See Note 8).

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

     A  summary  of  warrant  activity  is  as  follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                  NUMBER OF                         EXERCISE
                                   SHARES       EXERCISE PRICE       PRICE
                               --------------  ----------------  --------------
Balance at January 1, 1998         7,892,537   $1.84-$3,572.27       $5.25

Warrants issued in connection
  with extension of the
  Profutures Loan                  1,150,000   $0.25                 $0.25
Expired                           (6,166,192)  $5.60                    $-
                               --------------

Balance at December 31, 1998       2,876,345   $0.25-$3,572.27       $2.50

Warrants issued to directors
  and employees                    4,500,000   $0.30                 $0.30

Warrants issued in connection
  with private placement of
  common stock                    21,460,000   $0.05-$0.30           $0.18

Warrants issued to extend and
  retire Uro-Tech Loan               100,000   $1.00                 $1.00

Cancelled                            (67,500)  $2.00                    $-
                               --------------

Balance at December 31, 1999      28,868,845   $0.01-$3,572.27       $0.43
                               ==============

All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 1999 follows:

NUMBER OF                      REMAINING
COMMON STOCK                   CONTRACTUAL   EXERCISE
EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  ---------------  ------------  ---------
     100,000  September 2001            1.8  $    1.00
  10,650,000  August 2004               4.7       0.05
  10,810,000  August 2004               4.7       0.30
     250,000  January 2007              7.1       1.84
   1,250,000  March 2008                8.3       0.25
   4,500,000  June 2009                 9.5       0.30
   1,308,845  Various               Various    Various
------------

  28,868,845
============

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

8.   OPTIONS  AND  WARRANTS,  CONTINUED
     ----------------------------------

No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 1999 or 1998.


9.   PREFERRED  STOCK
     ----------------

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

     SERIES  A  PREFERRED  STOCK
     ---------------------------

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

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

9.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

As of December 31, 1999 and 1998, stated dividends that are undeclared and unpaid on the Series A Preferred Stocks total $274,000. The Company anticipates that such dividends, if and when declared, will be paid in the shares of Series A Preferred Stock.

In July 1996, the Company issued 25,000 shares of Series B 8% Cumulative Convertible Redeemable Preferred stock $1.00 par value ("Series B Preferred Stock") and Common Stock Purchase Warrants to purchase up to 100,000 shares of its Common stock, par value $.01 per share. The Series B Preferred Stock plus Common Stock Purchase Warrants sold for approximately $50.00 per share of Series B Preferred stock. Subject to adjustment for certain antidilution events, each share of Series B Preferred Stock was initially convertible into 25 shares of Common Stock and during the year ended December 31, 1999, all 25,000 shares of Series B Preferred Stock were converted into a total of 625,000 shares of common stock.

10.   INCOME  TAXES
      -------------

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $43,600,000 which expire in 2000 through 2019. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock severely limits the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 1999 are as follows (in thousands):

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

10.   INCOME  TAXES,  CONTINUED
      -------------------------

  Deferred  tax  assets:
    Net  operating  losses                                 $  14,824
    Allowance  for  doubtful  accounts  and
      notes  receivable                                          320
    Inventory  basis  difference                                 127
    Accrued  liabilities  and  reserves                        1,006
    Valuation  allowance                                     (16,257)
                                                           ----------

      Total  deferred  tax  assets                                20

  Deferred  tax  liabilities:
    Basis  of  property  and  equipment                          (20)
                                                           ----------

  Net  deferred  tax  asset  (liability)                       $   -
                                                           ==========


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

                                          1999                    1998
                                  ------------------      -------------------
                                   AMOUNT       %          AMOUNT        %
                                  --------    ------      --------     ------

  Benefit  for  income  tax  at
    federal  statutory  rate         $472      34.0          $254       34.0
  Non-deductible  expenses             -         -            (67)      (9.0)
  Increase  in  valuation
    allowance                        (472)    (34.0)         (187)     (25.0)
                                  --------    ------      --------     ------

                                    $   -        -        $    -           -
                                  ========    ======      ========     ======

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

11.   401(K)  PLAN
      ------------

The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $12,000 in both 1999 and 1998. The board of directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 1999.


12.   RELATED  PARTY  TRANSACTIONS
      ----------------------------

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

During 1995 and 1996, in order to fund its activities, the Company borrowed a total of $1,313,000 from Uro-Tech, Ltd., a Texas limited partnership controlled by a former officer and director of the Company. At March 31, 1996, $650,000 of the note was converted to 433,329 shares of Series A Preferred Stock and 216,671 Redeemable Stock Purchase Warrants. In addition, in connection with the loan, Uro-Tech was granted warrants to purchase 67,500 shares of common stock exercisable at $2.00 until February 7, 2001. The loan bore interest at 13.8% per year, matured on April 30, 1997 and was thereafter extended in connection with the Imatron Transaction. The Uro-Tech loan was collateralized by liens and security interests encumbering most of the Company's assets, which security interests were thereafter subordinated to a loan from Imatron as part of the Imatron Transaction.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

12.   RELATED  PARTY  TRANSACTIONS,  CONTINUED
      ----------------------------------------

The Company fully retired the Uro-Tech Loan, including all principal and interest due, in September 1999 for a cash payment of $935,000 and in connection therewith and Uro-Tech's forgiveness of amounts due it by the Company of $205,000, replaced and cancelled the warrant to purchase 67,500 common shares at an exercise price of $2.00 with a warrant to purchase 100,000 common shares at an exercise price of $1.00. The replacement warrant is exercisable through September 20, 2001 and was valued at $20,000.

Effective January 22, 1999, the Company granted an officer and a director of the Company warrants to purchase 3,000,000 shares and 1,500,000 shares, respectively, of the Company's common stock at an exercise price of $0.30 per share. The warrants the officer and the director can purchase vest immediately but are subject to the Company's right of repurchase, which right lapses 25% on grant and the remainder quarterly over the next three years. In the event the officer's employment is terminated by the Company without cause or on a change of control, the Company's repurchase right regarding such warrants lapses entirely and any other equity participation the officer has in the Company's securities lapses immediately.


13.   IMATRON  AGREEMENT
      ------------------

In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron Inc. ("Imatron"), whereby Imatron ultimately acquired a majority ownership of the Company in January 1999. In conjunction with the Imatron Transaction, Imatron has made working capital advances to the Company of $600,000 to enable the Company to meet a portion of its current obligations.

Upon consummation of the Imatron Transaction in January 1999, Imatron acquired a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis (excluding out-of-the-money warrants and options determined at the time of issuance of shares to Imatron) and was issued nine million shares of the Company's common stock in return for a nominal cash payment in the amount of $100.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

14.   COMMITMENTS  AND  CONTINGENCIES
      -------------------------------

     EMPLOYMENT  AGREEMENT  WITH  FORMER  EMPLOYEE
     ---------------------------------------------

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

On February 18, 1997, Dr. Haas informed the Board of Directors of the Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas has demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. The Company's maximum exposure with regard to Dr. Haas' employment agreement is approximately $250,000 should Dr. Haas establish that he was terminated without cause. The Company believes, and has indicated to Dr. Haas, that no amounts are due him under his employment agreement. Accordingly, the Company's potential loss with regard to this matter should fall within a range up to $250,000. As of December 31, 1999, the Company is unable to predict the outcome of the disagreement between Dr. Haas and the Company.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

14.   COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
      -------------------------------------------

     ROYALTY  AGREEMENTS
     -------------------

The Company acquired the know-how and patent rights for positron imaging from three entities - the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director). Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993 each royalty holder agreed to reduce royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998 the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company also believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement, although he made no formal demand. During 1999 the Company reached agreement with Dr. Gould regarding payment of royalties in the past and in the future. The Company has had similar discussions with the Clayton Foundation and Mr. Mullani, but has not yet reached agreements with these parties. Based on the demands of Mr. Mullani, the accrual of royalties payable has been adjusted to reflect his increased royalty percentage and at December 31, 1999 total royalties payable under the Company's royalty agreements total $610,000.

     LEASE  AGREEMENTS
     -----------------

The Company operates in leased facilities under an operating lease that expires in March 2001 and contains no renewal options. The lease requires monthly payments of $4,244.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

14.   COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
      -------------------------------------------

     LEASE  AGREEMENTS,  CONTINUED
     -----------------------------

Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. However, the Company was unable to obtain a release from its original lease and has been notified by its former landlord that all amounts due under its original lease will be due according to the lease terms. Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. The Company believes that its maximum exposure related to the lease with its former landlord is approximately $1,355,000, based on the remaining future payments due at the date the lease was abandoned. However, the Company believes that the amounts due the landlord will be offset by payments from the current tenants. Accordingly, the Company's potential loss related to its former lease should fall in the range from $200,000 to $1,355,000 and the Company has accrued approximately $812,000 related to this matter.

Rental expense for operating leases amounted to approximately $78,000 and $110,000 for the years ended December 31, 1999 and 1998, respectively. Additionally, during the year ended December 31, 1999, the Company revised its estimated liability of exposure under an abandoned lease with an unexpired lease term by $562,000. Future minimum lease payments due under noncancelable operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 1999, are summarized as follows:

YEAR  ENDED                           AMOUNT
DECEMBER  31,                    (IN  THOUSANDS)
-------------                    ---------------

   2000                                 $    593
   2001                                      555
   2002                                      271
                                        --------

     Total minimum lease payments       $  1,419
                                        ========

The above lease payment schedule consists primarily of payments due under the Company's lease with its former landlord.

                                    Continued

                              POSITRON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

15.   SEGMENT  INFORMATION  AND  MAJOR  CUSTOMERS
      -------------------------------------------

As discussed in Note 1, the Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During  the  years  ended  December  31, 1999 and 1998 the Company had a limited number  of  customers  as  follows:
                                                  1999      1998
                                                 -----     -----

Number  of  customers                             14         12
Customers  accounting  for  more  than
  10%  of  revenues                                5          2
Percent  of  revenues  derived  from
  largest  customer                               14%        23%


16.   SUPPLEMENTAL  CASH  FLOW  DATA
      ------------------------------

     Supplemental  disclosure  of  cash  flow  information  (in  thousands):

                                                  1999      1998
                                                 -----     -----

     Cash  paid  for  interest                    $246      $163