Form 10QSB
period 2000-03-31
POSITRON CORP
filed 2000-05-15
CIK 844985

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================


                    U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                              Washington,  D.C.  20549



                                   FORM  10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                         Commission file number: 0-24092



                                 [GRAPHIC  OMITED]

                                     POSITRON


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

                    Yes     X          No
                       --------           -------


As of March 31, 2000, there were 57,474,554 shares of the Registrant's Common Stock, $.01 par value outstanding.

================================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================

                              POSITRON CORPORATION

                               TABLE  OF  CONTENTS
                 FORM  10-QSB  FOR  THE  QUARTER  ENDED  MARCH  31,  2000



PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of March 31, 2000 and December 31, 1999     3

     Condensed Statements of Operations for the three months ended
           March 31, 2000                                                    4

     Condensed Statements of Cash Flows for the three months ended
           March 31, 2000                                                    5

     Selected Notes to Condensed Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                       8

Signature Page                                                               9

==============================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================

                              POSITRON CORPORATION
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                  March 31, 2000    December 31, 1999
ASSETS                                                             (Unaudited)           (Note)
------                                                          ----------------  -------------------
Current assets:
  Cash and cash equivalents                                      $         5,760   $            7,180
  Accounts receivable, net                                                   854                  101
  Inventories                                                              1,001                  683
  Prepaid expenses                                                            75                  108
  Other current assets                                                       393                  150
                                                                ----------------  -------------------
          Total current assets                                             8,083                8,222

Plant and equipment, net                                                     111                  110
                                                                ----------------  -------------------

          Total assets                                           $         8,194   $            8,332
                                                                ================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities               $         3,850   $            3,766
   Unearned revenue                                                          109                  168
                                                                ----------------  -------------------
          Total current liabilities                                        3,959                3,934

Other liabilities                                                             39                   45
                                                                ----------------  -------------------
          Total liabilities                                                3,998                3,979

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8% cumulative,
    Convertible, redeemable;  $1.00 par value; 5,450,000 shares
    Authorized; 980,942 shares issued and outstanding
   at March 31, 2000 and December 31, 1999.                                  981                  981
Common Stock:  $0.01 par value; 100,000,000 shares
    Authorized; 57,534,710 shares issued and 57,474,554 shares
    outstanding at March 31, 2000 and December 31, 1999.                     575                  575
Additional paid-in capital                                                53,917               53,917
Subscription receivable                                                      (30)                 (30)
Accumulated deficit                                                      (51,232)             (51,075)
Treasury Stock:  60,156 shares at cost                                       (15)                 (15)
                                                                ----------------  -------------------

           Total stockholders' equity                                      4,196                4,353
                                                                ----------------  -------------------

Total liabilities and stockholders' equity                       $         8,194   $            8,332
                                                                ================  ===================


Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

================================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================
                              POSITRON CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                               ========================
                                                                March 31,    March 31,
                                                                  2000         1999
                                                               -----------  -----------
Revenues:
    System sales                                               $      800   $       --
    Upgrades                                                           --           77
    Service and component                                             369          311
                                                               -----------  -----------
       Total Revenue:                                               1,169          388

Costs of sales and services:
    System sales                                                      398           --
    Upgrades                                                           --           28
    Service, warranty and component                                   115          114
                                                               -----------  -----------

       Total costs of revenues                                        513          142
                                                               -----------  -----------

        Gross profit                                                  656          246

Operating expenses:
    Research and development                                          255           69
    Selling and marketing                                             248           --
    General and administrative                                        395           91
                                                               -----------  -----------

        Total operating expenses                                      898          160
                                                               -----------  -----------
             Income (loss) from operations                           (242)          86

Interest income/(expense)                                              85          (52)
                                                               -----------  -----------

             Income (loss) from operations                           (242)          86

        Total other income (expense)                                   85          (52)
                                                               -----------  -----------

Net income (loss)                                              $     (157)  $       34
                                                               -----------  -----------

Basic and diluted earnings (loss) per common share             $     0.00   $     0.00
                                                               -----------  -----------
Weighted average number of basic Common shares outstanding         57,535       14,440
                                                               -----------  -----------
Weighted average number of diluted Common shares outstanding       57,535       16,207
                                                               -----------  -----------
     Common shares outstanding


                             See accompanying notes
================================================================================

FORM  10-QSB                                                  MARCH  31,  2000
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                            ------------------------
                                                             March 31,    March 31,
                                                               2000         1999
                                                            -----------  -----------
Cash flows from operating activities:
    Net income (loss)                                       $     (157)  $       34
    Adjustment to reconcile net income (loss) to net cash
            provided (used) in operating activities
         Depreciation                                               15           15
         Changes in operating assets and liabilities:
             Accounts receivable                                  (753)        (103)
              Inventory                                           (318)           6
              Prepaid expenses                                      33           --
              Other current assets                                (243)          --
              Accrued liabilities                                   84          (19)
              Unearned revenue                                     (59)          67
              Other liabilities                                     (6)          --
                                                            -----------  -----------
          Net cash used in operating activities                 (1,404)          --

Cash flows from investing activities:
      Capital expenditures                                         (16)          --
                                                            -----------  -----------
           Net cash used in investing activities                   (16)          --
                                                            -----------  -----------

Net decrease in cash and cash equivalents                   $   (1,420)  $       --

Cash and cash equivalents, beginning of period                   7,180            8
                                                            -----------  -----------

Cash and cash equivalents, end of period                    $    5,760   $        8
                                                            ===========  ===========

                             See  accompanying  notes
================================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================

                              POSITRON CORPORATION
                   SELECTED  NOTES  TO  FINANCIAL  STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 1999, as reported in the Form 10-KSB, have been omitted.

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

3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for 2000 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of diluted weighted average shares outstanding:

                                                                     Three Months Ended
                                                                   ======================
                                                                    March 31,   March 31,
(In Thousands)                                                        2000         1999
                                                                   -----------  ----------
Numerator:
    Net income (loss)                                              $     (157)  $       34
                                                                   -----------  ----------
Denominator:
   Denominator for basic earnings per share-weighted
   average shares                                                      57,535       14,440
    Effect of dilutive securities:
        Convertible Series A preferred stock                               --        1,142
        Convertible Series B preferred stock                               --          625
                                                                   -----------  ----------
    Dilutive potential common shares                                       --        1,767
                                                                   -----------  ----------
    Denominator for diluted earnings per Share-adjusted weighted
            average shares and assumed conversions                     57,535       16,207
                                                                   ===========  ==========


==============================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================

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


=============================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================

     ITEM 2 - MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
                             RESULTS OF OPERATIONS

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitations, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, or be achieved, or be accomplished.

COMPARISON  OF  THE  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2000  AND  1999.
----------------

We generated a loss of $157,000 for the three months ended March 31, 2000 compared to a profit of $34,000 for the three months ended March 31, 1999. Our current year loss was primarily the result of the hiring of additional personnel and increased operating expenses as we resumed full operation and production.

We generated system revenue of $800,000 during the three months ended March 31, 2000 on one system sale versus no system revenue for the same period in 1999. We received no upgrade revenue for the quarter versus $77,000 in 1999. In addition, service and component sales revenue increased $58,000 to $369,000 in 2000 from $311,000 during the same period in 1999 due to increased service work. Service revenue increases are attributable to normal fluctuations in service.

Our gross profit for the three months ended March 31, 2000 increased $410,000 to $656,000 compared to $246,000 for the three months in 1999. This increase was due primarily to the sale of a system and slightly better margins on the service and component revenue.

Total operating expense increased $738,000 to $898,000 for the three months ended March 31, 2000 from $160,000 for 1999. The increase results primarily from significant staff additions and related operating expenditures in all areas as we went back into full operation and production.

Net interest income was $85,000 for the three months ended March 31, 2000 as compared to net interest expense of $52,000 for the same three months in 1999 due primarily to the investment interest in first quarter 2000 on proceeds of equity funding from August of 1999. During the first quarter of 1999, interest was paid on the Imatron and Uro-Tech loans.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding in August 1999, (see 5. Imatron Transaction above), we began hiring personnel and incurring increasing operating expenses as we resumed full operation and production. Our return to full operation resulted in the sale of our first system in two years but also resulted in increased overhead and operating expenses.

Despite the first quarter system sale, we have previously been unable to sell our POSICAMTM systems in sufficient quantities to be profitable and there is no guarantee that we will reach a system sales level that will generate profits on a consistent basis. Consequently, we have sustained substantial accumulated losses. Due to the sizeable selling prices of our systems and the limited number of systems sold or placed in service each year, our revenues have fluctuated significantly year-to-year. We have an accumulated deficit of $51,232,000 at March 31, 2000.


==============================================================================

FORM  10-QSB                                                  MARCH  31,  2000
==============================================================================


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POSITRON  CORPORATION
                                        (Registrant)



Date:     May  12,  2000                /s/  Gary  H.  Brooks
                                       ----------------------
                                        Gary  H.  Brooks
                                        President
                                        (Duly  Authorized  Officer  and
                                        Principal  Accounting  Officer)


==============================================================================