Form 10QSB
period 2000-06-30
POSITRON CORP
filed 2000-08-08
CIK 844985

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                         Yes     X          No
                             ---------         ----------




As of June 30, 2000, there were 57,909,021 shares of the Registrant's Common Stock, $ .01 par value outstanding.


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================




                              POSITRON CORPORATION

                                TABLE OF CONTENTS

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of June 30, 2000 and December 31, 1999               3

     Condensed Statements of Operations for the three months and six months ended
           June 30, 2000 and 1999                                                     4

      Condensed Statement of Stockholders' Equity for the six months ended
            June 30, 2000                                                             5

     Condensed Statements of Cash Flows for the three months and six months ended
           June 30, 2000 and 1999                                                     6

     Selected Notes to Condensed Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                         9

Signature Page                                                                       10


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================

                                    POSITRON CORPORATION

                                       BALANCE SHEETS

                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       June       December
                                                                     30, 2000     31, 1999
ASSETS                                                             (Unaudited)     (Note)
------                                                             ------------  ----------
Current assets:
  Cash and cash equivalents                                        $     4,623   $   7,180
  Accounts receivable, net                                                  79         101
  Inventories                                                            3,153         683
  Prepaid expenses                                                          44         108
  Other current assets                                                     308         150
                                                                   ------------  ----------

          Total current assets                                           8,207       8,222

Plant and equipment, net                                                   216         110
                                                                   ------------  ----------

          Total assets                                             $     8,423   $   8,332
                                                                   ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable, trade and accrued liabilities                  $     3,229   $   3,766
  Customer deposits                                                        900          --
  Unearned revenue                                                          77         168
                                                                   ------------  ----------

          Total current liabilities                                      4,206       3,934

Other  liabilities                                                          34          45
                                                                   ------------  ----------

          Total liabilities                                              4,240       3,979
                                                                   ------------  ----------

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value;  8% cumulative,
   Convertible, redeemable;  $1.00 par value; 5,450,000 shares authorized; 980,942 shares issued and outstanding
   at June 30, 2000 and December 31, 1999.                                 981         981
Common Stock:  $0.01 par value; 100,000,000 shares
   authorized; 57,969,177 and 57,534,710 shares issued and
   57,909,021 and 57,474,554 shares outstanding at June 30, 2000
   and December 31, 1999, respectively.                                    580         575
Additional paid-in capital                                              54,211      53,917
Subscription receivable                                                    (30)        (30)
Accumulated deficit                                                    (51,544)    (51,075)
Treasury Stock:  60,156 shares at cost                                     (15)        (15)
                                                                   ------------  ----------

          Total stockholders' equity                                     4,183       4,353
                                                                   ------------  ----------

              Total liabilities and stockholders' equity           $     8,423   $   8,332
                                                                   ============  ==========


Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================

                              POSITRON CORPORATION

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                               Three Months Ended       Six Months Ended
                                             ----------------------  ----------------------
                                              June 30,    June 30,     June 30,    June 30,
                                                2000        1999        2000        1999
                                             ----------  ----------  ----------  ----------
Revenues:
    System sales                             $   1,200   $      --       2,000   $      --
    Upgrades                                        --          61          --         138
    Service and component                          341         392         710         703
                                             ----------  ----------  ----------  ----------

       Total Revenue:                            1,541         453       2,710         841
                                             ----------  ----------  ----------  ----------

Costs of sales and services:
    System sales                                   929          --       1,327          --
    Upgrades                                        --          21          --          49
    Service and component                          156         133         271         247
                                             ----------  ----------  ----------  ----------

       Total costs of revenues                   1,085         154       1,598         296
                                             ----------  ----------  ----------  ----------

       Gross profit                                456         299       1,112         545
                                             ----------  ----------  ----------  ----------

Operating expenses:
    Research and development                       362          60         617         129
    Selling and marketing                          270          --         518          --
    General and administrative                     200         145         595         236
                                             ----------  ----------  ----------  ----------

       Total operating expenses                    832         205       1,730         365
                                             ----------  ----------  ----------  ----------

          Income (loss) from operations           (376)         94        (618)        180

Other income (expense)
    Interest income (expense)                       64         (48)        149        (100)
                                             ----------  ----------  ----------  ----------

       Total other income (expense)                 64         (48)        149        (100)
                                             ----------  ----------  ----------  ----------

Net income (loss)                            $    (312)  $      46   $    (469)  $      80
                                             ==========  ==========  ==========  ==========

Basic earnings (loss) per common share       $   (0.01)  $    0.00   $   (0.01)  $    0.00

Weighted average number of basic
    common shares outstanding                   57,692      16,396      57,583      16,322

Diluted earnings (loss) per common share     $   (0.01)  $    0.00   $   (0.01)  $    0.00

Weighted average number of diluted
    common shares outstanding                   57,692      16,396      57,583      16,322


                             See accompanying notes


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================



                                        POSITRON CORPORATION

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                           (IN THOUSANDS)
                                            (UNAUDITED)


              Series A
              Preferred Stock  Common Stock    Additional    Sub-        Accum-     Trea-
              ---------------  --------------   Paid-In    scription     ulated     Sury
              Shares  Amount   Shares  Amount   Capital    Receivable    Deficit    Stock    Total
              ------  -------  ------  -------  --------  ------------  ---------  -------  -------
Balance at
December
  31, 1999       981  $   981  57,535  $   575  $ 53,917  $       (30)  $(51,075)  $  (15)  $4,353

Net loss                                                                    (469)             (469)

Conversion
of debt to
equity                            434        5       294                                       299
              ------  -------  ------  -------  --------  ------------  ---------  -------  -------

Balance at
June
  30, 2000       981  $   981  57,969  $   580  $ 54,211  $       (30)  $(51,544)  $  (15)  $4,183
              ======  =======  ======  =======  ========  ============  =========  =======  =======



                             See accompanying notes


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                   ----------------------  ----------------------
                                                    June 30,    June 30,    June 30,    June 30,
                                                      2000        1999        2000        1999
                                                   ----------  ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                $    (312)  $      46   $    (469)  $      80
  Adjustment to reconcile net income (loss)
    to net cash used in operating activities
      Depreciation                                        19           9          34          24
      Changes in operating assets and
        liabilities:
        Accounts receivable                              775           1          22        (102)
        Inventory                                     (2,152)         --      (2,470)          6
        Prepaid expenses                                  31          --          64          --
        Other current assets                              85          --        (158)         --
        Accounts payable, trade and
          accrued liabilities                           (322)        (25)       (238)        (44)
        Customer deposits                                900          --         900          --
        Unearned revenue                                 (32)        (37)        (91)         30
        Other liabilities                                 (5)         --         (11)         --
                                                   ----------  ----------  ----------  ----------

      Net cash used in operating activities           (1,013)         (6)     (2,417)         (6)

Cash flows from investing activities:
    Capital expenditures                                (124)         --        (140)         --
                                                   ----------  ----------  ----------  ----------

      Net cash used in investing activities             (124)         --        (140)         --
                                                   ----------  ----------  ----------  ----------

Net decrease in cash and cash equivalents             (1,137)         (6)     (2,557)         (6)

Cash and cash equivalents, beginning                   5,760           8       7,180           8
  of period                                        ----------  ----------  ----------  ----------

Cash and cash equivalents, end of period           $   4,623   $       2   $   4,623   $       2
                                                   ==========  ==========  ==========  ==========



                             See accompanying notes


================================================================================

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended     Six Months Ended
                                               --------------------  --------------------
                                                June 30,  June 30,    June 30,   June 30,
                                                 2000       1999       2000       1999
                                               ---------  ---------  ---------  ---------
                                                   (In Thousands)       (In Thousands)
Numerator:
   Net income (loss)                           $   (312)  $     46   $   (469)  $     80

Denominator:
   Denominator for basic earnings per
   share-weighted average shares                 57,692     15,726     57,583     15,652

   Effect of dilutive securities:
     Convertible Series A preferred stock            --        670         --        670

   Dilutive potential common shares                  --        670         --        670
                                               ---------  ---------  ---------  ---------

   Denominator for diluted earnings per
   share-adjusted weighted average
   shares and assumed conversions                57,692     16,396     57,583     16,322
                                               =========  ========  ==========  =========

Basic earnings (loss) per share                $  (0.01)  $   0.00  $   (0.01)  $   0.00
                                               =========  ========  ==========  =========

Diluted earnings (loss) per share              $  (0.01)  $   0.00  $   (0.01)  $   0.00
                                               =========  ========  ==========  =========

FORM  10-QSB                                                       JUNE 30, 2000
================================================================================


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
&  1999.
--------

We generated a loss of $312,000 for the three months ended June 30, 2000 compared to income of $46,000 for the three months ended June 30, 1999. Our current year loss was primarily the result of the hiring of additional personnel and increased operating expenses as we resumed full operation and production.

We generated system revenue of $1,200,000 during the three months ended June 30, 2000 on one system sale versus no system revenue for the same period in 1999. We received no upgrade revenue for the quarter versus $61,000 in 1999. In addition, service and component sales revenue decreased $51,000 to $341,000 in 2000 from $392,000 during the same period in 1999 due to a decrease in service work. Service revenue decreases are attributable to normal fluctuations in service.

Our gross profit for the three months ended June 30, 2000 increased $157,000 to $456,000 compared to $299,000 for the same three months in 1999. This increase was due primarily to the sale of a system during the quarter ended June 30, 2000.

Total operating expense increased $627,000 to $832,000 for the three months ended June 30, 2000 from $205,000 for the same three months in 1999. The increase results primarily from significant staff additions and related operating expenditures in all areas as we went back into full operation and production.

Net interest income was $64,000 for the three months ended June 30, 2000 as compared to net interest expense of $48,000 for the same three months in 1999 due primarily to the investment interest in 2000 on proceeds of equity funding from August of 1999. During the second quarter of 1999, interest was paid on the Imatron and Uro-Tech loans.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 &
--------------------------------------------------------------------------------
1999.
-----

We generated a loss of $469,000 for the six months ended June 30, 2000 compared to income of $80,000 for the six months ended June 30, 1999. Our current year loss was primarily the result of the hiring of additional personnel and increased operating expenses as we resumed full operation and production.

We generated system revenue of $2,000,000 during the six months ended June 30, 2000 on the sale of two systems versus no system revenue for the same period in 1999. We received no upgrade revenue during 2000 versus $138,000 for the six months ended June 30, 1999. In addition, service and component sales revenue increased $7,000 to $710,000 in 2000 from $703,000 during the same period in 1999 due to increased service work. Service revenue increases are attributable to normal fluctuations in service.


================================================================================

Our gross profit for the six months ended June 30, 2000 increased $567,000 to $1,112,000 compared to $545,000 for the same six months in 1999. This increase was due primarily to the sale of two systems during the six months ended June 30, 2000.

Total operating expense increased $1,365,000 to $1,730,000 for the six months ended June 30, 2000 from $365,000 for the same period in 1999. The increase results primarily from significant staff additions and related operating expenditures in all areas as we went back into full operation and production.

Net interest income was $149,000 for the six months ended June 30, 2000 as compared to net interest expense of $100,000 for the same six months in 1999, due primarily to the investment interest earned in the first six months of 2000 on proceeds of equity funding from August of 1999. During the first six months of 1999, interest was paid on the Imatron and Uro-Tech loans.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding in August 1999, (see 5. Imatron Transaction above), we began hiring personnel and incurring increasing operating expenses as we resumed full operation and production. Our return to full operation resulted in the sale of two systems in 2000, but also resulted in increased overhead and operating expenses.

Despite the sale of the two systems, we have previously been unable to sell our POSICAMTM systems in sufficient quantities to be profitable and there is no guarantee that we will reach a system sales level that will generate profits on a consistent basis. Consequently, we have sustained substantial accumulated losses. Due to the sizeable selling prices of our systems and the limited number of systems sold or placed in service each year, our revenues have fluctuated significantly year-to-year. We have an accumulated deficit of $51,544,000 at June 30, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               POSITRON  CORPORATION
                                               (Registrant)




Date:   August 8, 2000                         /s/  Gary  H.  Brooks
                                               ----------------------
                                               Gary  H.  Brooks
                                               President
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)


================================================================================