Form 10QSB
period 2000-09-30
POSITRON CORP
filed 2000-11-14
CIK 844985

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================


                    U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                 FORM  10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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



As  of  September  30,  2000,  there  were 58,458,344 shares of the Registrant's
Common  Stock,  $  .01  par  value  outstanding.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000
PART I - FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----
Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of September 30, 2000 and December 31, 1999           3

     Condensed Statements of Operations for the three months and nine months ended
           September 30, 2000 and 1999                                                 4

     Condensed Statement of Stockholders' Equity for the nine months ended
            September 30, 2000                                                         5

     Condensed Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                                 6

     Selected Notes to Condensed Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operation                                                      9

Signature Page                                                                        10


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

                                              POSITRON CORPORATION
                                                 BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       September 30, 2000    December 31, 1999
                                                                           (Unaudited)             (Note)
                                                                     ---------------------  --------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                           $              3,908   $            7,180
  Accounts receivable, net                                                             964                  101
  Inventories                                                                        2,528                  683
  Prepaid expenses                                                                      11                  108
  Other current assets                                                                 365                  150
                                                                      ---------------------  -------------------
          Total current assets                                                       7,776                8,222

Plant and equipment, net                                                               353                  110
                                                                      ---------------------  ------------------
          Total assets                                                $              8,129   $            8,332
                                                                      =====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                    $              1,989   $            3,766
   Unearned revenue                                                                     89                  168
   Current portion of capital lease obligation                                          35                   --
                                                                      ---------------------  -------------------
          Total current liabilities                                                  2,113                3,934

Capital lease obligation                                                                82                   --
Other liabilities                                                                       28                   45
                                                                      ---------------------  -------------------
          Total liabilities                                                          2,223                3,979
                                                                      ---------------------  -------------------

Stockholders' equity:
Series A Preferred Stock:  $1.00 par value;  8% cumulative,
    convertible, redeemable;  5,450,000 shares authorized;
    547,619 and 980,942 shares issued and outstanding at
    September 30, 2000 and December 30, 1999, respectively.                            548                  981
Common Stock:  $0.01 par value; 100,000,000 shares authorized;
    58,518,500 and 57,534,710 shares issued and 58,458,344 and
    57,474,554 shares outstanding at September 30, 2000 and
    December 31, 1999, respectively.                                                   585                  575
Additional paid-in capital                                                          54,674               53,917
Unissued Common Stock                                                                  150                   --
Subscription receivable                                                                (30)                 (30)
Accumulated deficit                                                                (50,006)             (51,075)
Treasury Stock:  60,156 shares at cost                                                 (15)                 (15)
                                                                      ---------------------  -------------------
           Total stockholders' equity                                                5,906                4,353
                                                                      ---------------------  -------------------

                          Total liabilities and stockholders' equity  $              8,129   $            8,332
                                                                      =====================  ===================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but  does  not include all of the information and footnotes required by generally accepted accounting principles for  complete  financial  statements.  See  accompanying  notes.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

                                                      POSITRON CORPORATION
                                               UNAUDITED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended              Nine Months Ended
                                               --------------------------------  --------------------------------
                                                Sept 30, 2000    Sept 30, 1999    Sept 30, 2000    Sept 30, 1999
                                               ---------------  ---------------  ---------------  ---------------
Revenue:
    System sales                               $        3,000   $           --   $        5,000   $           --
    Upgrades                                               13               --               13              137
    Service and component                                 372              385            1,082            1,088
                                               ---------------  ---------------  -- ------------  ---------------

       Total revenue                                    3,385              385            6,095            1,225
                                               ---------------  ---------------  - -------------  ---------------

Costs of sales and services:
    System sales                                        2,792               --            4,119               --
    Upgrades                                                6               --                6               48
    Service and component                                 154              171              425              418
                                               ---------------  ---------------  ---------------  ---------------

       Total costs of sales and services                2,952              171            4,550              466
                                               ---------------  ---------------  ---------------  ---------------

        Gross profit                                      433              214            1,545              759
                                               ---------------  ---------------  ---------------  ---------------

Operating expenses:
    Research and development                              145              140              762              269
    Selling and marketing                                 219               60              737               60
    General and administrative                            561              184            1,156              420
                                               ---------------  ---------------  ---------------  ---------------

        Total operating expenses                          925              384            2,655              749
                                               ---------------  ---------------  ---------------  ---------------

             Income (loss) from operations               (492)            (170)          (1,110)              10

Other income (expense)
    Interest expense                                       --               --               --             (100)
    Interest income                                        66               55              215               55
    Gain on reversal of warranty reserve                1,192               --            1,192               --
    Bad debt recovery                                     580               --              580               --
                                               ---------------  ---------------  ---------------  ---------------

         Total other income (expense)                   1,838               55            1,987              (45)
                                               ---------------  ---------------  ---------------  ---------------

Income (loss) before extraordinary gain                 1,346             (115)             877              (35)

Extraordinary gain on extinguishment of debt              192              143              192              143
                                               ---------------  ---------------  ---------------  ---------------

Net income                                     $        1,538   $           28   $        1,069   $          108
                                               ===============  ===============  ===============  ===============

Basic income per common share
      Before extraordinary item                $         0.02   $         0.00   $         0.02   $         0.00
      Extraordinary item                                 0.00             0.00             0.00             0.00
                                               ---------------  ---------------  ---------------  ---------------

             Net income per common share       $         0.02   $         0.00   $         0.02   $         0.00
                                               ===============  ===============  ===============  ===============

Diluted income per common share
     Before extraordinary item                 $         0.02   $         0.00   $         0.01   $         0.00
     Extraordinary item                                  0.00             0.00             0.00             0.00
                                               ---------------  ---------------  ---------------  ---------------

             Net income per common share       $         0.02   $         0.00   $         0.01   $         0.00
                                               ===============  ===============  ===============  ===============

Weighted average shares outstanding
      Basic                                            58,415           40,278           58,043           23,792
      Diluted                                          73,777           50,880           76,273           27,691



See  accompanying  notes


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

                                                      POSITRON CORPORATION
                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)


                         Series  A
                      Preferred  Stock                           Additional  Unissued     Sub-       Accum-
                    --------------------      Common  Stock       Paid-In    Common    scription     ulated    Treasury
                      Shares     Amount     Shares     Amount     Capital     Stock    Receivable    Deficit     Stock     Total
                    ----------  --------  ----------  ---------  ----------  -------  ------------  ---------  ----------  ------
Balance at
   December 31,
   1999                   981   $   981       57,535  $     575  $   53,917  $    --  $       (30)  $(51,075)  $     (15)  $4,353
Net Income                                                                                             1,069                1,069
Conversion of
   debt to equity                                434          5         294                                                   299
Sale of common
   stock                                                                         150                                          150
Conversion of
   preferred stock
   into common
   stock                 (433)     (433)         433          4         429                                                    --
Issuance of
   common stock
   for services                                  116          1          34                                                    35
                    ----------  --------  ----------  ---------  ----------  -------  ------------  ---------  ----------  ------
Balance at Sept
   30, 2000               548   $   548       58,518  $     585  $   54,674  $   150  $       (30)  $(50,006)  $     (15)  $5,906
                    ==========  ========  ==========  =========  ==========  =======  ============  =========  ==========  ======


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

                                               POSITRON CORPORATION
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)



                                                                                         Nine Months Ended
                                                                                 -------------------------------
                                                                                  Sept 30, 2000    Sept 30, 1999
                                                                                 ---------------  ---------------


Cash flows from operating activities:
    Net income                                                                   $        1,069   $          108
    Adjustment to reconcile net income to net cash used in operating activities
        Extraordinary gain on forgiveness of debt                                          (192)            (143)
        Depreciation expense                                                                 60               13
        Common stock issued as compensation for services                                     35               --
        Change in operating assets and liabilities
            Increase in accounts receivable                                                (863)            (111)
            Decrease (increase) in inventories                                           (1,845)            (245)
            Decrease (increase) in prepaid expenses                                          97              (45)
            Increase in other current assets                                               (215)             (30)
            Decrease in accounts payable and accrued liabilities                         (1,286)          (1,017)
            Decrease in other liabilities                                                   (17)             (68)
            Decrease in unearned revenue                                                    (79)             (17)
                                                                                 ---------------  ---------------

           Net cash used in operating activities                                         (3,236)          (1,555)

Cash flows from investing activities:
      Capital expenditures                                                                 (186)              --
                                                                                 ---------------  ---------------
           Net cash used in investing activities                                           (186)              --
                                                                                 ---------------  ---------------
Cash flows from financing activities:
      Repayment of notes payable                                                             --           (1,249)
      Proceeds from sale of common stock                                                    150           11,402
                                                                                 ---------------  ---------------
           Net cash provided by financing activities                                        150           10,153
                                                                                 ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                     (3,272)           8,598

Cash and cash equivalents, beginning of period                                            7,180                8
                                                                                 ---------------  ---------------
Cash and cash equivalents, end of period                                         $        3,908   $        8,606
                                                                                 ===============  ===============

                             See accompanying notes
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

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

     The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended              Nine Months Ended
                                              --------------------------------  -------------------------------
                                               Sept 30, 2000    Sept 30, 1999    Sept 30, 2000   Sept 30, 1999
                                              ---------------  ---------------  --------------  ---------------
                                                       (In Thousands)                   (In Thousands)

  Numerator:
    Basic and diluted income
       Before extraordinary item              $         1,346  $         (115)  $          877  $          (35)
       Extraordinary item                                 192             143              192             143
                                              ---------------  ---------------  --------------  ---------------
          Net income                          $         1,538  $           28   $        1,069  $          108
                                              ===============  ===============  ==============  ===============

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

  Denominator:
   Denominator for basic earnings per                  58,415          40,278           58,043          23,792
   share-weighted average shares

    Effect of dilutive securities:
        Convertible Series A preferred stock              548             670              657             670
        Dilutive potential common shares               14,814           9,932           17,573           3,229
                                              ---------------  ---------------  --------------  ---------------
    Denominator for diluted earnings per
    share-adjusted weighted average
    shares and assumed conversions                     73,777          50,880           76,273          27,691
                                              ===============  ===============  ==============  ===============

  Basic income per common share
    Before extraordinary item                 $          0.02  $         0.00   $         0.02  $         0.00
    Extraordinary item                                   0.00            0.00             0.00            0.00
                                              ---------------  ---------------  --------------  ---------------
        Net income per common share           $          0.02  $         0.00   $         0.02  $         0.00
                                              ===============  ===============  ==============  ===============

  Diluted income per common share
     Before extraordinary item                $          0.02  $         0.00   $         0.01  $         0.00
     Extraordinary item                                  0.00            0.00             0.00            0.00
                                              ---------------  ---------------  --------------  ---------------
         Net income per common share          $          0.02  $         0.00   $         0.01  $         0.00
                                              ===============  ===============  ==============  ===============


4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.


5.   OPERATING  RESULTS
     ------------------

     The operating results for the three and nine month periods ended September 30, 2000 include income of $1,192,000 related to the reversal of warranty reserves that arose in previous years. These warranty reserves were eliminated due to settlement of remaining warranty obligations with two customers.

     The 2000 operating results also include a $580,000 bad debt recovery from a customer.

     Extraordinary income includes gains of $192,000 and $143,000 related to the extinguishment of debt in the periods ended September 30, 2000 and 1999, respectively.


6.   LEGAL  PROCEEDINGS
     ------------------

     On September 26, 2000 a complaint was filed against the Company in Colorado state court by ProFutures Capital Bridge Fund, L.P. for declaratory relief and breach of contract regarding the number of shares of common stock which may be purchased upon exercise of the plaintiff's 1,500,000 common stock purchase warrants. The warrants contain certain price adjustments and anti-dilution provisions. The plaintiff claims that the warrants entitle it to purchase at least 4,867,571 shares of common stock. The plaintiff also claims that the Company failed to register the proper number of shares underlying its warrants. The Company believes the complaint is without merit and intends to vigorously defend.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2000  &  1999.
--------------

We generated income of $1,538,000 for the three months ended September 30, 2000 compared to income of $28,000 for the three months ended September 30, 1999. Income in the current quarter was primarily the result of a $1,192,000 gain attributed to the reversal of warranty reserve.

We generated revenue of $3,000,000 during the three months ended September 30, 2000 on three system sales versus no system sales revenue for the same period in 1999. In addition, service and component sales revenue decreased $13,000 to $372,000 in 2000 from $385,000 during the same period in 1999. Service revenue decreases are attributable to normal fluctuations in service.

Our gross profit for the three months ended September 30, 2000 increased $219,000 to $433,000 compared to $214,000 for the same quarter in 1999. This increase was primarily due to the sale of three systems during the quarter ended September 30, 2000.

Total operating expense increased $541,000 to $925,000 for the three months ended September 30, 2000 from $384,000 for the same three months in 1999. The increase results primarily from significant staff additions and related operating expenditures in all areas as we went back into full operation and production.

Interest income was $66,000 for the three months ended September 30, 2000 as compared to interest income of $55,000 for the same three months in 1999. Investment interest has been earned on proceeds of the equity funding in August of 1999.

A $580,000 bad debt recovery occurred during the three month period ended September 30, 1999 compared to none in the same period in 1999. Income included an extraordinary gain resulting from the extinguishment of debt of $192,000 in the quarter ended September 30, 2000 versus $143,000 in the same quarter in 1999.

COMPARISON  OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2000  &  1999.
--------------

We generated income of $1,069,000 for the nine months ended September 30, 2000 compared to income of $108,000 for the nine months ended September 30, 1999. Our current year income was primarily the result of a $1,192,000 gain attributed to the reversal of warranty reserve.

We generated revenue of $5,000,000 during the nine months ended September 30, 2000 on the sale of five systems versus no system sales revenue for the same period in 1999. We received $13,000 in upgrade revenue during 2000 versus $137,000 for the nine months ended September 30, 1999. In addition, service and component sales revenue decreased $6,000 to $1,082,000 in 2000 from $1,088,000 during the same period in 1999. The decrease in service revenue is attributable to normal fluctuations in service.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2000
================================================================================

Our gross profit for the nine months ended September 30, 2000 increased $786,000 to $1,545,000 compared to $759,000 for the same nine months in 1999. This increase was primarily due to the sale of five systems during the nine months ended September 30, 2000.

Total operating expense increased $1,906,000 to $2,655,000 for the nine months ended September 30, 2000 from $749,000 for the same period in 1999. The increase results primarily from significant staff additions and related operating expenditures in all areas as we went back into full operation and production.

Interest income was $215,000 for the nine months ended September 30, 2000 as compared to interest income of $55,000 for the same nine months in 1999, due primarily to the investment interest earned on proceeds of equity funding from August of 1999. During the first eight months of 1999, interest expense of $100,000 was paid on the Imatron and Uro-Tech loans.

A $580,000 bad debt recovery occurred during the nine month period ended September 30, 2000 compared to none in the same period in 1999. Income included an extraordinary gain resulting from the extinguishment of debt of $192,000 in the nine month period ended September 30, 2000 versus $143,000 in the same nine month period in 1999.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding in August 1999, we began hiring personnel and incurring increasing operating expenses as we resumed full operation and production. Our return to full operation resulted in the sale of five systems in 2000, but also resulted in increased overhead and operating expenses.

Despite the sale of the five systems, we have previously been unable to sell our POSICAM (TM) systems in sufficient quantities to be profitable and there is no guarantee that we will reach a system sales level that will generate profits on a consistent basis. Consequently, we have sustained substantial accumulated losses. Due to the sizeable selling prices of our systems and the limited number of systems sold or placed in service each year, our revenues have fluctuated significantly year-to-year. We have an accumulated deficit of $50,006,000 at September 30, 2000.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POSITRON  CORPORATION
                                        (Registrant)





Date:   November  13,  2000             /s/  Gary  H.  Brooks
                                        ----------------------
                                        Gary  H.  Brooks
                                        President
                                        (Duly  Authorized  Officer  and
                                        Principal  Accounting  Officer)




================================================================================