Form 10KSB
period 2000-12-31
POSITRON CORP
filed 2001-04-02
CIK 844985

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        Commissions file number: 0-24092


                                    POSITRON


                              A Texas Corporation
            1304 Langham Creek Drive, Suite 300, Houston, Texas 77084
                                 (281) 492-7100

                 IRS Employer Identification Number: 76-0083622


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's  revenues  for  fiscal  year  ended  December  31,  2000:  $6,724,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 27, 2001: $9,307,072.

As of March 27, 2001, there were 62,047,150 shares of the Registrant's common stock, $.01 par value outstanding.


Documents  incorporated  by  reference:  None

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

                       ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration ("FDA") approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 2000, the Company has sold twenty one (21) POSICAM(TM) systems, of which thirteen (13) are in leading medical facilities in the United States and five (5) are installed in international medical institutions. The Company has repurchased two (2) systems, which are held in inventory for resale. The Company presently markets its POSICAM(TM) systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 2000:

Site                                             Location          Clinical Application       Date
-------------------------------------------  ----------------  -----------------------------  ----
Saint Joseph's Hospital                      Atlanta, GA       Cardiology                     1988
Cleveland Clinic Foundation                  Cleveland, OH     Cardiology/Neurology/Oncology  1988
Memorial Hospital                            Jacksonville, FL  Cardiology/Oncology/Neurology  1988
Kennestone Hospital                          Marietta, GA      Cardiology/Oncology/Neurology  1989
Medical City Dallas                          Dallas, TX        Cardiology/Oncology/Neurology  1990
Yale/Veterans Administration                 New Haven, CT     Neurology/Oncology/Cardiology  1991
Beth Israel                                  New York, NY      Cardiology/Oncology/Neurology  1991
Crawford Long Hospital                       Atlanta, GA       Cardiology/Oncology            1992
Hermann Hospital                             Houston, TX       Cardiology/Oncology/Neurology  1993
Bergan Mercy Hospital                        Omaha, NE         Cardiology/Oncology/Neurology  1995
Buffalo Cardiology & Pulmonary Assoc.        Buffalo, NY       Cardiology/Oncology            1995
Hadassah Hospital                            Israel            Cardiology/Oncology/Neurology  1995
Baptist Hospital                             Nashville, TN     Cardiology/Oncology/Neurology  1996
Nishidai Clinic (3 systems)                  Japan             Cardiology/Oncology/Neurology  2000
National Institute of Radiological Sciences  Japan             Cardiology/Oncology/Neurology  2000
Coronary Disease Reversal & Prevention       Buffalo, NY       Cardiology/Oncology/Neurology  2000

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

Commercialization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics, which may provide certain performance advantages over other commercially available PET systems. Such performance advantages include: (i) high count-rate capability and high sensitivity, which result in faster, more accurate imaging; (ii) enhanced ability to use certain types of radiopharmaceuticals, which reduces reliance on a cyclotron and enhances patient throughput; (iii) ability to minimize patient exposure to radiation; and (iv) ability to minimize false positive and false negative diagnoses of disease. The medical imaging industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. See "Item 1. Description of Business - Risks Associated with Business Activities-Substantial Competition and Effects of Technological Change".

The Company's initial focus was the clinical cardiology market, where its POSICAM(TM) systems have been used to assess the presence and extent of coronary artery disease, such as the effect of arterial blockages and heart damage due to heart attacks. In 1994 and 1995, the Company made technological advances which allowed it to market its products to the neurological and oncological markets. Neurological applications of POSICAM(TM) systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer's disease, Pick's disease and Parkinson's disease. In oncology, POSICAM(TM) systems are used in the diagnosis and evaluation of melanoma and tumors of the bone and various organs and tissues such as the brain, lungs, liver, colon, breasts and lymphatic system.

MEDICAL  IMAGING  INDUSTRY  OVERVIEW

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CT, and nuclear medicine (which includes PET and Single-Photon Emission Computed Tomography ("SPECT"). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 200 dedicated PET systems are currently operational in the United States and approximately 150 additional dedicated PET systems are in commercial use internationally.

PET  TECHNOLOGY

The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient's bloodstream. After being distributed within the patient's body, the injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are emitted and subsequently converted along with free electrons into two gamma rays or photons. These paired gamma events are detected by the POSICAM(TM) systems as coincidence events. The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software. Since certain functional processes, such as blood flow, metabolism or other biochemical processes, determine the concentration of the radiopharmaceutical throughout the body, the intensity or color at each point in the PET image directly maps the vitality of the respective function at that point within an organ.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

In cardiology, PET imaging is an accurate, non-invasive method of diagnosing or assessing the severity of coronary artery disease. Unlike other imaging technologies, PET technology allows a physician to determine whether blood flow to the heart muscle is normal, thereby identifying narrowed coronary arteries, and whether damaged heart muscle is viable and may benefit from treatment such as bypass surgery or angioplasty. In addition, dynamic and gated imaging can display and measure the ejection fraction and wall motion of the heart.

In neurology, PET imaging is now being used as a surgical planning tool to locate the source of epileptic disturbances in patients with uncontrollable seizures. In other neurological applications, PET is used in the diagnosis of dementia, Alzheimer's disease, Pick's disease and Parkinson's disease, and in the evaluation of stroke severity.

In oncology, PET imaging has historically been used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown that PET is more accurate than CT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. Pet scans are becoming commonly used to assess suspected breast cancer and whether the lymph system has become involved. Whole body PET scans are now routinely performed to survey the body for cancer. This application enables oncologists to see the total picture of all metastases in a patient, thereby allowing them to properly tailor the course of treatment.

The radiopharmaceuticals employed in PET imaging are used by the organ in its natural processes, such as blood flow and metabolism, without affecting its normal function, and quickly dissipate from the body. Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which is measured in units of milliRads. Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure, the greater the potential for damage. Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies. A PET cardiac scan, using the radiopharmaceutical Rubidium-82, results in exposure of approximately 96 milliRads, and a neurological PET scan results in exposure of approximately 390 milliRads. In contrast, a typical chest X-ray results in exposure of approximately 150 milliRads and a CT scan results in exposure of approximately 500 to 4,000 milliRads, depending on the procedure.

Radiopharmaceuticals used in PET technology can be created using many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical used. Radiopharmaceuticals are made ready for use at a clinic or hospital by either a cyclotron or generator. Cyclotrons require an initial capital investment of up to $2 million, an additional capital investment for site preparation, and significant annual operating expenses. Generators require an initial capital investment of approximately $60,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $25,000. While POSICAM(TM) systems have been designed flexibly to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features that enhance their ability to use generator processed radiopharmaceuticals. As a result, clinics or hospitals intending to focus on certain cardiac PET applications can avoid the significant capital and operating expenses associated with a cyclotron.

MARKETING  STRATEGY

The Company's initial marketing strategy targeted clinical cardiology based on research conducted at the University of Texas. This research showed the commercial potential of clinical cardiology applications of PET imaging. With the development of the POSICAM(TM) HZ and POSICAM(TM) HZL series of systems, Positron is pursuing the full oncology, cardiology and neurology related PET application markets. The Company believes that it can capture additional market share by leveraging its strong reputation in the cardiology marketplace to continue to strengthen its leadership position in this sector, while building its expertise and reputation in the oncology and neurology application markets.

To market its systems, Positron relies on referrals from users of its existing base of installed scanners, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. In 2000, the Company continued to expand its sales and marketing staff to increase and sustain the stimulation of demand for its systems. There is no assurance that the Company's marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

THE  POSICAM(TM)  SYSTEM

At the heart of the POSICAM(TM) system is its detector assembly, which detects the gammas from positron emissions, and electronic circuits that pinpoint the location of each emission. POSICAM(TM) systems are easy to use and are neither physically confining nor intimidating to patients. POSICAM(TM) scans are commonly performed on an outpatient basis.

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

The detector assembly consists of crystals, which scintillate (emit light) when exposed to gamma photons from positron-electron annihilations, and photomultiplier tubes, which are coupled to the crystals and convert the scintillations into electrical impulses. The Company employs its own patented staggered crystal array design for the POSICAM(TM) detectors. Unlike competing PET systems, this feature permits the configuration of the detector crystals to collect overlapping slices and more accurately measure the volume of interest by eliminating image sampling gaps. This is important since under-sampling, or gaps in sampling, can contribute to an inaccurate diagnosis. The crystal design also reduces "dead time" - the time interval following the detection and registration of an event during which a subsequent event cannot be detected. The basic unit of identification within each crystal module is small, thereby reducing the probability of multiple hits during a dead period for higher levels of radioactive flux (activity in the patient).

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

POSICAM(TM) HZ, HZL AND MPOWER(TM). In addition to the basic POSICAM(TM) system, the Company offers two advanced versions, the POSICAM(TM) HZ and the POSICAM(TM) HZL, which are now being further enhanced to become the mPowerTM product line. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and scan large organs, such as the liver. The mPower(TM) systems employ new detector concepts to satisfy these needs while maintaining the high count rate capability and sensitivity of the basic POSICAM(TM). In May 1991, the Company received approval from the FDA to market the POSICAM(TM) HZ, and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993, the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has a larger axial field of view than the POSICAM(TM) HZ, facilitating whole body scanning and the scanning of large organs. The Company is currently in the process of filing a new 510(k) with the FDA for enhancements in the systems that will be seen in the mPower(TM) product.

The Company believes that the special features of the POSICAM(TM) HZL and MPower(TM) systems enhance their usefulness in oncology and neurology applications. Furthermore, many price sensitive hospitals and health care providers may seek to leverage external resources for the delivery of PET diagnostic services for their patients. To respond to this market need, the Company intends to expand into the mobile PET market, for which the Company has previously received 510(k) approval from the FDA.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

CUSTOMER  SERVICE  AND  WARRANTY

The Company has seven field service engineers in the United States who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The Company typically provides a one-year warranty to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company currently provides service to all of its POSICAM(TM) systems, ten of which are under formal service contracts: two service contracts are automatically renewed on a month-to-month basis; six expire in 2001; and, two expire in 2002. The Company is currently negotiating to extend all of the service contracts expiring in 2001; however, there can be no assurance that such extensions will be obtained.

The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM(TM) systems during 2000 and 1999.

COMPETITION

The Company faces competition from three other commercial manufacturers of PET systems and from other imaging technologies, primarily SPECT. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others. However, magnetic resonance angiography ("MRA") is seen by some cardiologists to be competitive with PET myocardial perfusion imaging ("MPI").

The Company's primary competition from commercial manufacturers of PET systems comes from General Electric Medical Systems ("GEMS") a division of General Electric Company ("GE"), Siemens Medical Systems, Inc. in a joint venture with CTI, Inc. of Knoxville, Tennessee ("CTI/Siemens"), and ADAC Medical Systems, recently purchased by Philips Medical ("ADAC/Philips"). GE, CTI/Siemens and ADAC/Philips have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business-Risk Associated with Business Activities-Substantial Competition and Effects of Technological Change". In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States. These manufacturers represent additional sources of competition that have greater financial, technological and personnel resources than the Company.

The primary competing technology in the nuclear medicine industry is coincidence SPECT. Several manufacturers of SPECT systems are now offering multi-head systems, which have been modified to operate in coincidence mode, similar to a PE scanner. These systems achieve spatial resolutions similar to that of PET scanners, but their sensitivity and count rate capability are only a small fraction of that achieved by true PET scanners, making the images "noisy" and more difficult to interpret. The Company believes that the primary reason these coincidence SPECT devices competes successfully with PET is the lower cost of the coincidence SPECT systems, which cost between $350,000 and $800,000 as compared with up to $1.7 million (depending on configuration and equipment options) for a POSICAM(TM) system. The Company believes these systems are useful for only a very limited class of clinical PET studies using only the FDG radiotracer. In addition, SPECT coincidence systems offer limited, if any, corrections for patient attenuation and scatter, which affects the accuracy of diagnosis. The Company believes its POSICAM(TM) system is a better diagnostic tool since the Company's systems are able to create more accurate images than coincidence SPECT imaging. The radioactive substances used by the Company's system are based on naturally occurring substances within the body and allow the POSICAM(TM) systems to directly measure the metabolic processes and changes occurring within the scanned organ, thus providing a more accurate image. In addition, unlike coincidence SPECT, PET imaging enables one to accurately measure the attenuation of a subject and correct for the emission events lost, thereby permitting quantitative measurement of the physiologic process under examination. This removes the subjectivity in interpreting the diagnostic images.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

THIRD-PARTY  REIMBURSEMENT

POSICAM(TM) systems are purchased or leased primarily by medical institutions and clinics, which provide health care services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payers such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

MEDICARE/MEDICAID REIMBURSEMENT. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the U.S. Health Care Financing Administration ("HCFA"), based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. In 1999, HCFA approved reimbursement on a trial basis for a limited cardiac, oncological, and neurological diagnostic procedures. In December 2000, HCFA expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners. The reimbursement level for these new diagnostic and therapy monitoring procedures is under evaluation and is expected to be announced in July of 2001. Medicare and Medicaid reimbursement for PET imaging have been very restrictive. Although HCFA broadened coverage in 2000, the agency has maintained that it intends to evaluate the effectiveness of PET and may change its policy toward reimbursement at some future date. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company's business, financial condition, results of operations and cash flows.

In 1996, HCFA approved reimbursement for one PET procedure in cardiology. In 1998, four additional procedures in cardiology, oncology and neurology were approved. In February 1999, three additional procedure reimbursements were approved in oncology. In December 2000, six additional procedure reimbursements were approved in oncology, one in cardiology and one in neurology. Whether HCFA will continue to approve additional reimbursable procedures, whether private insurers will follow HCFA's lead are unknown at this time. PET scanner demand in the US increased markedly after the announcement of increasing reimbursement. It is unknown at this time if the increase in demand will be sustained as reimbursement expands.

In  March  2000,  the  FDA  issued  a  "Draft  Guidance"  finding  FDG  and  NH3
(radiopharmaceuticals  used  in  the  Company's  PET  scanner)  to  be  safe and
effective  for  broad  oncology  and  cardiology  indications.   There  is  no
assurance, however, that the FDA's findings in the future will not change or that additional radiopharmaceuticals will be approved.

PRIVATE INSURER REIMBURSEMENT. Until the expansion of coverage of HCFA, most insurance carriers considered PET imaging to be an investigational procedure and did not reimburse for procedures involving PET imaging. However, this perspective has begun to change as a result of Medicare's recent acceptance of reimbursements for certain PET procedures. The Company believes that certain private insurance carriers are expanding coverage as experience is gained with PET imaging procedures. While they may not have broad PET reimbursement policies in place today, those providing some reimbursement for PET scans do so on a case-by-case basis.

Any limitation of Medicare, Medicaid or private payer coverage for PET procedures using the POSICAM(TM) system will likely have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

MANUFACTURING

The Company believes that it currently has the ability to assemble its POSICAM(TM) scanners in a 9,000 square foot area of its 12,800 square foot corporate facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble and test a typical POSICAM(TM) system in two to three months. The Company cannot assure that its facilities will remain adequate.

There are several essential components of the Company's POSICAM(TM) and mPower(TM) systems which are obtained from limited or sole sources, including bismuth germinate oxide ("BGO") crystals, which detect gamma photons from positron emissions, and photomultiplier tubes, which convert light energy emitted by such crystals into electrical impulses for use in the image reconstruction process. During 2000, the Company qualified a second vendor for BGO crystal assemblies. This has reduced the Company's exposure in this critical component. While the Company attempts to make alternate supply arrangements for photomultiplier tubes and other critical components, in the event that the supply of any of these components is interrupted, there is no assurance that those arrangements can be made and will provide sufficient quantities of components on a timely or uninterrupted basis. Further, there is no assurance that the cost of supplies will not rise significantly or that components from alternate suppliers will continue to meet the Company's needs and quality control requirements.

RESEARCH  AND  DEVELOPMENT

The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research ("Clayton Foundation"), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company's ability to develop and maintain improved systems. During fiscal years 1997, 1998, and the first half of fiscal year 1999, the Company did not have sufficient funds to conduct substantial research and development activities. The Company's research and development expenses were approximately $1,071,000 and $602,000 for years 2000 and 1999, respectively. There can be no assurance that the Company's inability to conduct such activities during that period will not have an adverse effect on its ability to do so in the future, or that any continuing inability to conduct such activities will not have a material adverse affect on the Company's business as a whole in the future.

PATENT  AND  ROYALTY  ARRANGEMENTS

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993, each royalty holder agreed to reduced royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998, the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement, although he made no formal demand. In 1999 and 2000, the Company reached separate agreements with Dr. Gould, Mr. Mullani and the Clayton Foundation regarding payment of royalties in the past and in the future. The Company issued 168,000 shares of its common stock in February 2000 and paid approximately $39,000 to Dr. Gould in complete settlement of all past royalty obligations. In May 2000, the Company paid approximately $275,000 to Mr. Mullani to settle all past royalty obligations. In July 2000, the Company issued 266,466 shares of its' common stock to the Clayton Foundation in complete settlement of all obligations for past royalties.

Two of the Company's patents, issued in January 1986 and February 1987 and expiring in January 2003 and February 2004, respectively, relate to the staggered crystal array design of its original POSICAM(TM) systems. One additional patent issued in June 1987 and expiring in June 2004 relates to technology which the Company, by obtaining the patent, has reserved the right to use. The Company maintains certain of its patents in Germany and has applied for certain patents in Japan.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

BACKLOG

The  Company  had  no  backlog for its POSICAM(TM) systems at December 31, 2000.

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

BOARD  OF  DIRECTORS

Effective January 22, 1999, S. Lewis Meyer, CEO of Imatron Inc. ("Imatron"), was appointed Chairman of the Company's Board of Directors.

EMPLOYEES

As of December 31, 2000, the Company employed thirty-six (36) full-time employees and three (3) full-time consultants: ten (10) in engineering, seven
(7) in field service, twelve (12) in manufacturing, six (6) in sales and marketing, and four (4) in the executive and administration department. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

Effective January 22, 1999, Gary H. Brooks, CFO of Imatron, assumed the responsibilities of President, acting CFO and Secretary of the Company on a part time basis. Those assignments became full time effective September 1, 1999 when Mr. Brooks resigned as CFO of Imatron.

RISKS  ASSOCIATED  WITH  BUSINESS  ACTIVITIES

HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2000, the Company earned net income of approximately $81,000, compared to a net loss of $1,391,000 during 1999. At December 31, 2000, the Company had an accumulated deficit of approximately $50,994,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.

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

WORKING CAPITAL. At December 31, 2000, the Company had cash and cash equivalents and short-term investments that totaled $2,201,000 compared to $7,180,000 at December 31,1999. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. During 2000, the value of the Company's inventory increased

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

$3,707,000  to  $4,390,000  at  December  31, 2000 from $683,000 at December 31,
1999. The amounts owed to suppliers and vendors increased $932,000 to $1,244,000 at December 31, 2000 compared to $312,000 at December 31, 1999. In spite of the equity infusion, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.

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

Trading of the Company's common stock is currently conducted on the NASD's Electronic Bulletin Board. Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 2000, the closing price of the Company's common stock was $0.44. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

SUBSTANTIAL COMPETITION AND EFFECTS OF TECHNOLOGICAL CHANGE. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from GE, CTI/Siemens and ADAC/Philips, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies, which are more firmly established and have a greater market acceptance, including SPECT. There can be no assurance that the Company will be able to compete successfully against any of its competitors.

NO ASSURANCE OF MARKET ACCEPTANCE. The POSICAM(TM) systems involve new technology that competes with more established diagnostic techniques. The purchase and installation of a PET system involves a significant capital expenditure on the part of the purchaser. A potential purchaser of a PET system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure. There can be no assurance that PET technology or the Company's POSICAM(TM) systems will be accepted by the target markets, or that the Company's sales of POSICAM(TM) systems will increase or that the Company will be profitable.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

GOVERNMENT REGULATION. Various aspects of testing, manufacturing, labeling, selling, distributing and promoting our systems and the radiopharmaceuticals used with them are subject to regulation on the federal level by the FDA and in Texas by the Texas Department of Health and other similar state agencies. In addition, sales of medical devices outside the United States may be subject to foreign regulatory requirements that vary widely from country to country. The FDA regulates medical devices based on their device classification. Positron's device is listed as a Class II medical device, the safety and effectiveness for which are regulated by the use of special controls such as published performance standards. To date, the FDA has not published performance standards for PET systems. If the FDA does publish performance standards for PET systems, there can be no assurance that the standards will not have a potentially adverse effect on our product, including substantial delays in manufacturing or disrupting the Company's marketing activities. Other FDA controls, reporting requirements and regulations also apply to manufacturers of medical devices, including: reporting of adverse events and injuries, and the mandatory compliance with the Quality System Regulations commonly known as Good Manufacturing Practices.

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

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company's operation in July 1999. The inspection resulted in issuance of four inspectional observations. The Company has addressed all four inspectional observations and provided responses to the FDA. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company's corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet expected dates of completion for compliance.

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes. While in the past the Company has received notice of only minor violations which were promptly and easily corrected, and while the Company believes that it has taken adequate measures to prevent the recurrence of any violations, there is no assurance that violations may not occur in the future, which could have a material adverse effect on the Company's operations. In addition, Texas state law requires a safety evaluation of devices that contain radioactive materials. The Company is in the process of registering its PET scanners with the Texas Department of Health, Bureau of Radiation Control, as it plans to expand into the mobile PET market.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies an 12,800 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The rental rate for the facility is $6,744 per month through April 30, 2001 and the monthly rate increases to $7,171 for the period from May 1, 2001 through March 31, 2002. The Company anticipates that the facility will be sufficient for 2001 operating activities.


                           ITEM 3.  LEGAL PROCEEDINGS

On September 26, 2000, ProFutures Capital Bridge Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract. ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying ProFutures warrants instead of the 4,867,571 that ProFutures claims it is entitled to purchase. ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants and as the result of the Company sale of additional shares of stock and issuance of additional warrants. Prior to being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Transaction that ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants. ProFutures seeks in its complaint for a declaration that it is entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount. The Company believed that ProFutures' claim that it is entitled to purchase additional shares is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on July 24, 2000, the stockholders voted to reelect S. Lewis Meyer, Gary H. Brooks, Gary B. Wood, Ph.D., and Antonio P. Falcao to the Company's Board of Directors.

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

The following range of the high and low reported closing sales prices for the Company's common stock for each quarter in 2000 and 1999, all as reported on the NASDAQ OTC Bulletin Board or the NASDAQ SmallCap Market. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                 2000          1999
                             ------------  ------------
                             High    Low   High    Low
                             -----  -----  -----  -----
             First Quarter   $1.06  $0.47  $0.44  $0.12
             Second Quarter  $0.87  $0.40  $0.70  $0.12
             Third Quarter   $0.69  $0.34  $1.09  $0.47
             Fourth Quarter  $0.51  $0.15  $0.91  $0.38


There were approximately 270 shareholders of record of common stock as of March 27, 2001, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Series A Preferred Stock Statement of Designation prohibits the payment of common stock dividends until all required dividends have been paid on the series of preferred stock. As of December 31, 2000, approximately $183,000 of preferred stock dividends are undeclared and unpaid by the Company.

     ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company's POSICAM(TM) system, 13 of which are currently in operation in certain medical facilities in the United States. The Company has never been able to sell its POSICAM(TM) systems in sufficient quantities to achieve operating profitability.

In  May  1998,  the  Company  entered  into a series of agreements (the "Imatron
Transaction") with Imatron, a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the loan agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements. The loan bore interest at 1/2% over the prime rate and was secured by all of Positron's assets.

Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's common stock on January 22, 1999, representing, at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM(TM) systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron.

Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock. All of those conditions were met, and the shares were issued on January 22, 1999. Through Imatron's efforts, private placements were concluded in August 1999 resulting in a net equity infusion of approximately $11.4 million to Positron.

As part of the consummation on the Imatron Transaction in January 1999, all of the Company's officers resigned and all directors, except for Gary B. Wood, resigned from the Board. S. Lewis Meyer was appointed as Chairman of the Company's Board of Directors. Mr. Meyer is neither an employee nor an executive officer of the Company. Gary H. Brooks was also appointed to serve on the Company's Board of Directors. Additionally, Mr. Brooks was appointed as President, Secretary, and Acting Chief Financial Officer. The Company's shareholders approved an amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares.

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

RESULTS  OF  OPERATIONS

The operations of the Company for the year ended December 31, 2000 resulted in net income of $81,000 compared to a net loss of $1,391,000 in 1999. In 2000, the Company continued the re-launch of its marketing, production, and research and development activities. Operating results were positively impacted in 2000 by $1,192,000 in gains that resulted from the resolution of warranty matters with customers and a $580,000 bad debt recovery.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

REVENUES: The Company generated $5,200,000 in revenues from the sale of five systems in the year ended December 31, 2000 compared to having no system sales revenues in 1999. Revenues from service and components decreased by $5,000 to $1,524,000 in 2000 compared to $1,529,000 in 1999 due to normal fluctuations in service.

COST OF SALES AND SERVICES: The Company incurred costs of $4,421,000 related to the sale of the five systems in 2000 compared to having no costs of sales in 1999 as no systems were sold. Service and component costs decreased by $694,000 to $649,000 in 2000 compared to $1,343,000 in 1999.

OPERATING EXPENSES: Selling, general and administrative expenses increased $1,381,000 to $2,642,000 in 2000 from $1,261,000 in 1999. The Company added marketing and sales personnel and increased expenditures relating to advertising and medical trade shows in 2000. The Company also increased research and development costs by $469,000 to $1,071,000 in 2000 compared to $602,000 in 1999.

OTHER INCOME (EXPENSES): Interest expense decreased $75,000 to $6,000 in 2000 from $81,000 in 1999 as a result of the payoff of the Imatron and Uro-Tech loans in August 1999. Interest income in 2000 increased $84,000 to $273,000 from $189,000 in 1999, as a result of the longer investment period in 2000 for the proceeds from the August 1999 equity infusion. Operating results in 2000 were affected by $1,192,000 in gains that resulted from the resolution of warranty matters with customers and a $580,000 bad debt recovery, less costs of $293,000 related to recording a system deposit liability. Extraordinary gains recognized on the extinguishments of debt increased $189,000 to $394,000 in 2000 from $205,000 in 1999.

NET  OPERATING  LOSS  CARRYFORWARDS

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $3,200,000, which expire in 2001 through 2020. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL's that it had previously accumulated to offset taxable income.

LIQUIDITY  AND  CAPITAL  RESERVES

Since its inception the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operating profitable. Consequently, the Company has sustained substantial losses. At December 31, 2000 the Company had an accumulated deficit of $50,978,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 2000 the Company had cash and cash equivalents and short-term investments of $2,201,000 compared to $7,180,000 at December 31, 1999. Due to Imatron's efforts, the private placements, which concluded in August 1999, resulted in a net equity infusion of approximately $11,400,000 to the Company. During 2000, the value of the Company's inventory increased $3,707,000 to $4,390,000 at December 31, 2000 from $683,000 at December 31, 1999. In conjunction with the increase in inventory, trade accounts payable to suppliers and vendors increased to $1,244,000 at December 31, 2000 from $312,000 at the end of 1999. It is possible that the Company will continue to experience operating losses and accumulate deficits in the future.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                        DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company consist of the following individuals:

NAME                 AGE       POSITION
-------------------  ---  -------------------
S. Lewis Meyer        56  Director, Chairman of the Board

Gary H. Brooks        52  Director, President, acting Chief Financial Officer and Secretary

Gary B. Wood, Ph.D.   51  Director

Antonio P. Falcao     29  Director

John J. Ariatti       54  Vice President Sales & Marketing
                          (resigned effective December 31, 2000)

S. Lewis Meyer was appointed to the Board on January 22, 1999 in connection with a series of agreements entered into by the Company and Imatron Inc. in May 1998, pursuant to which in January 1999 Imatron purchased 9,000,000 shares of Company common stock, representing a majority of the Company's common stock at the time ("Imatron Transaction.").

On January 22, 1999 Mr. Meyer was also appointed as Chairman of the Board. While the Chairman of its Board of Directors, Mr. Meyer is neither an employee nor an executive of the Company. Mr. Meyer also continues to serve as Chief
Executive Officer of Imatron, which position he has held since June 23, 1993. From April 1991 until joining Imatron, he was Vice President, Operations of

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991 he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto he was Founder, President and Chief Executive Officer of American Health Services Corp., (now Insight Health Services) a developer and operator of diagnostic imaging and treatment centers. Mr. Meyer is a director of Imatron, and of FiNet.com, Inc. and the Chairman of its Compensation Committee. Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California in 1966, an M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

Gary H. Brooks has served as a director since January 22, 1999, and was also appointed in connection with the Imatron Transaction (see above). Also on that date he was appointed as President, Secretary and Acting Chief Financial Officer of the Company and served in those capacities on a part-time basis until September 1, 1999, when he assumed those responsibilities on a full-time basis. Prior to joining the Company on a full-time basis, Mr. Brooks served as Vice President of Finance and Administration, Chief Financial Officer and Secretary for Imatron since December 1993. Prior to joining Imatron, he was Chief Financial Officer and Director for five years at Avocet, a privately-held sports electronics manufacturer located in Palo Alto, California. Mr. Brooks received his B.A. in Zoology in 1971 from the University of California, Berkeley, and an M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                        ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information with respect to compensation paid by the Company and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 2000 and 1999.

SUMMARY  COMPENSATION  TABLE

Name and Principal        Fiscal                           Other Annual   Restricted   Options/        LTIP       All Other
Position                   Year   Salary ($)   (a)  Bonus  Compensation  Stock Awards    SARs         Payouts  Compensation(b)
------------------------  ------  -----------       -----  ------------  ------------  --------       -------  ---------------

Gary H. Brooks,             2000  $   201,833          --            --            --        --            --               --
President and Acting        1999  $    80,484  (c)     --            --            --        --            --               --
Chief Financial Officer
and Secretary

Gary B. Wood,               1999  $     6,667          --            --            --        --            --               --
President and Chief
Executive Officer
(2/1/97 to 1/22/99)

John J. Ariatti,            2000  $   165,024          --            --            --        --            --               --
Vice President Sales        1999  $    42,076  (d)     --            --            --   650,000  (d)       --               --
and Marketing

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

(d) Mr. Ariatti was appointed Vice President, Sales and Marketing effective September 27, 1999. This number reflects compensation paid him from that date through 12/31/99. In connection with his employment he was granted options to purchase 650,000 shares of Positron common stock exercisable at $0.47, the market price of the stock on the grant date. The options vest quarterly over the first four years from the date of grant. A total of 203,125 of these options are exercisable as of December 31, 2000. Mr. Ariatti resigned effective December 31, 2000.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the options granted during the last fiscal year to each of the named executive officers of the Company:

OPTION/SAR  GRANTS  IN  FISCAL  YEAR  2000

                                                       Potential Realizable Value at
                                                    Assumed Annual Rates of Stock Price
                       Individual Grants                Appreciation For Option Term
              ------------------------------  -------------------------------------------------
                                % Of Total
                Number of        Options
                Securities      Granted to    Exercise or
              Under Options    Employees in    Base Price   Market  Expiration
Name           Granted (#)    Fiscal Year(a)     ($/Sh)     Price      Date     0%($)  5%($)(b)
------------  --------------  --------------  ------------  ------  ----------  -----  --------

NONE IN 2000

(a) 550,000 options were granted to employees, including executive officers, during the last fiscal year.

(b) Based on 10 year option term and annual compounding; results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year).

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

OPTION  EXERCISES  IN  LAST  FISCAL  YEAR  AND  YEAR-END  OPTION  VALUES

The following table sets forth the options exercised during the last fiscal year by Named Executive Officers of the Company:

AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR 2000 AND FISCAL YEAR-END OPTION/SAR VALUES

                                        Unexercised            Unexercised In-The-Money
                                       Options/SARs At            Options/SARs at
              Shares                   Fiscal Year-End             Fiscal Year-End
            Acquired On   Value   --------------------------  --------------------------
Name          Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
------------  --------  --------  -----------  -------------  -----------  -------------

NONE IN 2000


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

COMPENSATION  ARRANGEMENTS

Effective January 22, 1999, the Company entered into an employment agreement with Gary H. Brooks. Pursuant to the Agreement, he was appointed initially as President of the Company with an initial employment term ending June 15, 2000, with a rolling six month basis thereafter. From January 22, 1999 until June 15, 1999, and then from June 15, 1999 through August 31, 1999, his base salary was $1,000 and $3,416.67 per month respectively, reflecting his less than full-time commitments to the office during these periods. Effective September 1, 1999 and with his full-time assignment with the Company, his salary increased to $185,000 on an annualized basis. In addition to participation in the Company's group benefit plans and a monthly automobile allowance, Mr. Brooks was given the

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

opportunity to purchase for $20,000 a warrant to purchase 3,000,000 shares of the Company's common stock exercisable at $0.30 per share. The warrant, and the underlying common stock, are subject to the Company's repurchase right, which lapses 25% immediately and the remainder quarterly over the next three years. The base salary for Mr. Brooks was increased to $205,000 effective June 15, 2000. The Board can terminate Mr. Brooks' employment without cause on thirty days' written notice and the payment of base salary for the remainder of the employment term or six months, whichever is greater.

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

Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. As of December 31, 2000, 2,152,500 options had been granted under the 1999 Stock Option Plan.

NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN

The 1999 Non-employee Directors' Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates. Options covering 75,000 shares of common stock have been granted under the Directors' Plan at December 31, 2000.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

401(K)  PLAN

The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions, as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 2000 and 1999 was approximately $20,000 and $12,000, respectively.

POLICY  WITH  RESPECT  TO  $1  MILLION  DEDUCTION  LIMIT

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2000 or 1999.

    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 27, 2001 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS(A)

                                       Number of Shares of
Name and Address of Beneficial Owner      Common Stock      % of Outstanding Common Stock(b)
-------------------------------------  -------------------  --------------------------------

Uro-Tech Ltd.(c)                                 1,690,188                             2.7 %
-------------------------------------  -------------------  --------------------------------
Imatron Inc.(d)                                  9,000,000                             14.5%
-------------------------------------  -------------------  --------------------------------
Banco Privado Portuges(e)                        5,000,000                              8.1%
-------------------------------------  -------------------  --------------------------------
Dapicod Investments Co., Ltd.(f)                 5,000,000                              8.1%
-------------------------------------  -------------------  --------------------------------
____________________

(a) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)  Based  on  62,047,150  common  shares  outstanding  on  March  27,  2001.

(c) Includes 1,373,517 shares of common stock owned by Uro-Tech, Ltd., a Texas limited partnership, the general partner of which is OmniMed Corporation ("OmniMed"). Includes 216,671 warrants to purchase common stock acquired upon conversion of $650,000 in principal amount of the Uro-Tech loan. Also includes 100,000 shares issuable upon conversion of warrants acquired in connection with extending and retiring the Uro-Tech loan. Dr. Wood is a director and beneficially owns 63.7% of the outstanding voting securities of OmniMed. The office address for OmniMed is: 1500 Three Lincoln Center, 5430 LBJ Freeway, Dallas, TX 75240-2387.

(d) Represents all securities purchased in connection with Imatron Transaction. See Directors, Officers, Promoters and Control Persons above. The headquarters offices of Imatron are located at 389 Oyster Point Blvd., So. San Francisco, CA 94080.

(e)  R.  Muezinho  da  Silveira,  12,  1250  Lisbon,  Portugal.

(f)  Edificio  Peninsula,  Praca  do  Bom  Sucesso  127/131 - 7th, ESC. 702, Ap.
     551236EC  Galiza,  4051-401  Porto,  Portugal.


SECURITY  OWNERSHIP  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table presents the security ownership of the Company's Directors and Named Executive Officers:

                                                                        Beneficial      Percent
Title of Class                   Name of Beneficial Owner              Ownership(aa)  of Class(bb)
--------------------  -----------------------------------------------  -------------  ------------

Common                Gary H. Brooks                                   3,050,000(cc)          4.9%
--------------------  -----------------------------------------------  -------------  ------------
Common                S. Lewis Meyer                                   1,579,000(dd)          2.5%
--------------------  -----------------------------------------------  -------------  ------------
Common                Gary B. Wood, Ph.D                                  65,513(ee)            *
--------------------  -----------------------------------------------  -------------  ------------
Common                John J. Ariatti                                    203,125(ff)            *
--------------------  -----------------------------------------------  -------------  ------------
Common                All Directors and Executive Officers as a Group      4,897,638          7.9%
--------------------  -----------------------------------------------  -------------  ------------
____________________

*    Does  not  exceed  1%  of  the  referenced  class  of  securities.

(aa) Ownership  is  direct  unless  indicated  otherwise.

(bb) Calculation based on 62,047,150 common shares outstanding as of March 27, 2001.

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


FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

(ff) Mr. Ariatti was granted an option to purchase 650,000 shares of common stock in connection with his employment, of which 203,125 are vested as of March 27, 2001.


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

IMATRON  TRANSACTION

In May 1998, the Company entered into a series of agreements (the "Imatron Transaction") with Imatron Inc., a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company. Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's common stock on January 22, 1999, representing at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and
as-if-converted  basis,   excluding  out-of-the-money  warrants  and  options
determined at that time. In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM(TM) systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company. The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the Agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements. The loan bore interest at 1/2% over the prime rate and was secured by all of Positron's assets.

Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron's nominees to fill such vacancies, and (c) Positron shareholder approval of amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock. All of those conditions were met before the 9,000,000 shares were issued to Imatron on January 22, 1999. Through Imatron's efforts, private placements were concluded in August 1999 resulting a net equity infusion of approximately $11.4 million to Positron.

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

EMPLOYMENT  AGREEMENT

The Company and Mr. Brooks entered into an Employment Agreement, effective with his appointment as President on January 22, 1999 pursuant to which Mr. Brooks agreed to be employed by the Company on a part-time basis from the effective date through August 31, 1999 and thereafter on a full time basis. Mr. Brooks' initial appointment is as President, acting CFO and Secretary to the Corporation. Pursuant to the Agreement, which runs initially through June 15, 2000 and then on a rolling six-month basis thereafter, the gross amount of Mr. Brooks' base salary was $1,000 monthly from January 22, 1999 to June 15, 1999, $3,416.67 monthly from June 15, 1999 through August 31, 1999, and $185,000 on an annualized basis on and after September 1, 1999. Mr. Brooks is also entitled to reimbursement for up to $20,000 of relocation expenses to relocate his residence to Houston, Texas, an auto allowance of $500 per month, the right to purchase for $20,000 a warrant to purchase up to three million shares of the Company's common stock exercisable at $0.30 per share, participation in the Company's benefit plans consistent with other executives, and severance on termination without cause in the amount of the greater of the base salary he would have earned to the end of the term or six months. The warrants Mr. Brooks can purchase vest immediately but are subject to the Company's right of repurchase, which right lapses 25% on grant and the remainder quarterly over the next three years. The base salary for Mr. Brooks was increased to $205,000 effective June 15, 2000. In the event his employment is terminated by the Company without cause or on a change of control, the Company's repurchase right regarding his warrants lapses entirely and any other equity participation he may have in company securities vests immediately.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

10.4+ 1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company's Proxy Statement dated May 2,
          1994).
10.5+ Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.6+     Retirement Plan and Trust (incorporated herein by reference to Exhibit
          10.6 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.7 Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation,
          K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.8 Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.9 Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.10 Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.11 Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.12+ Stock Purchase Warrant dated October 31, 1993, issued to Gary B. Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.13     Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to
          Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.14+ Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.15 Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.16+ Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.
10.17+ Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.18+ Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.19 Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.20+ Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.21 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.22 Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.23 Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.24 Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

10.43 Second Modification and Extension Agreement made as of February 26, 1996 by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.44 Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.45 Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.46 Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.47 Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1995).
10.48 Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.49 Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50     Inter-Creditor Agreement (incorporated herein by reference to Exhibit
          10.50 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.51 Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P. dated November 1, 1996 (incorporated by reference to Exhibit
10.51     to  the  Company's Report on Form 10-KSB for the year ended December
          1996).
10.52 Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.53 InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial & Equity Corporation and ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.54     Amendment  to  BF&E  loan  (incorporated  by  reference  to  Exhibit
10.54     to  the  Company's Report on Form 10-KSB for the year ended December
          1996).
10.55     Amendment  to  Uro-Tech  loan  (incorporated by reference to Exhibit
10.55     to  the  Company's Report on Form 10-KSB for the year ended December
          1996).
10.56 Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit
10.56 to the Company's Report on Form 10-KSB for the year ended December 31, 1996).
10.57     Loan  Agreement  between  Positron  Corporation  and  Imatron,  Inc.
10.58 Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10KSB/A-Z for the year ended December 31, 1996).
10.59 Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company's Proxy Statement dated December 18, 1998).
10.60     Promissory  Note  from  Positron  Corporation  to  Imatron,  Inc.
10.61+ Employment Agreement dated as of January 22, 1999 by and between Positron Corporation and Gary H. Brooks (incorporated by reference to Exhibit
10.61     to  the  Company's  Registration  Statement  on  Form SB-2 (file No.
          333-30316)).
10.62 Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.63+    1999  Stock Option Plan (incorporated herein by reference to Exhibit
          10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.64+ 1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.65+    1999 Stock Bonus Incentive Plan (incorporated herein by reference to
          Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

10.66+ 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.67     Stock Purchase Warrant dated September 1, 1999 issued by Positron to
          S. Okamura and Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.68 Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd. (incorporated herein by reference to Exhibit
          10.68 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.69 Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance Limited (incorporated herein by reference to Exhibit
          10.69 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
24.1      Powers  of  Attorney  (included  on  signature  page  hereto)
27.1      Financial  Data  Schedule

+ Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

Form  8-K  Reports:

No current report on form 8-K was filed by the Company during the fourth quarter of 2000.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POSITRON  CORPORATION



Date: March 30, 2001                  By: /s/  Gary  H.  Brooks
                                           --------------------------
                                          Gary  H.  Brooks
                                          President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/  S.  Lewis  Meyer
-------------------------                                March  30,  2001
S.  Lewis  Meyer
Director and Chairman of the Board



/s/  Gary  H.  Brooks
-------------------------                                March  30,  2001
Gary  H.  Brooks
Director , President, acting
Chief Financial Officer and Secretary



/s/  Gary  B.  Wood,  Ph.D.
-------------------------                                March  30,  2001
Gary  B.  Wood,  Ph.D.
Director



/s/  Antonio  P.  Falcao
-------------------------                                March  30,  2001
Antonio  P.  Falcao
Director

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================





                              POSITRON CORPORATION
                                  ____________


                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================


                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                                   __________



                                                                    PAGE
                                                                    ----

Report of Independent Accountants                                    33

Balance Sheet as of December 31, 2000                                34

Statements of Operations for the
  years ended December 31, 2000 and 1999                             35

Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000
  and 1999                                                           36

Statements of Cash Flows for the years
  ended December 31, 2000 and 1999                                   37

Notes to Financial Statements                                        38





                        REPORT OF INDEPENDENT ACCOUNTANTS

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

Board  of  Directors  and  Stockholders
Positron  Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2000, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.




                              /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
March  2,  2001

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                              POSITRON CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------

Current assets:
  Cash and cash equivalents                                                            $    114
  Short-term investments                                                                  2,087
  Accounts receivable, net                                                                  528
  Inventories                                                                             4,390
  Prepaid expenses                                                                          107
  Other current assets                                                                      428
                                                                                       ---------
          Total current assets                                                            7,654

Property and equipment, net                                                                 367
                                                                                       ---------
          Total assets                                                                 $  8,021
                                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                                     $  2,804
   Unearned revenue                                                                         168
   Current portion of capital lease obligation                                               36
                                                                                       ---------
          Total current liabilities                                                       3,008

Capital lease obligation                                                                     73
Other liabilities                                                                            22
                                                                                       ---------
          Total liabilities                                                               3,103

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable;
    5,450,000 shares authorized; 510,219 shares issued and outstanding.                     510
  Common stock:  $0.01 par value; 100,000,000 shares authorized;
    62,107,306 shares issued and 62,047,150 shares outstanding.                             621
  Additional paid-in capital                                                             54,826
  Subscription receivable                                                                   (30)
  Accumulated deficit                                                                   (50,994)
  Treasury Stock:  60,156 shares at cost                                                    (15)
                                                                                       ---------
           Total stockholders' equity                                                     4,918
                                                                                       ---------
                          Total liabilities and stockholders' equity                   $  8,021
                                                                                       =========

                        See notes to financial statements

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Year Ended December 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
Revenue:
    System sales                                   $     5,200   $        --
    Service and component                                1,524         1,529
                                                   ------------  ------------
       Total revenue                                     6,724         1,529

Costs of sales and services:
    System sales                                         4,421            --
    Service, warranty and component                        649         1,343
                                                   ------------  ------------
       Total costs of sales and services                 5,070         1,343
                                                   ------------  ------------
        Gross profit                                     1,654           186

Selling, general and administrative                      2,642         1,261
Research and development                                 1,071           602
                                                   ------------  ------------
Loss from operations                                    (2,059)       (1,677)

Other income (expenses):
    Interest expense                                        (6)          (81)
    Interest income                                        273           189
    Gain on reversal of warranty reserves                1,192            --
    Bad debt recovery                                      580            --
    Other expense                                         (293)          (27)
                                                   ------------  ------------
         Total other income (expense)                    1,746            81
                                                   ------------  ------------

Net loss before extraordinary gain                        (313)       (1,596)

Extraordinary gain on extinguishment of debt               394           205
                                                   ------------  ------------
Net income (loss)                                  $        81   $    (1,391)
                                                   ============  ============

Basic and diluted income (loss) per common share
   Before extraordinary item                       $     (0.01)  $     (0.05)
   Extraordinary item                                     0.01          0.01
                                                   ------------  ------------

              Net income (loss) per common share   $      0.00   $     (0.04)
                                                   ============  ============
Weighted average shares outstanding
    Basic                                           59,247,642    31,103,642
    Diluted                                         76,434,216    31,103,642

                        See notes to financial statements

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                                                     POSITRON CORPORATION
                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                               SERIES  A           SERIES  B                           ADDITIONAL   SUBSCRIP-
                                            PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK       PAID-IN      TION
                                           SHARES     AMOUNT    SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL    RECEIVABLE
                                        ----------  --------  --------  --------  ----------  -------  ---------  ------------
Balance at December 31, 1998            1,557,447   $ 1,557    25,000   $    25    5,166,542  $    52  $ 42,426   $         -

Net loss                                        -         -         -         -            -        -         -             -

Sale of common stock to Imatron
   at $0.00001 per share                        -         -         -         -    9,000,000       90       (90)            -

Sale of common stock at $0.30 per
   share, net of offering costs
   of $1,257,000                                -         -         -         -   42,166,663      421    10,972           (30)

Conversion of Series B preferred
   stock into common stock                      -         -   (25,000)      (25)     625,000        6        19             -

Warrants issued to settle note payable          -         -         -         -            -        -        20             -

Conversion of Series A preferred
   stock to common stock                 (576,505)     (576)        -         -      576,505        6       570             -
                                        ----------  --------  --------  --------  ----------  -------  ---------  ------------

Balance at December 31, 1999              980,942       981         -         -   57,534,710      575    53,917           (30)

Net income                                      -         -         -         -            -        -         -             -

Conversion of debt to equity                    -         -         -         -      434,466        5       294             -

Sale of common stock                            -         -         -         -    3,000,000       30       120             -

Conversion of preferred stock
  into common stock                      (470,723)     (471)        -         -    1,022,130       10       461             -

Issuance of common stock
  for services                                  -         -         -         -      116,000        1        34             -
                                        ----------  --------  --------  --------  ----------  -------  ---------  ------------

Balance at December 31, 2000              510,219   $   510         -   $     -   62,107,306  $   621  $ 54,826   $       (30)
                                        ==========  ========  ========  ========  ==========  =======  =========  ============


                                       ACCUMULATED TREASURY
                                         DEFICIT    STOCK    TOTAL
                                        ---------  -------  --------
Balance at December 31, 1998            $(49,684)  $  (15)  $(5,639)

Net loss                                  (1,391)       -    (1,391)

Sale of common stock to Imatron
   at $0.00001 per share                       -        -         -

Sale of common stock at $0.30 per
   share, net of offering costs
   of $1,257,000                               -        -    11,363

Conversion of Series B preferred
   stock into common stock                     -        -         -

Warrants issued to settle note payable         -        -        20

Conversion of Series A preferred
   stock to common stock                       -        -         -
                                        ---------  -------  --------

Balance at December 31, 1999             (51,075)     (15)    4,353

Net income                                    81        -        81

Conversion of debt to equity                   -        -       299

Sale of common stock                           -        -       150

Conversion of preferred stock
  into common stock                            -        -         -

Issuance of common stock
  for services                                 -        -        35
                                        ---------  -------  --------

Balance at December 31, 2000            $(50,994)  $  (15)  $ 4,918
                                        =========  =======  ========

                        See notes to financial statements

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                                    POSITRON CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                                              Year Ended December 31,
                                                                                ------------------
                                                                                  2000      1999
                                                                                --------  --------
Cash flows from operating activities:
    Net income (loss)                                                           $    81   $(1,391)
    Adjustment to reconcile net loss to net cash used in operating activities
        Extraordinary gain on extinguishment of debt                               (394)     (205)
        Depreciation expense                                                         88        54
        Common stock and warrants issued for interest expense                        --        20
        Common stock issued as compensation for services                             35        --
        Change in operating assets and liabilities:
            Increase in accounts receivable                                        (427)       (2)
            Increase in inventories                                              (3,707)     (292)
            Decrease (increase) in prepaid expenses                                   1       (50)
            Increase in other current assets                                       (278)     (150)
            Decrease in accounts payable and accrued liabilities                   (269)     (752)
            Decrease in other liabilities                                           (23)      (23)
            Increase in unearned revenue                                             --        26
                                                                                --------  --------
           Net cash used in operating activities                                 (4,893)   (2,765)

Cash flows from investing activities:
     Capital expenditures                                                          (228)      (34)
     Increase in short-term investments                                          (2,087)       --
                                                                                --------  --------
           Net cash used in investing activities                                 (2,315)      (34)
                                                                                --------  --------
Cash flows from financing activities:
     Repayment of notes payable to affiliates                                        --    (1,392)
     Repayment of capital lease obligation                                           (8)       --
     Proceeds from sale of common stock                                             150    11,363
                                                                                --------  --------
           Net cash provided by financing activities                                142     9,971
                                                                                --------  --------
Net increase (decrease) in cash and cash equivalents                             (7,066)    7,172

Cash and cash equivalents, beginning of year                                      7,180         8
                                                                                --------  --------
Cash and cash equivalents, end of year                                          $   114   $ 7,180
                                                                                ========  ========

                       See notes to financial statements

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION  OF  BUSINESS
     -------------------------

     Positron Corporation (the "Company") was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986. The Company designs, manufactures, markets and services its POSICAM(TM) system advanced medical imaging devices, utilizing positron emission tomography ("PET") technology. These systems utilize the Company's patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images. Targeted markets include medical facilities and diagnostic centers located throughout the world. POSICAM(TM) systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     CASH  EQUIVALENTS  AND  SHORT-TERM  INVESTMENTS
     -----------------------------------------------

     For the purposes of reporting cash flows, the Company considers highly liquid, temporary cash investments with an original maturity period of three months or less to be cash equivalents. Short-term investments include certificates of deposits, commercial paper and other highly liquid investments that do not meet the criteria of cash equivalents. Cash equivalents and short-term investments are stated at cost plus accrued interest which approximates fair value.


     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts receivables are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks or other financial institutions selected based upon management's assessment of the bank's financial stability. Cash balances periodically exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers in medical industry located in many parts of the world, but concentrated in the United States and Japan. The Company provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     REVENUE  RECOGNITION
     --------------------

     Revenues from POSICAM(TM) system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

     ADVERTISING
     -----------

     Nondirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2000 and 1999 were $349,000 and $27,000, respectively.

     RESEARCH  AND  DEVELOPMENT  EXPENSES
     ------------------------------------

     All costs related to research and development are charged to expense as incurred.

     WARRANTY  COSTS
     ---------------

     The Company accrues for the cost of product warranty on POSICAM(TM) systems at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. Actual results could differ from the amounts estimated.

     EARNINGSPER  COMMON  SHARE
     --------------------------

     Basic earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, less common shares which could have been repurchased by the Company with the related proceeds.

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

     SEGMENT  INFORMATION
     --------------------

     Effective January 1, 1998 the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company believes that it operates in only one business segment and does not have geographically diversified business operations. Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company (See Note 16).

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

3.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable at December 31, 2000 consisted of the following (in thousands):

     Accounts receivable - equipment sales                               $300
     Accounts receivable - maintenance                                    228
                                                                         ----
                                                                         $528
                                                                         ====

4.   INVENTORIES
     -----------

     Inventories at December 31, 2000 consisted of the following (in thousands):


     Raw materials                                                    $1,920
     Work in progress                                                    670
     Finished goods                                                    1,900
                                                                      -------
                                                                       4,490
     Less reserve for obsolescence                                      (100)
                                                                      -------
                                                                      $4,390
                                                                     ========

5.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at December 31, 2000 consisted of the following (in thousands):


     Furniture and fixtures                                            $ 195
     Computers and peripherals                                           360
     Machinery and equipment                                             213
                                                                       ------
                                                                         768
     Less accumulated depreciation                                      (401)
                                                                       ------
                                                                       $ 367
                                                                       ======

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 2000 consisted of the following (in thousands):

     Trade accounts payable                                            $1,244
     Accrued rent                                                         630
     System deposit liability                                             293
     Accrued compensation                                                 188
     Accrued professional fees                                            160
     Sales taxes payable                                                   95
     Other accrued liabilities                                             82
     Accrued royalties                                                     62
     Accrued warranty costs                                                50
                                                                       ------
                                                                       $2,804
                                                                       ======

     In July 2000, the Company received the final and unconditional acceptance of a POSICAM(TM) system from a medical organization. Obtaining this acceptance resulted in the recognition of a $1,020,000 gain on the reversal of a warranty reserve. An agreement was also finalized in July 2000 with another medical organization that provided for the return of a POSICAM(TM) system and a $380,000 settlement payment to the Company. This agreement resulted in the recognition of a $172,000 gain on the reversal of a warranty reserve and a $580,000 bad debt recovery.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

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

     Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. Both the 1994 Plan and the 1999 Plan are administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plans, including the number of shares, exercise price, term and exercisability. Options granted under the plans may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). As of December 31, 2000, a total of 2,152,500 stock options have been awarded under the 1999 Plan.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN
     ---------------------------------------------

     Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 75,000 shares of common stock have been granted under the Directors' Plan at December 31, 2000.

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

     1999  EMPLOYEE  STOCK  PURCHASE  PLAN
     -------------------------------------

     The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") in October 1999. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2000.

     A  summary  of  stock  option  activity  is  as  follows:


                                                     PRICE RANGE
                                                     OR WEIGHTED
                                    SHARES ISSUABLE    AVERAGE
                                   UNDER OUTSTANDING  EXERCISE
                                        OPTIONS        PRICE
                                     ------------  -------------
     Balance at January 1, 1999          572,678   $        2.80

       Granted                         1,487,500   $0.28 - $1.03
       Exercised                               -
       Forfeited                               -
                                     ------------

     Balance at December 31, 1999      2,060,178   $        1.33

       Granted                           740,000   $0.28 - $1.06
       Exercised                               -
       Forfeited                        (425,183)  $2.63 - $4.13
                                     ------------

     Balance at December 31, 2000      2,374,995   $        0.61
                                     ============

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     The Company has elected to apply the disclosure only provisions of Statement of Financial Accounting No. 123, Accounting for Stock-Based
     ---------------------------------------------------------------------------
     Compensation  ("SFAS  123")  which,  if fully adopted by the Company, would
     ------------
     change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25")
                           -----------------------------------------------------
     and related interpretations in accounting for the measurement and recognition of the Plan's cost.

     The shares exercisable for vested options and the corresponding weighted average exercise price was 796,245 shares and $0.85 per share at December 31, 2000.

     Following  is  a summary of stock options outstanding at December 31, 2000.


                             OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                       -------------------------------  -----------------
                                  WEIGHTED
                                   AVERAGE    WEIGHTED           WEIGHTED
                                  REMAINING   AVERAGE             AVERAGE
     RANGE OF                       TERM     EXERCISE            EXERCISE
     EXERCISE PRICE    SHARES    (IN YEARS)    PRICE    SHARES     PRICE
     ---------------  ---------  ----------  ---------  -------  ---------
     $2.625             140,500        4.20  $    2.63  140,500  $    2.63
     $3.750 - $4.125      6,995        4.66  $    3.95    6,995  $    3.95
     $0.280 - $1.031  1,487,500        8.60  $    0.40  519,375  $    0.40
     $0.280 - $1.060    740,000        9.50  $    0.61  129,375  $    0.59
                      ---------                         -------
     $0.280 - $4.125  2,374,995              $    0.61  796,245  $    0.85
                      =========                         =======

     In addition to options granted to employees, during the year ended December 31, 1999 the Company issued warrants for 4,500,000 shares of the Company's common stock to certain officers of the Company. Options and warrants resulted in proforma compensation as shown below.

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1999 and 1998 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of options awarded in 2000 and 1999: (i)average dividend yield of 0.00%; (ii) expected volatility of 70.00% and 80.00%, respectively; (iii) expected life of three (3) years; and (iv) estimated risk-free interest rate of 6.00%.

     The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                                2000                      1999
                                     --------------------------  ---------------------
                                     As Reported   Pro Forma     As Reported  Pro Forma
                                     -----------  -------------  -----------  --------
     Net income (loss)               $       81   $       (148)  $   (1,391)  $(2,169)
                                     ===========  =============  ===========  ========

     Basic and dilutive net income
       (loss) per common share
       Before extraordinary
         item                        $    (0.01)  $      (0.01)  $    (0.05)  $ (0.08)
       Extraordinary item                  0.01           0.01         0.01      0.01
                                     -----------  -------------  -----------  --------

         Net income (loss) per
           common share              $     0.00   $      (0.00)  $    (0.04)  $ (0.07)
                                     ===========  =============  ===========  ========

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     WARRANTS
     --------

     In April 1998, in connection with the Imatron transaction, the Company granted ProFutures Bridge Capital, L.P. ("ProFutures") warrants to purchase 1,150,000 shares of the Company's common stock at $0.25 per share in return for the extension of a loan agreement. The ProFutures loan was repaid in 1999.

     During 1999, the Company issued a total of 4,500,000 warrants to an officer and a director (See Note 12). The Company also issued 21,460,000 warrants in connection with a private placement of its common stock (See Note 7).

     A  summary  of  warrant  activity  is  as  follows:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                            NUMBER OF                    EXERCISE
                                                                             SHARES     EXERCISE PRICE     PRICE
                                                                           -----------  ---------------  ---------
     Balance at January 1, 1999                                             3,193,845   $    0.25-$2.00  $    2.50
     Warrants issued to directors and employees                             4,500,000   $          0.30  $    0.30
     Warrants issued in connection with private placement of common stock  21,460,000   $    0.05-$0.30  $    0.18
     Warrants issued to extend and retire Uro-Tech Loan                       100,000   $          1.00  $    1.00
     Cancelled                                                                (67,500)  $          2.00  $    0.00
                                                                           -----------
     Balance at December 31, 1999                                          29,186,345   $    0.05-$2.00  $    0.43
     Warrants converted to common stock                                    (3,000,000)  $          0.05  $    0.05
                                                                           -----------
     Balance at December 31, 2000                                          26,186,345   $    0.05-$2.00  $    0.35
                                                                           ===========

     All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2000 follows:

                                          REMAINING
     NUMBER OF COMMON                    CONTRACTUAL   EXERCISE
     STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)    PRICE
     -----------------                   ------------  ---------
               100,000  September 2001             .8  $    1.00
             7,650,000  August 2004               3.7  $    0.05
            10,810,000  August 2004               3.7  $    0.30
               250,000  January 2007              6.1  $    1.84
             1,250,000  March 2008                7.3  $    0.25
             4,500,000  June 2009                 8.5  $    0.30
             1,626,345  Various               Various    Various
     -----------------
            26,186,345
     =================

     No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 2000 or 1999.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable common stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Subject to adjustment based on issuance of shares at less than fair market value, each share of the Series A Preferred Stock was initially convertible into one share of common stock. Each Redeemable common stock Purchase Warrant is exercisable at a price of $2.00 per share of common stock. Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company. The Series A Preferred Stock is senior to the Company's Series B Preferred Stock and common stock in liquidation. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series A Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company's common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

     As of December 31, 2000, stated dividends that are undeclared and unpaid on the Series A Preferred Stocks total $183,000. The Company anticipates that such dividends, if and when declared, will be paid in the shares of Series A Preferred Stock.

     SERIES  B  PREFERRED  STOCK
     ---------------------------

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


10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $3,200,000, which expire in 2001 through 2020. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL's that it had previously accumulated to offset taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2000 are as follows (in thousands):

      Deferred tax assets:
        Net operating losses                                            $ 1,088
        Inventory basis difference                                          334
        Basis of property and equipment                                      55
        Accrued liabilities and reserves                                    416
        Valuation allowance including decrease to beginning
        balance of $14,336                                               (1,893)
                                                                        --------
       Net deferred tax asset                                           $     -
                                                                        ========

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) is as follows (amounts in thousands):

                                               2000            1999
                                        ----------------------------------
                                         AMOUNT     %      AMOUNT     %
                                        --------  ------  --------  ------
       Benefit  (provision) for income
         tax at federal statutory rate  $   (28)  (34.0)  $   472    34.0
       Change in valuation allowance         28    34.0      (472)  (34.0)
                                        --------  ------  --------  ------
                                        $     -       -   $     -       -
                                        ========  ======  ========  ======

11.  401(K)  PLAN
     ------------

     The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $20,000 and $12,000 in 2000 and 1999, respectively. The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2000.

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

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

13.  IMATRON  AGREEMENT
     ------------------

     In  May  1998,  the  Company  entered  into  an  agreement  (the  "Imatron
     Transaction") with Imatron Inc. ("Imatron"). Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's common stock on January 22, 1999, representing at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM(TM) systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron.

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

     On  February  18,  1997,  Dr.  Haas  informed the Board of Directors of the
     Company that he considered his contract to have been terminated by the Company without cause as a result of the Company's failure to pay the February 15, 1997 payroll to any of its management level employees and specifically to him. Additionally, Dr. Haas resigned as a member of the Company's Board of Directors. Dr. Haas demanded that the Company pay him all past due salary as well as the nine months severance pay specified in his employment agreement if his contract is determined to have been terminated without cause. In August 2000, the Company made a $62,500 settlement payment to Dr. Haas in conjunction with the dismissal of the case.

     ROYALTY  AGREEMENTS
     -------------------

     The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director). Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993 each royalty holder agreed to reduce royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998 the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company also believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement, although he made no formal demand.

     The Company reached separate agreements with Dr. Gould, Mr. Mullani and the Clayton Foundation regarding payment of royalties in the past and in the future. The Company issued 168,000 shares of its common stock in February 2000 and paid approximately $39,000 to Dr. Gould in complete settlement of all past royalty obligations. In May 2000, the Company paid approximately $275,000 to Mr. Mullani to settle all past royalty obligations. In July 2000, the Company issued 266,466 shares of its' common stock to the Clayton Foundation in complete settlement of all obligations for past royalties.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     LEASE  AGREEMENTS
     -----------------

     The Company operates in leased facilities under an operating lease that expires in March 2002 and contains no renewal options. The rental rate for the facility is $6,744 per month through April 30, 2001 and the monthly rate increases to $7,171 for the period from May 1, 2001 through March 31, 2002.

     Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. However, the Company was unable to obtain a release from its original lease and has been notified by its former landlord that all amounts due under its original lease will be due according to the lease terms. Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. At December 31, 2000, the maximum exposure related to the lease with its former landlord is approximately $859,000, based upon the remaining future payments due on the lease. However, the Company believes that the amounts due the landlord will be offset by payments by tenants that occupy the lease space. An obligation of approximately $630,000 is recorded at December 31,2000, which represents the remaining future payments due on the lease reduced by an estimate of rent that will be satisfied by tenants.

     Rental expenses for the Company's operating facility amounted to approximately $78,000 for the years ended December 31, 2000 and 1999. Operating expense in 2000 includes an additional $74,000 in charges related to the abandoned lease. Future minimum lease payments due under non-cancelable operating leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2000, are summarized as follows:

     YEAR ENDED                           AMOUNT
     DECEMBER 31,                     (IN THOUSANDS)
     -------------------------------  ---------------
        2001                          $           657
        2002                                      308
                                      ---------------

        Total minimum lease payments  $           965
                                      ===============

     The above lease payment schedule consists primarily of payments due under the Company's lease with its former landlord.

     In August 2000, the Company leased a marketing display exhibit under a three year lease with monthly rental payments of $3,850. As a capital lease, the display exhibit had a fair value of approximately $117,000 at the inception of the lease and the incremental borrowing rate is 11%. Amortization of the capital lease is included in depreciation expense. Future minimum lease payments due under this capital lease and the present value of the minimum lease payment is summarized as follows:

                                                      AMOUNT
                                                       (IN
     YEAR ENDED DECEMBER 31,                        THOUSANDS)
     ------------------------                      -----------
     2001                                          $       46
     2002                                                  46
     2003                                                  35
                                                   -----------
     Total minimum lease payments                         127
     Less imputed interest                                (18)
                                                   -----------
     Present value of minimum lease payments       $      109
                                                   ===========

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

     LITIGATION
     ----------

     On September 26, 2000, ProFutures Capital Bridge Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract. ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying ProFutures warrants instead of the 4,867,571 that ProFutures claims it is entitled to purchase. ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants and as the result of the Company sale of additional shares of stock and issuance of additional warrants. Prior to being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Transaction that ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants. ProFutures seeks in its complaint for a declaration that it is entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount. The Company believed that ProFutures' claim that it is entitled to purchase additional shares is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop.

15.  EARNINGS  PER  SHARE
     --------------------

     The following information details the computation of basic and diluted earnings per share:

                                                                              Year Ended December
                                                                              31, (In thousands,
                                                                                except for per
                                                                                  share data)
                                                                               ------------------
                                                                                 2000      1999
                                                                               --------  --------
     Numerator (basic and diluted):
        Net loss before extraordinary gain                                     $  (313)  $(1,596)
        Extraordinary gain                                                         394       205
                                                                               --------  --------
        Net income (loss)                                                      $    81   $(1,391)
                                                                               ========  ========

     Denominator:
        Denominator for basic earnings per share-weighted average shares        59,248    31,104
        Effect of dilutive securities                                                          -
           Convertible Series A Preferred Stock                                    613
           Stock Warrants                                                       16,087         -
           Stock options                                                           486         -
                                                                               --------  --------
        Denominator for diluted earnings per share-adjusted weighted average
        shares and assumed conversions                                          76,434    31,104
                                                                               ========  ========

     Basic and diluted income (loss) per common share
        Before extraordinary item                                              $ (0.01)  $ (0.05)
        Extraordinary item                                                        0.01      0.01
                                                                               --------  --------
                  Net income (loss) per common share                           $  0.00   $ (0.04)
                                                                               ========  ========

     A total of 2,503,840 common stock equivalents were excluded from the above calculation in the year ended December 31, 2000 because their effect was anti-dilutive. All common stock equivalents in the year ended December 31, 1999 were anti-dilutive.

FY 2000                        POSITRON CORPORATION                  FORM 10-KSB
================================================================================

16.  SEGMENT  INFORMATION  AND  MAJOR  CUSTOMERS
     -------------------------------------------

     As discussed in Note 1, the Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

     During the years ended December 31, 2000 and 1999 the Company had a limited number of customers as follows:

                                         2000   1999
                                         -----  -----
     Number of customers                   16     14
     Customers accounting for more than
       10% of revenues                      2      5
     Percent of revenues derived from
       largest customer                    62%    14%
     Percent of revenues derived from
       second largest customer             15%    12%


     Approximately 62% or $4,200,000 of the Company's revenue in 2000 was derived from Imatron Japan, a customer who is 24% owned by Imatron (see
     Note 13). As of December 31, 2000, accounts receivable of $300,000 were due from Imatron Japan.

17.  SUPPLEMENTAL  CASH  FLOW  DATA
     ------------------------------

                                                                       2000   1999
                                                                       -----  -----
     Supplemental disclosure of cash flow information (in thousands):
       Cash paid for interest                                          $   6  $ 246

     Non-cash investing and financing activities (in thousands):
       Equipment acquired under lease agreement                        $ 117  $   -

18.  EXTRAORDINARY  GAIN
     --------------------

     Extraordinary gains of $394,000 and $205,000 for the years ended December 31, 2000 and 1999, respectively, are the result of settlement of outstanding liabilities pertaining to royalties, compensation agreements, and other accounts payables for less than their stated or accrued amounts. These extraordinary gains did not result in tax benefits because the Company has had recurring tax losses.