Form 10QSB
period 2001-03-30
POSITRON CORP
filed 2001-05-15
CIK 844985

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

                  U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549



                                   FORM  10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

           Yes     X          No
              -----------        -----------




As of March 31, 2001, there were 62,047,150 shares of the Registrant's Common Stock, $.01 par value outstanding.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001


PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of March 31, 2001 and December 31, 2000     3

     Condensed Statements of Operations for the three months ended
           March 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .     4

     Condensed Statements of Cash Flows for the three months ended
           March 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .     5

     Selected Notes to Condensed Financial Statements. . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation . . . . . . . . . . . . . . . . .     7

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

                              POSITRON CORPORATION
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  March 31,   December 31,
                                                                    2001         2000
ASSETS                                                           (Unaudited)    (Note)
------                                                           -----------  ------------
Current assets:
  Cash and cash equivalents                                      $      185   $       114
  Short-term investments                                                853         2,087
  Accounts receivable, net                                              100           528
  Inventories                                                         5,804         4,390
  Prepaid expenses                                                       78           107
  Other current assets                                                  473           428
                                                                 -----------  ------------
          Total current assets                                        7,493         7,654

Plant and equipment, net                                                362           367
                                                                 -----------  ------------
          Total assets                                           $    7,855   $     8,021
                                                                 ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable, trade and accrued liabilities                $    3,359   $     2,804
  Unearned revenue                                                      123           168
  Current portion of capital lease obligation                            37            36
                                                                 -----------  ------------

          Total current liabilities                                   3,519         3,008

Capital lease obligation                                                 63            73
Other liabilities                                                        17            22
                                                                 -----------  ------------

          Total liabilities                                           3,599         3,103

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable;  $1.00 par value; 5,450,000 shares authorized; 510,219 shares issued and outstanding
    at March 31, 2001 and December 31, 2000.                            510           510
Common Stock:  $0.01 par value; 100,000,000 shares
    authorized; 62,107,306 shares issued and 62,047,150 shares
    outstanding at March 31, 2001 and December 31, 2000.                621           621
Additional paid-in capital                                           54,826        54,826
Subscription receivable                                                 (30)          (30)
Accumulated deficit                                                 (51,656)      (50,994)
Treasury Stock:  60,156 shares at cost                                  (15)          (15)
                                                                 -----------  ------------

          Total stockholders' equity                                  4,256         4,918
                                                                 -----------  ------------

               Total liabilities and stockholders' equity        $    7,855   $     8,021
                                                                 ===========  ============

Note:  The  consolidated  balance  sheet  at  December  31,  2000 has been derived from the audited financial statements  at  that  date  but  does  not include all of the information and footnotes required by generally accepted  accounting  principles  for  complete  financial  statements.  See  accompanying  notes.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

                                    POSITRON CORPORATION
                             CONDENSED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                         (UNAUDITED)

                                                               Three Months Ended
                                                            ------------------------
                                                              March 31,    March 31,
                                                                2001         2000
                                                            -----------  -----------
Revenues:
  System sales                                              $       --   $      800
  Upgrades                                                         127           --
  Service and component                                            366          369
                                                            -----------  -----------

     Total Revenue:                                                493        1,169

Costs of sales and services:
  System sales                                                      --          398
  Upgrades                                                          83           --
  Service, warranty and component                                  153          115
                                                            -----------  -----------

     Total costs of revenues                                       236          513
                                                            -----------  -----------

     Gross profit                                                  257          656

Operating expenses:
  Research and development                                         270          255
  Selling and marketing                                            253          248
  General and administrative                                       425          395
                                                            -----------  -----------

     Total operating expenses                                      948          898
                                                            -----------  -----------

        Loss from operations                                      (691)        (242)

Other income (expense)
  Interest income                                                   32           85
  Interest expense                                                  (3)          --
                                                            -----------  -----------

     Total other income (expense)                                   29           85
                                                            -----------  -----------


Net loss                                                    $     (662)  $     (157)
                                                            ===========  ===========


Basic and diluted loss per common share                     $    (0.01)  $    (0.00)
                                                            -----------  -----------

Weighted average number of basic and diluted common
  shares outstanding                                            62,047       57,535
                                                            -----------  -----------

                             See accompanying notes


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================


                                         POSITRON CORPORATION
                                  CONDENSED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS)
                                              (UNAUDITED)


                                                                Three Months Ended
                                                              ------------------------
                                                               March 31,    March 31,
                                                                 2001         2000
                                                              -----------  -----------
Cash flows from operating activities:
  Net loss                                                    $     (662)  $     (157)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                     29           15
     Changes in operating assets and liabilities:
        Accounts receivable                                          428         (753)
        Inventory                                                 (1,414)        (318)
        Prepaid expenses                                              29           33
        Other current assets                                         (45)        (243)
        Accounts payable and accrued liabilities                     555           84
        Unearned revenue                                             (45)         (59)
        Other liabilities                                             (5)          (6)
                                                              -----------  -----------

     Net cash used in operating activities                        (1,130)      (1,404)
                                                              -----------  -----------

Cash flows from investing activities:
   Decrease in short-term investments                              1,234           --
   Capital expenditures                                              (24)         (16)
                                                              -----------  -----------

     Net cash provided by (used in) investing activities           1,210          (16)
                                                              -----------  -----------

Cash flows from financing activities:
   Repayment of capital lease obligation                              (9)         ---
                                                              -----------  -----------
     Net cash used in financing activities                            (9)         ---
                                                              -----------  -----------

Net increase (decrease) in cash and cash equivalents                  71       (1,420)

Cash and cash equivalents, beginning of period                       114        7,180
                                                              -----------  -----------

Cash and cash equivalents, end of period                      $      185   $    5,760
                                                              ===========  ===========

                           See  accompanying  notes


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

                              POSITRON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report Form 10-KSB for Positron Corporation (the "Company") for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2000, as reported in the Form 10-KSB, have been omitted.


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


3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2001 and 2000 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of diluted weighted average shares outstanding:

                                                       Three Months Ended
                                                     -----------------------
                                                      March 31,    March 31,
(In Thousands)                                           2001        2000
                                                     ----------  -----------

Numerator:
  Net loss                                           $    (662)  $     (157)

Denominator:
  Denominator for basic and diluted earnings per
  share-weighted average shares                         62,047       57,535


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.


5.   LITIGATION
     ----------

     On September 26, 2000, ProFutures Capital Bridge Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract. ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying the ProFutures warrants instead of the 4,867,751 that ProFutures claims it is entitled to purchase. ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants and as the result of the Company sale of additional shares of stock and issuance of additional warrants. Prior to being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Transaction that ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants. ProFutures seeks in its complaint for a declaration that is it entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount. The Company believed that ProFutures' claim that it is entitled to purchase additional shares is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop.



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

COMPARISON  OF  THE  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2001  AND  2000.
----------------

We generated a loss of $662,000 for the three months ended March 31, 2001 compared to a loss of $157,000 for the three same three months in 2000. The greater loss in the first quarter of 2001 occurred as a result of having no system sales versus the recognition of a profit of $402,000 on the sale of one system in the same period in 2000.

We generated no revenues from the sale of systems during the three months ended March 31, 2001 versus revenues of $800,000 from the sale of one system for the same period in 2000. We produced $127,000 in revenues from upgrades of equipment in the first quarter of 2001 compared to receiving no revenues from equipment upgrades for the same period in 2000. In addition, service and


================================================================================

FORM 10-QSB                                                       MARCH 31, 2001
================================================================================

component sales revenue decreased $3,000 to $366,000 during the three months ended March 31, 2001 from $369,000 for the same period in the prior year.

Our gross profits for the three months ended March 31, 2001 decreased $399,000 to $257,000 compared to $656,000 for the same three months in 2000. The decrease primarily resulted from having no system sales in the first quarter of 2001 compared to recognizing a $402,000 profit on the sale of one system in the same period in 2000.

Our operating expenses increased $50,000 to $948,000 for the three months ended March 31, 2001 from $898,000 for the same period in 2000.

We earned interest income of $32,000 during the three month period ended March 31, 2001 compared to $85,000 for the same period in 2000. The $53,000 decrease in interest income was the result of having a lower level of invested funds in 2001.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding that occurred in August 1999, we began hiring personnel and incurring increased operating expenses as we resumed full operating and production activities. Since this equity funding, we have sold and delivered a total of five operating systems. As of March 31, 2001, our inventory has reached a value of $5,804,000 that has been financed largely through cash payments and accounts payable with equipment and parts suppliers. The financing of this inventory value has contributed to the reduction in cash and cash equivalents and short-term investments to a value of $1,038,000 at March 31, 2001. On the same date, the value of our trade accounts payable and accrued liabilities reached a level of $3,359,000. In order to resolve its liquidity problems the Company must receive cash proceeds from the sale of new systems and systems in inventory or seek alternative sources of equity funding. However, there is no assurance that the Company will be successful in selling systems or securing additional equity funds.

Despite the sale of five systems during year 2000, we have previously been unable to sell our POSICAMTM systems in sufficient quantities to be profitable and there is no guarantee that we will reach a system sales level that will generate profits on a consistent basis. Consequently, we have sustained substantial accumulated losses. Due to the sizeable selling prices of our systems and the limited number of systems sold or placed in service each year, our revenues have fluctuated significantly year-to-year. We have an accumulated deficit of approximately $51,656,000 at March 31, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                POSITRON  CORPORATION
                                                (Registrant)



Date:  May 14, 2001                              /s/  Gary  H.  Brooks
                                                 ----------------------
                                                 Gary  H.  Brooks
                                                 President
                                                 (Duly  Authorized  Officer  and
                                                 Principal  Accounting  Officer)


================================================================================