Form 10QSB
period 2001-06-30
POSITRON CORP
filed 2001-08-13
CIK 844985

FORM 10-QSB                                                        June 30, 2001
================================================================================



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                           Yes     X          No
                                   -                 -




As of June 30, 2001, there were 62,047,150 shares of the Registrant's Common Stock, $ .01 par value outstanding.


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


                                  POSITRON CORPORATION
                                   TABLE OF CONTENTS
                    FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001




PART I - FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
Item 1.  Condensed Financial Statements

     Condensed Balance Sheets as of June 30, 2001 and December 31, 2000               3

     Condensed Statements of Operations for the three months and six months ended
         June 30, 2001 and 2000                                                       4

     Condensed Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000                                                       5

     Selected Notes to Condensed Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and              8
         Results of Operation

PART II - OTHER INFORMATION                                                           9

Signature Page                                                                       10



================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


                                           POSITRON CORPORATION
                                         CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     June 30, 2001     December 31, 2000
ASSETS                                                                (Unaudited)           (Note)
------                                                             -----------------  -------------------
Current assets:
   Cash and cash equivalents                                       $            923   $              114
   Short-term investments                                                        --                2,087
   Accounts receivable, net                                                      48                  528
   Inventories                                                                6,340                4,390
   Prepaid expenses                                                              50                  107
   Other current assets                                                         204                  428
   Loan costs                                                                   200                   --
                                                                   -----------------  -------------------

          Total current assets                                                7,765                7,654

   Property and equipment, net                                                  420                  367
                                                                   -----------------  -------------------

                                Total assets                       $          8,185   $            8,021
                                                                   =================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable to stockholder                                     $          1,000   $               --
   Accounts payable and accrued liabilities                                   3,152                2,804
   Unearned revenue                                                              78                  168
   Current portion of capital lease obligation                                   38                   36
                                                                   -----------------  -------------------

          Total current liabilities                                           4,268                3,008

   Capital lease obligation                                                      53                   73
   Other liabilities                                                             11                   22
                                                                   -----------------  -------------------

          Total liabilities                                                   4,332                3,103

Stockholders' equity:                                                           510                  510
   Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized;
     510,219 shares issued and outstanding at June 30, 2001
     and December 31, 2000.
   Common Stock:  $0.01 par value; 100,000,000 shares authorized;               621                  621
     62,107,306 shares issued and 62,047,150 shares outstanding at June 30, 2001 and December 31, 2000.
   Additional paid-in capital                                                55,026               54,826
   Subscription receivable                                                      (30)                 (30)
   Accumulated deficit                                                      (52,259)             (50,994)
   Treasury Stock:  60,156 shares at cost                                       (15)                 (15)
                                                                   -----------------  -------------------

          Total stockholders' equity                                          3,853                4,918
                                                                   -----------------  -------------------

Total liabilities and stockholders' equity                         $          8,185   $            8,021
                                                                   =================  ===================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See accompanying notes.


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


                                    POSITRON CORPORATION
                              CONDENSED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)


                                                Three Months Ended       Six Months Ended
                                              ----------------------  ----------------------
                                               June 30,    June 30,    June 30,    June 30,
                                                 2001        2000        2001        2000
                                              ----------  ----------  ----------  ----------
Revenues:
   System sales                               $      --   $   1,200   $      --   $   2,000
   Upgrades                                          56          --         183          --
   Service and component                            393         341         759         710
                                              ----------  ----------  ----------  ----------

          Total revenues                            449       1,541         942       2,710

Costs of sales and services:
   System sales                                      --         929          --       1,327
   Upgrades                                          57          --         140          --
   Service and component                            222         156         375         271
                                              ----------  ----------  ----------  ----------

          Total costs of sales and services         279       1,085         515       1,598
                                              ----------  ----------  ----------  ----------

          Gross profit                              170         456         427       1,112

Operating expenses:
   Research and development                         307         362         577         617
   Selling and marketing                            166         270         419         518
   General and administrative                       303         200         728         595
                                              ----------  ----------  ----------  ----------

          Total operating expenses                  776         832       1,724       1,730
                                              ----------  ----------  ----------  ----------

          Loss from operations                     (606)       (376)     (1,297)       (618)

Other income (expense)
   Interest income                                    6          64          38         149
   Interest expense                                  (3)         --          (6)         --
                                              ----------  ----------  ----------  ----------

          Total other income (expense)                3          64          32         149
                                              ----------  ----------  ----------  ----------

Net loss                                      $    (603)  $    (312)  $  (1,265)  $    (469)
                                              ==========  ==========  ==========  ==========


Basic and diluted loss per common share       $   (0.01)  $   (0.01)  $   (0.02)  $   (0.01)


Weighted average number of basic and
   diluted common shares outstanding
                                                 62,047      57,692      62,047      57,583


                             See accompanying notes


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


                                    POSITRON CORPORATION
                             CONDENSED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)


                                                                   Six Months Ended
                                                            --------------------------------
                                                             June 30, 2001    June 30, 2000
                                                            ---------------  ---------------
Cash flows from operating activities:
   Net loss                                                 $       (1,265)  $         (469)
   Adjustment to reconcile net income (loss) to net cash
       used in operating activities
       Depreciation                                                     60               34
       Loss on retirement of property and equipment                     13               --
       Changes in operating assets and liabilities:
         Accounts receivable                                           480               22
         Inventory                                                  (1,950)          (2,470)
         Prepaid expenses                                               57               64
         Other current assets                                          224             (158)
         Accounts payable and accrued liabilities                      348             (238)
         Customer deposits                                              --              900
         Unearned revenue                                              (90)             (91)
         Other liabilities                                             (11)             (11)
                                                            ---------------  ---------------

       Net cash used in operating activities                        (2,134)          (2,417)

Cash flows from investing activities:
   Decrease in short-term investments                                2,087               --
   Capital expenditures                                               (126)            (140)
                                                            ---------------  ---------------

       Net cash provided by (used in) investing activities           1,961             (140)

Cash flows from financing activities
   Proceeds from note payable to stockholder                         1,000               --
   Repayment of capital lease obligation                               (18)              --
                                                            ---------------  ---------------

     Net cash provided by financing activities                         982               --
                                                            ---------------  ---------------


Net increase (decrease) in cash and cash equivalents                   809           (2,557)

Cash and cash equivalents, beginning of period                         114            7,180
                                                            ---------------  ---------------

Cash and cash equivalents, end of period                    $          923   $        4,623
                                                            ===============  ===============


                             See accompanying notes


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


                              POSITRON CORPORATION
                SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements for Positron Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2000, as reported in the Form 10-KSB, have been omitted.

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

3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2001 and 2000 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended                Six Months Ended
                                      --------------------------------  --------------------------------
                                       June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                      ---------------  ---------------  ---------------  ---------------
                                              (In Thousands)                     (In Thousands)
Numerator:
    Net loss                          $         (603)  $         (312)  $       (1,265)  $         (469)

Denominator:
   Denominator for basic and diluted          62,047           57,692           62,047           57,583
   earnings per share-weighted
   average shares


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.   NOTE  PAYABLE  TO  STOCKHOLDER
     ------------------------------

     The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. ("Imatron"), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all of the assets of the Company. The loan bears interest on the unpaid principal balance at a rate of prime plus 1/2% and is payable monthly. All principal and interest on the loan shall be due and payable in full on June 30, 2002. In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share exercisable through June 30, 2006. As of June 30, 2001, principal of $1,000,000 has been advanced on the loan. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such value has been treated as a loan origination cost and is being amortized to expense over the twelve-month term of the note payable, using the effective interest method.

6.   LITIGATION
     ----------

     On September 26, 2000, ProFutures Capital Bridge Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract. ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying the ProFutures warrants instead of the 4,867,751 that ProFutures claims it is entitled to purchase. ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants as the result of the Company's sale of additional shares of stock and issuance of additional warrants. Prior to being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Transaction that ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants. ProFutures seeks in its complaint for a declaration that is it entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount. The Company believes that ProFutures' claim that it is entitled to purchase additional shares is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop.


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
&  2000.
--------

We generated a loss of $603,000 for the three months ended June 30, 2001 compared to a loss of $312,000 for the same three months in 2000. The larger loss that occurred in the second quarter of 2001 was primarily the result of having no system sales compared to selling one system in the same quarter in 2000.

We generated no revenues from the sale of systems during the three months ended June 30, 2001 versus revenues of $1,200,000 from the sale of one system for the same period on 2000. We produced $56,000 in revenues from upgrades of equipment in the second quarter of 2001 compared to receiving no revenues from equipment upgrades for the same period in 2000. In addition, service and component sales revenue increased $52,000 to $393,000 during the three months ended June 30, 2001 from $341,000 for the same period in the prior year.

Our gross profit for the three months ended June 30, 2001 decreased $286,000 to $170,000 compared to $456,000 for the same three months in 2000. Gross profit decreased in the second quarter of 2001 primarily as a result of having no system sales compared to selling one system in the same quarter in 2000.

Our operating expenses decreased $56,000 to $776,000 for the three months ended June 30, 2001 from $832,000 for the same period in 2000.

We earned interest income of $6,000 during the three month period ended June 30, 2001 compared to $64,000 for the same period in 2000. The $58,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 &
--------------------------------------------------------------------------------
2000.
-----

We generated a loss of $1,265,000 for the six months ended June 30, 2001 compared to a loss of $469,000 for the same six months in 2000. The larger year to date loss that occurred in 2001 was primarily the result of having no system sales compared to selling two systems in the same six month period in 2000.

We generated no revenues from the sale of systems during the six months ended June 30, 2001 versus revenues of $2,000,000 from the sale of two systems in the same period in 2000. We produced $183,000 in revenues from upgrades of equipment in the first six months of 2001 compared to receiving no revenues from equipment upgrades for the same period in 2000. In addition, service and component sales revenue increased $49,000 to $759,000 during the six months ended June 30, 2001 from $710,000 for the same period in the prior year.


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


Our gross profit for the six months ended June 30, 2001 decreased $685,000 to $427,000 compared to $1,112,000 for the same six months in 2000. Year to date gross profit deceased in 2001 primarily as a result of having no system sales compared to selling two systems in the same six-month period in 2000.

Our operating expenses decreased $6,000 to $1,724,000 for the six months ended June 30, 2001 from $1,730,000 for the same period in 2000.

We earned interest income of $38,000 during the six month period ended June 30, 2001 compared to $149,000 for the same period in 2000. The $111,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2001.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding that occurred in August 1999, we began hiring personnel and incurring increased operating expenses as we resumed full operating and production activities. Since this equity funding, we have sold and delivered a total of five operating systems. As of June 30, 2001, our inventory has reached a value of $6,340,000, primarily funded through cash payments and accounts payable with equipment and parts suppliers. We received $1,000,000 in proceeds on a promissory note, which gave rise to $923,000 in cash and cash equivalents at June 30, 2001. At the same date, our accounts payable and accrued liabilities reached a level of $3,152,000. Our efforts are currently focused on sales and delivery of systems as a means of converting inventory to cash. We intend to utilize any proceeds received from sales of systems to settle existing vendor obligations as well as to provide working capital to fund future operating and production activities.




                         PART II  --  OTHER INFORMATION

ITEM 2 (C)  IMATRON LOAN
            ------------

     On June 29, 2001 the Company entered into a Loan Agreement with Imatron, a principal stockholder of the Company, pursuant to which Imatron agreed to loan to the Company up to $2,000,000 on certain terms and conditions. The loan is due June 30, 2002 and is secured by substantially all of the Company's assets. In connection with the loan the Company issued to Imatron a warrant to purchase 6,000,000 shares of the Company's common stock at $0.30 per share. The Company has agreed to register the shares issuable upon exercise of the warrant. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.




ITEM  6  (A)  EXHIBITS
              --------

     Loan Agreement dated June 29, 2001 between Positron Corporation and Imatron Inc. (Filed as Exhibit 10.1 to the Form 8-K filed July 12, 2001)

     Promissory  Note  dated  June  29,  2001  issued  to Imatron Inc. (Filed as
     Exhibit  10.2  to  the  Form  8-K  filed  July  12,  2001)

     Security Agreement dated June 29, 2001 between Positron Corporation and Imatron Inc. (Filed as Exhibit 10.3 to the Form 8-K filed July 12, 2001)

     Registration Rights Agreement dated June 29, 2001 between Positron Corporation and Imatron Inc. (Filed as Exhibit 10.4 to the Form 8-K filed July 12, 2001)


================================================================================

FORM 10-QSB                                                        June 30, 2001
================================================================================


ITEM 6 (B)  FORM 8-K FILINGS
            ----------------

     On July 12, 2001 the Company filed a From 8-K reporting a Loan Agreement between the Company and Imatron Inc.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POSITRON  CORPORATION
                                         (Registrant)





Date:  August 10, 2001                   /s/  Gary  H.  Brooks
                                         ----------------------
                                         Gary  H.  Brooks
                                         President
                                         (Duly  Authorized  Officer  and
                                         Principal  Accounting  Officer)


================================================================================