Form 10QSB
period 2001-09-30
POSITRON CORP
filed 2001-11-13
CIK 844985

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                         Commission file number: 0-24092


                                    POSITRON


                              POSITRON CORPORATION
                               A Texas Corporation
                               I.D. No. 76-0083622

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


As  of  September  30,  2001,  there  were 62,047,150 shares of the Registrant's
Common  Stock,  $  .01  par  value  outstanding.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================


                                  POSITRON CORPORATION

                                   TABLE OF CONTENTS

                  FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I - FINANCIAL INFORMATION                                                     PAGE

     Item 1.  Condensed Financial Statements

          Condensed Balance Sheets as of September 30, 2001 and December 31, 2000     3

          Condensed Statements of Operations for the three and nine months ended
                   September 30, 2001 and 2000                                        4

          Condensed Statements of Cash Flows for the nine months ended
                   September 30, 2001 and 2000                                        5

          Selected Notes to Condensed Financial Statements                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                               8

PART II - OTHER INFORMATION                                                           9

Signature Page                                                                       10

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

                                    POSITRON CORPORATION
                                  CONDENSED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     Sept 30,     December
ASSETS                                                                 2001       31, 2000
------                                                             (Unaudited)     (Note)
                                                                   ------------  ----------
Current assets:
   Cash and cash equivalents                                       $       243   $     114
   Short-term investments                                                   --       2,087
   Accounts receivable, net                                                 36         528
   Inventories                                                           6,718       4,390
   Prepaid expenses                                                         21         107
   Other current assets                                                    138         428
   Loan costs                                                              150          --
                                                                   ------------  ----------
          Total current assets                                           7,306       7,654

   Property and equipment, net                                             397         367
                                                                   ------------  ----------
                Total assets                                       $     7,703   $   8,021
                                                                   ============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable to stockholder                                     $     1,500   $      --
   Accounts payable and accrued liabilities                              2,783       2,804
   Unearned revenue                                                         46         168
   Current portion of capital lease obligation                              39          36
                                                                   ------------  ----------
          Total current liabilities                                      4,368       3,008

   Capital lease obligation                                                 43          73
   Other liabilities                                                         6          22
                                                                   ------------  ----------
          Total liabilities                                              4,417       3,103

Stockholders' equity:
   Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized;
     510,219 shares issued and outstanding at September 30, 2001
     and December 31, 2000.                                                510         510
   Common Stock:  $0.01 par value; 100,000,000 shares authorized;
     62,107,306 shares issued and 62,047,150 shares outstanding
     at September 30, 2001 and December 31, 2000.                          621         621
   Additional paid-in capital                                           55,026      54,826
   Subscription receivable                                                 (30)        (30)
   Accumulated deficit                                                 (52,826)    (50,994)
   Treasury Stock:  60,156 shares at cost                                  (15)        (15)
                                                                   ------------  ----------
          Total stockholders' equity                                     3,286       4,918
                                                                   ------------  ----------
Total liabilities and stockholders' equity                         $     7,703   $   8,021
                                                                   ============  ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

                                      POSITRON CORPORATION
                           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended      Nine Months Ended
                                                  ----------------------  ----------------------
                                                   Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                                     2001        2000        2001        2000
                                                  ----------  ----------  ----------  ----------
Revenues:
   System sales                                   $      --   $   3,000   $      --   $   5,000
   Upgrades                                              30          13         213          13
   Service and component                                326         372       1,085       1,082
                                                  ----------  ----------  ----------  ----------
          Total revenues                                356       3,385       1,298       6,095

Costs of sales and services:
   System sales                                          --       2,792          --       4,119
   Upgrades                                              --           6         140           6
   Service and component                                147         154         522         425
                                                  ----------  ----------  ----------  ----------
          Total costs of sales and services             147       2,952         662       4,550
                                                  ----------  ----------  ----------  ----------
          Gross profit                                  209         433         636       1,545

Operating expenses:
   Research and development                             272         145         849         762
   Selling and marketing                                154         219         573         737
   General and administrative                           323         561       1,051       1,156
                                                  ----------  ----------  ----------  ----------
          Total operating expenses                      749         925       2,473       2,655
                                                  ----------  ----------  ----------  ----------
          Income (loss) from operations                (540)       (492)     (1,837)     (1,110)

Other income (expense)
   Interest income                                        4          66          42         215
   Interest expense                                     (31)         --         (37)         --
   Gain on reversal of warranty reserve                  --       1,192          --       1,192
   Bad debt recovery                                     --         580          --         580
                                                  ----------  ----------  ----------  ----------
          Total other income (expense)                  (27)      1,838           5       1,987
                                                  ----------  ----------  ----------  ----------
Income (loss) before extraordinary gain                (567)      1,346      (1,832)        877

Extraordinary gain on extinguishment of debt             --         192          --         192
                                                  ----------  ----------  ----------  ----------
Net income (loss)                                 $    (567)  $   1,538   $  (1,832)  $   1,069
                                                  ==========  ==========  ==========  ==========

Basic income (loss) per common share
      Before extraordinary item                   $   (0.01)  $    0.02   $   (0.03)  $    0.02
      Extraordinary item                               0.00        0.00        0.00        0.00
                                                  ----------  ----------  ----------  ----------
             Net income (loss) per common share   $   (0.01)  $    0.02   $   (0.03)  $    0.02
                                                  ==========  ==========  ==========  ==========

Diluted income (loss) per common share
      Before extraordinary item                   $   (0.01)  $    0.02   $   (0.03)  $    0.01
      Extraordinary item                               0.00        0.00        0.00        0.00
                                                  ----------  ----------  ----------  ----------
          Net income (loss) per common share      $   (0.01)  $    0.02   $   (0.03)  $    0.01
                                                  ==========  ==========  ==========  ==========

Weighted average shares outstanding
      Basic                                          62,047      58,415      62,047      58,043
      Diluted                                        62,047      73,777      62,047      76,273

                                         See accompanying notes

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

                                  POSITRON CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                  Nine Months Ended
                                                                ----------------------
                                                                 Sept 30,    Sept 30,
                                                                   2001        2000
                                                                ----------  ----------
Cash flows from operating activities:
   Net income (loss)                                            $  (1,832)  $   1,069
   Adjustment to reconcile net income (loss) to net cash
       used in operating activities
       Extraordinary gain on forgiveness of debt                       --        (192)
       Depreciation and amortization expense                          133          60
       Common stock issued as compensation for services                --          35
       Loss on retirement of property and equipment                    13          --
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                   492        (863)
         Increase in inventories                                   (2,328)     (1,845)
         Decrease in prepaid expenses                                  86          97
         Decrease (increase) in other current assets                  290        (215)
         Decrease in accounts payable and accrued liabilities         (21)     (1,286)
         Decrease in other liabilities                                (16)        (17)
         Decrease in unearned revenue                                (122)        (79)
                                                                ----------  ----------
       Net cash used in operating activities                       (3,305)     (3,236)

Cash flows from investing activities:
   Decrease in short-term investments                               2,087          --
   Capital expenditures                                              (126)       (186)
                                                                ----------  ----------
       Net cash provided by (used in) investing activities          1,961        (186)

Cash flows from financing activities:
   Proceeds from sale of common stock                                  --         150
   Proceeds from note payable to stockholder                        1,500          --
   Repayment of capital lease obligation                              (27)         --
                                                                ----------  ----------
     Net cash provided by financing activities                      1,473         150
                                                                ----------  ----------

Net increase (decrease) in cash and cash equivalents                  129      (3,272)

Cash and cash equivalents, beginning of period                        114       7,180
                                                                ----------  ----------
Cash and cash equivalents, end of period                        $     243   $   3,908
                                                                ==========  ==========

                             See accompanying notes

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

                              POSITRON CORPORATION
     SELECTED  NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements for Positron Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2000, as reported in the Form 10-KSB, have been omitted.

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

3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2001 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended     Nine Months Ended
                                               ---------------------  ---------------------
                                                Sept 30,   Sept 30,    Sept 30,   Sept 30,
                                                  2001       2000        2001       2000
                                               ----------  ---------  ----------  ---------
                                                   (In Thousands)       (In Thousands)
Numerator:
    Basic and diluted income (loss)
        Before extraordinary item              $    (567)  $   1,346  $  (1,832)  $     877
        Extraordinary item                            --         192         --         192
                                               ----------  ---------  ----------  ---------
            Net income (loss)                  $    (567)  $   1,538  $  (1,832)  $   1,069
                                               ==========  =========  ==========  =========

===========================================================================================


FORM 10-QSB                                                              SEPTEMBER 30, 2001
===========================================================================================

Denominator:
    Denominator for basic earnings per
    share-weighted average shares                 62,047      58,415     62,047      58,043

    Effect of dilutive securities:
        Convertible Series A preferred stock          --         548         --         657
        Dilutive potential common shares              --      14,814         --      17,573
                                               ----------  ---------  ----------  ---------
    Denominator for diluted earnings per
    share-adjusted weighted average
    shares and assumed conversions                62,047      73,777     62,047      76,273
                                               ==========  =========  ==========  =========

Basic income (loss) per common share
    Before extraordinary item                  $   (0.01)  $    0.02  $   (0.03)  $    0.02
    Extraordinary item                              0.00        0.00       0.00        0.00
                                               ----------  ---------  ----------  ---------
        Net income (loss) per common share     $   (0.01)  $    0.02  $   (0.03)  $    0.02
                                               ==========  =========  ==========  =========

Diluted income (loss) per common share
    Before extraordinary item                  $   (0.01)  $    0.02  $   (0.03)  $    0.01
    Extraordinary item                              0.00        0.00       0.00        0.00
                                               ----------  ---------  ----------  ---------
        Net income (loss) per common share     $   (0.01)  $    0.02  $   (0.03)  $    0.01
                                               ==========  =========  ==========  =========

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.   NOTE  PAYABLE  TO  STOCKHOLDER
     ------------------------------

     The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. ("Imatron"), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all of the assets of the Company. The loan bears interest on the unpaid principal balance at an annual rate of 10% and is payable monthly. All principal and interest on the loan shall be due and payable in full on June 30, 2002. In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share exercisable through June 30, 2006. As of September 30, 2001, principal of $1,500,000 has been advanced on the loan. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such value has been treated as a loan origination cost and is being amortized to expense over the twelve-month term of the note payable, using the effective interest method.

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

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001  &  2000.
--------------

We experienced a loss of $567,000 for the three months ended September 30, 2001 compared to income of $1,538,000 for the same three months in 2000. The recognition of a $1,192,000 gain attributable to the reversal of a warranty reserve was the primary reason for the income in the third quarter of 2000.

We generated no revenues from the sale of systems during the three months ended September 30, 2001 versus revenues of $3,000,000 from the sale of three systems for the same period in 2000. Service and component sales revenue decreased $46,000 to $326,000 during the three months ended September 30, 2001 from $372,000 for the same quarter in the prior year.

Our gross profits for the three months ended September 30, 2001 decreased $224,000 to $209,000 compared to $433,000 for the same three months in 2000. The decrease primarily resulted from having no system sales in the third quarter of 2001 compared to recognizing profits of $208,000 on the sale of three systems in the same period in 2000.

Our operating expenses decreased $176,000 to $749,000 for the three months ended September 20, 2001 from $925,000 for the same period in 2000.

We earned interest income of $4,000 during the three month period ended September 30, 2001 compared to $66,000 for the same period in 2000. The $62,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2001. Interest expense of $31,000 that was recorded in the third quarter of 2001 was primarily attributable to the note payable to a shareholder.

Operating results for the three months ended September 30, 2000 were impacted by a $1,192,000 gain on the reversal of a warranty reserve and a $580,000 bad debt recovery. We also recognized extraordinary gains of $192,000 on the early extinguishments of debt during the third quarter of 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER  30,
--------------------------------------------------------------------------------
2001  &  2000.
--------------

We experienced a loss of $1,832,000 for the nine months ended September 30, 2001 compared to income of $1,069,000 for the same nine months in 2000. The income in 2000 primarily resulted from the recognition of $881,000 in profit from the sale of five systems and a $1,192,000 gain on the reversal of a warranty reserve.

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

We generated no revenues from the sale of systems during the nine months ended September 20, 2001 versus revenues of $5,000,000 from the sale of five systems in the same period in 2000. We produced $213,000 in revenues from upgrades of equipment in the first nine months of 2001 compared to $13,000 in revenues from equipment upgrades for the same period in 2000. In addition, service and component sales revenue increased $3,000 to $1,085,000 during the nine months ended September 30, 2001 from $1,082,000 for the same period in the prior year.

Our gross profits for the nine months ended September 30, 2001 decreased $909,000 to $636,000 compared to $1,545,000 for the same nine months in 2000. The decrease primarily resulted from having no system sales in the first nine months of 2001 compared to recognizing profits of $881,000 on the sale of five systems in the same period in 2000.

Our operating expenses decreased $182,000 to $2,473,000 for the nine months ended September 30, 2001 from $2,655,000 for the same period in 2000.

We  earned  interest  income  of  $42,000  during  the  nine  month period ended
September 30, 2001 compared to $215,000 for the same period in 2000. The $173,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2001. Interest expense of $37,000 that was recorded in the nine month period ended September 30, 2001 was primarily attributable to the note payable to a shareholder.

Operating results for the nine months ended September 30, 2000 were impacted by a $1,192,000 gain on the reversal of a warranty reserve and a $580,000 bad debt recovery. We also recognized extraordinary gains of $192,000 on the early extinguishments of debt during the same nine month period in 2000.

FINANCIAL  CONDITION
--------------------

As a result of the equity funding that occurred in August 1999, we began hiring personnel and incurring increased operating expenses as we resumed full operating and production activities. Since this equity funding, we have sold and delivered a total of five operating systems. As of September 30, 2001, our inventory has reached a value of $6,718,000 that has been financed primarily through cash payments and accounts payable with equipment and parts suppliers. We have received $1,500,000 in proceeds on a promissory note with a significant stockholder. We have cash and cash equivalents of $243,000 and trade accounts payable and accrued liabilities of $2,783,000 at September 30, 2001. Our efforts are focused on sales and delivery of systems as a means of converting inventory to cash. We intend to utilize any proceeds received from sales of systems to settle existing vendor obligations as well as to provide working capital to fund future operating and production activities.



                           PART II   OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS
            ------------------

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 6 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 Legal Proceedings.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
            -------------------------------------

(a)  Exhibits

Common  Stock  Purchase  Warrant No. 01-01 dated June 29, 2001 issued to Imatron
Inc.

(b)  Reports  on  Form  8-K

On July 12, 2001, the Company filed a Current Report on Form 8-K reporting a Loan Agreement between the Company and Imatron Inc.

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2001
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   POSITRON  CORPORATION
                                                   (Registrant)



Date:    November 13, 2001                         /s/  Gary  H.  Brooks
                                                   ----------------------
                                                   Gary  H.  Brooks
                                                   President
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)


================================================================================