Form 10KSB
period 2001-12-31
POSITRON CORP
filed 2002-03-29
CIK 844985

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's  revenues  for  fiscal  year  ended  December  31,  2001:  $2,540,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 18, 2002: $6,839,063.

As of March 18, 2002, there were 62,173,303 shares of the Registrant's common stock, $.01 par value outstanding


Documents  incorporated  by  reference:  None


--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                     PART I


                       ITEM 1.     DESCRIPTION OF BUSINESS
GENERAL

Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration ("FDA") approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 2001, the Company has sold twenty one (21) POSICAM(TM) systems, of which fourteen (14) are in leading medical facilities in the United States and five (5) are installed in international medical institutions. The Company has repurchased a system which is being held in inventory for resale. The Company presently markets its POSICAM(TM) systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 2001:

                                                                                               Install
Site                                              Location          Clinical Application        Date
----                                          ----------------  -----------------------------  --------
Saint Joseph's Hospital                       Atlanta, GA       Cardiology                        1988
Cleveland Clinic Foundation                   Cleveland, OH     Cardiology/Neurology/Oncology     1988
Memorial Hospital                             Jacksonville, FL  Cardiology/Oncology/Neurology     1988
Kennestone Hospital                           Marietta, GA      Cardiology/Oncology/Neurology     1989
Medical City Dallas                           Dallas, TX        Cardiology/Oncology/Neurology     1990
Yale/Veterans Administration                  New Haven, CT     Neurology/Oncology/Cardiology     1991
Beth Israel                                   New York, NY      Cardiology/Oncology/Neurology     1991
Crawford Long Hospital                        Atlanta, GA       Cardiology/Oncology               1992
Hermann Hospital                              Houston, TX       Cardiology/Oncology/Neurology     1993
Bergan Mercy Hospital                         Omaha, NE         Cardiology/Oncology/Neurology     1995
Buffalo Cardiology & Pulmonary Assoc.         Buffalo, NY       Cardiology/Oncology               1995
Hadassah Hospital                             Israel            Cardiology/Oncology/Neurology     1995
Baptist Hospital                              Nashville, TN     Cardiology/Oncology/Neurology     1996
Nishidai Clinic (3 systems)                   Japan             Cardiology/Oncology/Neurology     2000
National Institute of Radiological Sciences   Japan             Cardiology/Oncology/Neurology     2000
Coronary Disease Reversal & Prevention        Buffalo, NY       Cardiology/Oncology/Neurology     2000
McAllen PET Imaging Center                    McAllen, TX       Cardiology/Oncology               2001

PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues, as well as producing anatomical and structural images. Other advanced imaging techniques, such as magnetic resonance imaging ("MRI") and computed tomography ("CT"), produce anatomical and structural images, but do not image or measure biological processes. The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage, and provides information, which would otherwise be unavailable, to diagnose and treat disease. The Company believes that PET technology can lower the total cost of diagnosing and tracing certain diseases by providing a means for early diagnosis and reducing expensive, invasive or unnecessary procedures, such as angiograms or biopsies which, in addition to being costly and painful, may not be necessary or appropriate.

Commercialization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM(TM) systems have proprietary operational and performance characteristics, which may provide certain performance advantages over other commercially available PET systems. Such performance advantages include: (i) high count-rate capability and high sensitivity, which result in
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

faster, more accurate imaging; (ii) enhanced ability to use certain types of radiopharmaceuticals, which reduces reliance on a cyclotron and enhances patient throughput; (iii) ability to minimize patient exposure to radiation; and (iv) ability to minimize false positive and false negative diagnoses of disease. The medical imaging industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. See "Item 1. Description of Business - Risks Associated with Business Activities-Substantial Competition and Effects of Technological Change".

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

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 400 dedicated PET systems are currently operational in the United States and approximately 200 additional dedicated PET systems are in commercial use internationally.

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

In oncology, PET imaging has historically been used to measure the metabolism of tumor masses after surgery or chemotherapy. Clinical experience has shown that PET is more accurate than CT scans or MRI in determining the effectiveness of chemotherapy and radiotherapy in the treatment of cancer. PET scans are becoming commonly used to assess suspected breast cancer and whether the lymph system has become involved. Whole body PET scans are now routinely performed to
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

survey  the  body  for cancer.   This application enables oncologists to see the
total picture of all metastases in a patient, thereby allowing them to properly tailor the course of treatment.

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

Radiopharmaceuticals used in PET technology can be created using many natural substances including carbon, oxygen, nitrogen and fluorine. The PET procedure to be performed determines the type of radiopharmaceutical used. Radiopharmaceuticals are made ready for use at a clinic, hospital, or commercial nuclear pharmacy by either a cyclotron or generator. Cyclotrons require an initial capital investment of up to $2 million, an additional capital investment for site preparation, and significant annual operating expenses. Generators require an initial capital investment of approximately $60,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $30,000. While POSICAM(TM) systems have been designed flexibly to be used with both cyclotron and generator processed radiopharmaceuticals, they have proprietary design features that enhance their ability to use generator processed radiopharmaceuticals. As a result, clinics or hospitals intending to focus on certain cardiac PET applications can avoid the significant capital and operating expenses associated with a cyclotron.

MARKETING  STRATEGY

The Company's initial marketing strategy targeted clinical cardiology based on research conducted at the University of Texas. This research showed the commercial potential of clinical cardiology applications of PET imaging. With the development of the POSICAM(TM) HZ, POSICAM(TM) HZL series and now the mPower(TM) series of systems, Positron is pursuing the full oncology, cardiology and neurology related PET application markets. The Company believes that it can capture additional market share by leveraging its strong reputation in the cardiology marketplace to continue to strengthen its leadership position in this sector, while building its expertise and reputation in the oncology and neurology application markets.

To market its systems, Positron relies on referrals from users of its existing base of installed scanners, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. In 2000, the Company discontinued its direct sales approach and is now working with and adding key distributors who have geographic or market expertise. The approach allows the Company to pay for sales expense at the time of sales. Positron incurs minimal expense for sales until there is a completed sale. Positron continued to broaden its communications with the market in support of sales through its developing distribution network and using the internet and directed mailings. We believe that this approach will be cost effective and allow Positron to compete cost effectively with larger competitors. There is no assurance that the Company's marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

THE  POSICAM(TM)  SYSTEM

At the heart of the POSICAM(TM) system is its detector assembly, which detects the gammas from positron emissions, and electronic circuits that pinpoint the location of each emission. POSICAM(TM) systems are easy to use and are neither physically confining nor intimidating to patients. POSICAM(TM) scans are commonly performed on an outpatient basis.

The Company's POSICAM(TM) system compares favorably with PET systems produced by other manufacturers based upon count rate and sensitivity. Count rate and sensitivity of an imaging system determine its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The high count-rate capability and sensitivity of the POSICAM(TM) systems result in good diagnostic accuracy as measured by fewer false positives and false negatives. Further benefits of high count-rate and sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, thereby reducing patient exposure to radiation and
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

potentially reducing the capital cost to some purchasers by eliminating the need for a cyclotron for certain cardiac applications.

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

The POSICAM(TM) system creates a high number of finely spaced image slices. An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned, and not necessarily the angle a physician wishes to view. The POSICAM(TM) computer can then adjust the cross-sectional view to create an image from any desired angle. The high number of finely spaced image slices created by the POSICAM(TM) system enhances the accuracy of the interpreted image set.

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

The Company believes that the special features of the POSICAM(TM) HZL and MPower(TM) systems enhance their usefulness in oncology and neurology applications. Furthermore, many price sensitive hospitals and health care providers may seek to leverage external resources for the delivery of PET diagnostic services for their patients. To respond to this market need, the Company intends to expand into the mobile PET market, for which the Company has previously received 510(k) approval from the FDA. In addition, the POSICAMTM system has been registered with the State of Texas Department of Health, Bureau of Radiation Control, as a Device suitable for both stationary and mobile use.

CUSTOMER  SERVICE  AND  WARRANTY

The Company has six (6) field service engineers in the United States who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The Company typically provides a one-year warranty to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company offers to provide service to all of its POSICAM(TM) systems, eleven (11) of which are under formal service contracts: three (3) service contracts are automatically renewed on a month-to-month basis; and, eight (8) expire in 2002. The Company is currently negotiating to extend all of the
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

service contracts expiring in 2002; however, there can be no assurance that such extensions will be obtained.

The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM(TM) systems during 2001 and 2000.

COMPETITION

The Company faces competition from three other commercial manufacturers of PET systems and from other imaging technologies. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others. However, magnetic resonance angiography ("MRA") is seen by some cardiologists to be competitive with PET myocardial perfusion imaging ("MPI").

The Company's primary competition from commercial manufacturers of PET systems comes from General Electric Medical Systems ("GEMS") a division of General Electric Company ("GE"), Siemens Medical Systems, Inc. in a joint venture with CTI, Inc. of Knoxville, Tennessee ("CTI/Siemens"), and ADAC Medical Systems, which was acquired by Philips Medical ("ADAC/Philips"). GE, CTI/Siemens and ADAC/Philips have substantially greater financial, technological and personnel resources than the Company. See "Item 1. Description of Business-Risk Associated with Business Activities-Substantial Competition and Effects of Technological Change". In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States. These manufacturers represent additional sources of competition that have greater financial, technological and personnel resources than the Company.

GE and CTI/Siemens each introduced a scanner in 2001 that combined CT scanning and PET in one gantry. This scanner type could put Positron at a competitive disadvantage. High field MRI technology, an advanced version of MRI, is in the development stage, but is a potential competitor to PET in certain neurology and oncology applications. Presently, high field MRI may be useful in performing certain research (non-clinical) applications such as blood flow studies to perform "brain mapping" to localize the portions of the brain associated with individual functions (such as motor activities and vision). However, high field MRI does not have the capability to assess metabolism. The Company cannot presently predict the future competitiveness of high field MRI.

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

MEDICARE/MEDICAID REIMBURSEMENT. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the Center for Medicare and Medicade Services ("CMS") formerly the U.S. Health Care Financing Administration, based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. In 1999, CMS approved reimbursement on a trial basis for a limited cardiac, oncological, and neurological diagnostic procedures. In December 2000, CMS expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners.
In July 2001, CMS further expended its coverage of these procedures and virtually eliminated reimbursement for SPECT imagers performing PET scans. This helped to strengthen the market for "true" PET scanners. In 2001, CMS also implemented its procedures to differentiate hospital based outpatient services from free-standing outpatient services. Under this new program, hospital based PET centers are to be paid less for providing PET services than free-standing centers. This program was to be finalized in 2002. Although expanding, Medicare and Medicaid reimbursement for PET imaging continues to be restrictive. Although HCFA broadened coverage in 2000, the agency has maintained that it
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

intends to evaluate the effectiveness of PET and may change its policy toward reimbursement at some future date. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company's business, financial condition, results of operations and cash flows.

In 1996, CMS approved reimbursement for one PET procedure in cardiology. In 1998, four additional procedures in cardiology, oncology and neurology were approved. In February 1999, three additional procedure reimbursements were approved in oncology. In December 2000, six additional procedure reimbursements were approved in oncology, one in cardiology and one in neurology. In 2001, further refinements of the reimbursement policies were introduced with expansion in oncology. Whether CMS will continue to approve additional reimbursable procedures, whether private insurers will follow CMS's lead are unknown at this time. PET scanner demand in the US increased markedly after the announcement of increasing reimbursement. It is unknown at this time if the increase in demand will be sustained as reimbursement expands.

In  March  2000,  the  FDA  issued  a  "Draft  Guidance"  finding  FDG  and  NH3
(radiopharmaceuticals  used  in  the  Company's  PET  scanner)  to  be  safe and
effective  for  broad  oncology  and  cardiology  indications.   There  is  no
assurance, however, that the FDA's findings in the future will not change or that additional radiopharmaceuticals will be approved.

PRIVATE INSURER REIMBURSEMENT. Until the expansion of coverage of CMS, most insurance carriers considered PET imaging to be an investigational procedure and did not reimburse for procedures involving PET imaging. However, this perspective has begun to change as a result of Medicare's expanding acceptance of reimbursements for certain PET procedures. The Company believes that certain private insurance carriers are expanding coverage as experience is gained with PET imaging procedures. While they may not have broad PET reimbursement policies in place today, those providing some reimbursement for PET scans do so on a case-by-case basis.

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

RESEARCH  AND  DEVELOPMENT

The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research ("Clayton Foundation"), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company's ability to develop and maintain improved systems. The Company's research and development expenses were approximately $1,125,000 and $1,071,000 for years 2001 and 2000,
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

respectively.   The Company's inability to conduct such activities in the future may  have  a  material  adverse  affect  on  the  Company's business as a whole.

PATENT  AND  ROYALTY  ARRANGEMENTS

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of 4.5% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In 1993, each royalty holder agreed to reduced royalty payments to 3% in the aggregate in exchange for receiving certain loans and entering into certain consulting agreements. The consulting agreements provided that if the Company defaulted in its obligations under those agreements, Dr. Gould and Mr. Mullani would be entitled to reinstatement of their earlier royalties. In April 1998, the Company received a demand letter from Mr. Mullani alleging defaults under his consulting agreement. The Company believed that such defaults, if any, may also have occurred regarding Dr. Gould's agreement, although he made no formal demand. In 1999 and 2000, the Company reached separate agreements with Dr. Gould, Mr. Mullani and the Clayton Foundation regarding payment of royalties, both retroactively and for the futureThe Company issued 168,000 shares of its common stock in February 2000 and paid approximately $39,000 to Dr. Gould in complete settlement of all past royalty obligations. In May 2000, the Company paid approximately $275,000 to Mr. Mullani to settle all past royalty obligations. In July 2000, the Company issued 266,466 shares of its' common stock to the Clayton Foundation in complete settlement of all obligations for past royalties due.

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

The Company seeks to protect its trade secrets and proprietary know-how through confidentiality agreements with its consultants. The Company requires each consultant to enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, and requiring disclosure to the Company of any ideas, developments, discoveries or investigations conceived during service as a consultant and the assignment to the Company of patents and proprietary rights to such matters related to the business and technology of the Company.

BACKLOG

As of December 31, 2001, backlog consisted of an outstanding order for one POSICAMTM HZL system. In conjunction with this order, the Company received a $345,000 deposit from the customer in October 2001.

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

EMPLOYEES

As of December 31, 2001, the Company employed thirty-two (32) full-time employees and two (2) full-time consultants: seven (7) in engineering, six (6) in customer support, twelve (12) in manufacturing, three (3) in sales and marketing, and four (4) in the executive and administration department. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.

RISKS  ASSOCIATED  WITH  BUSINESS  ACTIVITIES

HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2001, the Company had a net loss of approximately $3,706,000, compared to
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

net income of $81,000 during 2000. At December 31, 2001, the Company had an accumulated deficit of approximately $54,700,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.

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

WORKING CAPITAL. At December 31, 2001, the Company had cash and cash equivalents and short-term investments that totaled $635,000 compared to $2,201,000 at December 31, 2000. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder. In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.

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

Trading of the Company's common stock is currently conducted on the NASD's Electronic Bulletin Board. Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 2001, the closing price of the Company's common stock was $0.095. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

SUBSTANTIAL COMPETITION AND EFFECTS OF TECHNOLOGICAL CHANGE. The industry in which the Company is engaged is subject to rapid and significant technological change. There can be no assurance that POSICAM(TM) systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company's products obsolete or non-competitive. The Company faces competition in the United States PET market primarily from GE, CTI/Siemens and ADAC/Philips, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies, which are more firmly established and have a greater market acceptance, including SPECT. There can be no assurance that the Company will be able to compete successfully against any of its competitors.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

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

In addition, the Company requires each of its consultants to enter into a confidentiality agreement designed to assist in protecting the Company's proprietary rights. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or proprietary know-how in the event of unauthorized use or disclosure of such information, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and proprietary know-how.

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

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company's operation in November 2001. The inspection resulted in issuance of five inspectional observations. The Company is in the process of addressing all five inspectional observations and providing responses to the FDA. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company's corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

expected  dates  of  completion  for  compliance.

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes. Positron submitted a new application to the Texas Department of Health for a Radioactive Material License on July 10, 2000 and was granted a Radioactive Material License with an expiration date of July 31, 2007. While in the past the Company has received notice of only minor violations which were promptly and easily corrected, and while the Company believes that it has taken adequate measures to prevent the recurrence of any violations, there is no assurance that violations may not occur in the future, which could have a material adverse effect on the Company's operations. In addition, Texas state law requires a safety evaluation of devices that contain radioactive materials. The Company submitted an application for such an evaluation to the Texas
Department of Health, Bureau of Radiation Control. As a result, Positron's medical diagnostic scanner has been placed on the Registry of Radioactive Sealed Sources and Devices as of September 20, 2001.

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

                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies a 12,800 square foot facility in Houston, Texas. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The rental rate for the facility is $6,744 per month through April 30, 2001 and the monthly rate increases to $7,171 for the period from May 1, 2001 through March 31, 2003. The Company anticipates that the facility will be sufficient for 2002 operating activities.

                           ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

PROFUTURES  CAPITAL  BRIDGE  FUND,  L.P.

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

On January 5, 2002, ProFutures filed a second complaint against the Company, also naming its directors S. Lewis Meyer and Gary H. Brooks and its investor Imatron Inc. ("Imatron") as co-defendants, in Colorado Sate Court for fraudulent transfer and injunctive relief based upon alleged violations of various sections of the Texas Business and Commerce code. The defendants removed the case to the United States District Court for the District of Colorado and filed a motion to dismiss, which is pending as of this date. ProFutures alleges in its complaint that the Company committed fraud when they entered into a loan agreement with Imatron on June 29, 2001, wherein Imatron agreed to loan the Company
$2,000,000. As security for the loan, the Company granted Imatron a first priority security interest in all of the Company assets. ProFutures alleges that the loan transaction was an illegal transfer pursuant to Texas law on the basis that the defendants knew the amount of monetary damages claimed by ProFutures in the related September 26, 2000, Colorado state litigation at the time of the June 29, 2001, loan transaction and that the loan transaction was an effort to hinder, delay and defraud ProFutures with respect to that pre-existing monetary damage claim. ProFutures seeks the following relief: declarations from the court that the loan transfer is fraudulent and therefore void; injunctions prohibiting the Company from making any further payments to Imatron and prohibiting Imatron from enforcing its rights under the agreement. The Company believes that ProFutures' claims are without merit and has retained counsel to vigorously defend against the claims. The Company cannot, however, provide assurance as to the outcome. If the court holds in favor of ProFutures on this matter there could be a material adverse effect on the business of the Company.

CHINA  XINXING

In July 2001 and February 2002, the Company received demands from China Xinxing, a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000. The award was rendered on or about August 25, 2000 by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154). The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996. In its February 2002 demand, China Xinxing threatened to file suit in the United States to obtain confirmation and enforcement of the award. The amount of the arbitration award is included in accrued liabilities at December 31, 2001.

10P10,  L.P.

In December 2001, 10P10, L.P. the Company's landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. The claim amount of approximately $130,000 is included in accrued liabilities as of December 31, 2001.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

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

The following range of the high and low reported closing sales prices for the Company's common stock for each quarter in 2001 and 2000, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                     2001          2000
                                 ------------  ------------
                                 High    Low   High    Low
                                 -----  -----  -----  -----
                 First Quarter   $0.40  $0.13  $1.06  $0.47
                 Second Quarter  $0.26  $0.10  $0.87  $0.40
                 Third Quarter   $0.28  $0.19  $0.69  $0.34
                 Fourth Quarter  $0.24  $0.07  $0.51  $0.15

There were approximately 264 shareholders of record of common stock as of March 18, 2002, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Series A Preferred Stock Statement of Designation prohibits the payment of common stock dividends until all required dividends have been paid on the series of preferred stock. As of December 31, 2001, approximately $237,000 of preferred stock dividends are undeclared and unpaid by the Company.

     ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company's POSICAM(TM) system, 14 of which are currently in operation in certain medical facilities in the United States and 5 are operating in international medical institutions. The Company has never been able to sell its POSICAM(TM) systems in sufficient quantities to achieve operating profitability.

In  May  1998,  the  Company  entered  into a series of agreements (the "Imatron
Transaction") with Imatron, a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations. The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the loan agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

to those agreements. The loan bore interest at 1/2% over the prime rate and was secured by all of Positron's assets.

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

As part of the consummation of the Imatron Transaction in January 1999, all of the Company's officers resigned and all directors, except for Gary B. Wood, resigned from the Board. S. Lewis Meyer was appointed as Chairman of the Company's Board of Directors. Mr. Meyer is neither an employee nor an executive officer of the Company. Gary H. Brooks was also appointed to serve on the Company's Board of Directors. Additionally, Mr. Brooks was appointed as President, Secretary, and Acting Chief Financial Officer. The Company's shareholders approved an amendment to Positron's Articles of Incorporation to increase its authorized common stock to 100,000,000 shares.

RESULTS  OF  OPERATIONS

The operations of the Company for the year ended December 31, 2001 resulted in a net loss of $3,706,000 compared to a net income of $81,000 in 2000. Operating results were positively impacted in 2000 by the recognition of $779,000 in profits from the sale of five systems, $1,192,000 in gains that resulted from the resolution of warranty matters with customers and a $580,000 bad debt recovery.

REVENUES: The Company generated $872,000 in revenues from the sale of one system in the year ended December 31, 2001 compared to revenues of $5,200,000 from the sale of five systems in 2000. Revenues from service and components increased by $144,000 to $1,668,000 in 2001 compared to $1,524,000 in 2000 due to  normal  fluctuations  in  customer  service  needs.

COST OF SALES AND SERVICES: The Company incurred costs of $1,331,000 on the sale of one system and $775,000 on the write-down of inventory items in 2001 compared to costs of $4,421,000 related to the sale of the five systems in 2000. Service and component costs increased by $151,000 to $800,000 in 2001 compared to $649,000 in 2000.

OPERATING EXPENSES: Selling, general and administrative expenses decreased $488,000 to $2,154,000 in 2001 from $2,642,000 in 2000. The Company increased research and development costs by $54,000 to $1,125,000 in 2001 compared to $1,071,000 in 2000.

OTHER INCOME (EXPENSES): Interest expense increased $87,000 to $93,000 in 2001 from $6,000 in 2000 primarily as a result of interest charges on the note payable to a stockholder. Interest income in 2001 decreased $228,000 to $45,000 from $273,000 in 2000 as a result of significant reductions in the amounts of invested funds in 2001. Operating results in 2000 were affected by $1,192,000 in gains that resulted from the resolution of warranty matters with customers and a $580,000 bad debt recovery, less costs of $293,000 related to a judgment against the Company for the refund of a deposit to a customer. Extraordinary gains of $394,000 were recognized on the extinguishments of debt in 2000.

NET  OPERATING  LOSS  CARRYFORWARDS
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,906,000, which expire in 2002 through 2021. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL's that it had previously accumulated to offset taxable income.

LIQUIDITY  AND  CAPITAL  RESERVES

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2001 the Company had an accumulated deficit of $54,700,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 2001 the Company had cash and cash equivalents of $635,000 compared to cash and cash equivalents and short-term investments of $2,201,000 at December 31, 2000. In 2001, the Company received proceeds of $2,000,000 from a note payable to a stockholder. The Company utilized a significant amount of its available cash in 2001 to fund operating activities. It is possible that the Company will continue to experience operating losses and accumulate deficits in the future.

The opinion of the Company's independent auditor for the year ended December 31, 2001, expressed substantial doubt as to the company's ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

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

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

Ham, Langston & Brezina, L.L.P. has been the Company's principal independent accountants since 1997. No disagreements exist between the Company and Ham, Langston & Brezina, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                        DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company as of March 18, 2002 consist of the following individuals:

NAME               AGE                           POSITION
-----------------  ---  -----------------------------------------------------------
S. Lewis Meyer      57  Director, Chairman of the Board

Gary H. Brooks      53  Director, President, Chief Executive Officer and Secretary
                        (appointed CEO effective February 1, 2002)

Sachio Okamura      49  Director (appointed April 1, 2001)

Wayne E. Webster    49  Vice President Marketing, Sales, & Service
                        (appointed January 16, 2001)

Ross K. Hartz       49  Vice President of Engineering

Michael L. Golden   48  Chief Financial Officer (appointed March 1, 2002)

S. Lewis Meyer was appointed as Chairman of the Board on January 22, 1999 in connection with a series of agreements entered into by the Company and Imatron Inc. in May 1998. In January 1999 Imatron purchased 9,000,000 shares of Company common stock, representing a majority of the Company's common stock at the time ("Imatron Transaction"). While the Chairman of its Board of Directors, Mr. Meyer is neither an employee nor an executive of the Company. Mr. Meyer served as Chief Executive Officer of Imatron from June 1993 through December 2001. From April 1991 until joining Imatron he was Vice President, Operations of Otsuka Electronics (U.S.A.), Inc., Fort Collins, Colorado, a manufacturer of clinical MR systems and analytical NMR spectrometers. From August 1990 to April 1991 he was a founding partner of Medical Capital Management, a company engaged in providing consulting services to medical equipment manufacturers, imaging services providers and related medical professionals. Prior thereto he was Founder, President and Chief Executive Officer of American Health Services Corp., (now Insight Health Services) a developer and operator of diagnostic imaging and treatment centers. Mr. Meyer is a director of FiNet.com, Inc. and the Chairman of its Compensation Committee. Mr. Meyer received his B.S. degree in Physics from the University of the Pacific, Stockton, California in 1966, an M.S. degree in Physics from Purdue University in 1968, and a Ph.D. in Physics from Purdue University in 1971.

Gary H. Brooks has served as a director since January 22, 1999, on which date he was also appointed as President, Secretary and Acting Chief Financial Officer of the Company. In February 2002, Mr. Brooks was appointed Chief Executive Officer of the Company. Prior to joining the Company on a full-time basis, Mr. Brooks served as Vice President of Finance and Administration, Chief Financial Officer and Secretary for Imatron since December 1993. Prior to joining Imatron, he was Chief Financial Officer and Director for five years at Avocet, a privately-held sports electronics manufacturer located in Palo Alto, California. Mr. Brooks received his B.A. in Zoology in 1971 from the University of California, Berkeley, and an M.B.A. in Finance and Accounting in 1973 from the University of California, Los Angeles.

Sachio Okamura has served as a director since his appointment to the Board of the Company on April 1, 2001. Mr. Okamura has performed bio-medial consulting services for Okamura Associates, Inc. from 1993 through the present date. These consulting services have included regulatory, distribution, licensing, joint venture, investment, merger and acquisition activities involving businesses in the United States and Japan. Mr. Okamura was in charge of bio-medical business development for various offices of Mitsubishi Corporation from 1978 through
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

1993. Mr. Okamura received a BS in Biochemistry in 1975 from the University of California, Davis and a Master of International Business fro the American Graduate School of International Management in 1978.

Wayne E. Webster joined the Company in March 2000 as Eastern Regional Sales Manager and was appointed as Vice President of Sales, Marketing, and Service on January 16, 2001. In his current positron, he is responsible for strategic planning and development of sales and marketing and service for the installed base of imaging systems. From 1992 to 1999, Mr. Webster served as President and CEO of PracSys Corporation, a Massachusetts venture capital funded startup, involved in the development of particle accelerators for medical and industrial uses. From 1985 to 1990, he served as Executive Vice President of Scanditronix, Inc., one of the three original companies serving the PET imaging and pharmaceutical markets. Mr. Webster received a BA in Biology and Chemistry in 1974 from Salem State College.

Ross K. Hartz joined the Company as the Director of Hardware Engineering in 1987, and has served several roles within the Company. Since February 2001,
Mr. Hartz has held the positron of Vice President of Engineering. From 1980 through 1987, Mr. Hartz was the Chief Engineer for the PET Project in the Division of Cardiology at the University of Texas Health Science Center in
Houston. Mr. Hartz received a BS in Electrical Engineering in 1975 from the University of Arizona, followed by an MS in Electrical Engineering with a Biomedical Certificate in 1997 from Washington University in St. Louis, Missouri.

Michael L. Golden joined the Company as Controller in August 2000 and was appointed as Chief Financial Officer in March 2002. From 1991 to 2000, as an individual practitioner, he performed accounting, financial reporting and consulting activities for client companies. From 1983 to 1991, he served as Assistant Controller and Vice President/Controller of the Houston based real estate firm of Century Development Corporation. From 1978 to 1983, Mr. Golden served on the audit staff of the Houston office of Touche Ross & Co. Mr. Golden received a BS in Marketing in 1975 from Louisiana State University and a MBA in Accounting in 1978 from Texas A&M University. He is a Certified Public Accountant.

Dr. Gary B. Wood served as a director from April 1990 to March 2001, when he resigned as a director of the Company.

Antonio P. Falcao served as a director from December 1999 until his death in December 2001.

                        ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information with respect to compensation paid by the Company and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 2001, 2000 and 1999.

SUMMARY  COMPENSATION  TABLE

                                                                   Restricted
Name and Principal  Fiscal   Salary                  Other Annual    Stock     Options/    LTIP      All Other
Position             Year      ($)     (a)   Bonus   Compensation    Awards      SARs     Payouts  Compensation
------------------  ------  ---------       -------  ------------  ----------  ---------  -------  -------------
Gary H. Brooks,       2001  $ 211,000            --            --          --         --       --  $       1,582  (b)
President, Chief      2000  $ 201,833            --            --          --         --       --  $       1,590  (b)
Executive Officer     1999  $  80,484  (c)       --            --          --         --       --  $      20,000  (d)
and Secretary

Wayne E. Webster      2001  $ 157,000  (e)       --            --          --  1,460,000       --  $       1,610  (b)
Vice President        2000  $  80,397                                             40,000           $         738  (b)
Marketing, Sales,
& Service

Ross K. Hartz         2001  $ 156,685            --            --          --         --       --  $       2,350  (b)
Vice President        2000  $ 144,742       $33,982            --          --         --       --  $       2,171  (b)
of Engineering        1999  $ 166,700            --            --          --    300,000       --  $       2,500  (b)

(a) Amounts shown include cash compensation earned with respect to the year shown above.

(b)  Represents  the  Company's  matching  contributions  to  its  401(k)  plan.
--------------------------------------------------------------------------------


FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

(c) Mr. Brooks served as President on a part-time basis from January 22, 1999 until September 1, 1999, and thereafter on a full-time basis. This number reflects compensation paid through December 31, 1999.

(d)  Reflects $20,000 in reimbursement of relocation expenses.

(e) This number reflects compensation paid to Mr. Webster from the time he was hired in March 2000 through December 31, 2000.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the options granted during the last fiscal year to each of the named executive officers of the Company:
Option/SAR  Grants  In  Fiscal  Year  2001

                           Individual Grants
                  -----------------------------------
                                        % Of Total
                      Number of           Options
                      Securities        Granted to      Exercise or
                    Under Options      Employees in      Base Price    Market  Expiration
      Name            Granted (#)      Fiscal Year(a)      ($/Sh)      Price      Date
----------------  -------------------  --------------  -------------  -------  ----------
Wayne E. Webster              600,000           41.1%  $        0.26  $  0.26    01/17/11

Wayne E. Webster              860,000           58.9%  $        0.30  $  0.20    08/16/11


(a) A total of 1,460,000 options were granted to employees, including executive officers, during the last fiscal year.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the last fiscal year by Named Executive Officers of the Company:

AGGREGATED OPTIONS/SAR EXERCISES IN FISCAL YEAR 2001 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                Unexercised                Unexercised In-The-Money
                 Shares               Options/SARs at Fiscal Year-End   Options/SARs At Fiscal Year-End
              Acquired On     Value   -------------------------------  --------------------------------
Name            Exercise    Realized   Exercisable     Unexercisable    Exercisable   Unexercisable
------------  ------------  --------  --------------  ---------------  -------------  -----------------
NONE IN 2001
------------

COMPENSATION  OF  DIRECTORS

Beginning January 22, 1999 through current date, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

On and after October 6, 1999, each non-employee director is eligible to receive an option to purchase 25,000 shares of common stock under Positron's 1999
Non-employee Directors' Stock Option Plan. The exercise price is equal to 85% of the fair market value of the common stock on the date of grant. In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant. In the latter event, the common stock acquired upon exercise of such options are subject to a right of repurchase in favor of Positron which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

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

COMPENSATION  ARRANGEMENTS

Effective January 22, 1999, the Company entered into an employment agreement with Gary H. Brooks. Pursuant to the Agreement, he was appointed initially as President of the Company with an initial employment term ending June 15, 2000, with a rolling six month basis thereafter. From January 22, 1999 until June 15, 1999, and then from June 15, 1999 through August 31, 1999, his base salary was $1,000 and $3,417 per month respectively, reflecting his less than full-time commitments to the office during these periods. Effective September 1, 1999 and with his full-time assignment with the Company, his salary increased to $185,000 on an annualized basis. In addition to participation in the Company's group benefit plans and a monthly automobile allowance, Mr. Brooks was given the opportunity to purchase for $20,000 a warrant to purchase 3,000,000 shares of the Company's common stock exercisable at $0.30 per share. The warrant, and the underlying common stock, are subject to the Company's repurchase right, which lapses 25% immediately and the remainder quarterly over the next three years. The base salary for Mr. Brooks was increased to $205,000 effective June 15, 2000 and was increased again to $217,000 effective January 1, 2002. The Board can terminate Mr. Brooks' employment without cause on thirty days' written notice and the payment of base salary for the remainder of the employment term or six months, whichever is greater.

Effective January 17, 2001, the Company reached an agreement on the revised terms of employment with Wayne E. Webster in conjunction with his appointment as Vice President of Marketing, Sales, and Service. Mr. Webster's employment is at will. This agreement established an annual base salary of $140,000, as well as a commission structure that ranges from .7% to 1.5% of the contract amount on the sale of systems (excluding sales in Japan). In addition to participation in the Company's group benefit plans and a monthly automobile allowance, Mr. Webster was awarded an option to purchase an additional 600,000 shares of the Company's common stock exercisable at $0.26 per share. This stock option is subject to quarterly vesting over a four-year period and expires after ten years.

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

Upon  termination  of  employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. As of December 31, 2001, a total of 3,612,500 options have been granted under the 1999 Stock Option Plan, of which none have been exercised and 2,897,500 are outstanding, and of
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

which 2,897,500 are subject to vesting and 883,749 are fully vested. As of December 31, 2001, a total of 147,495 fully vested options remain outstanding under the 1994 Stock Option Plan.

NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN

The 1999 Non-employee Directors' Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates As of December 31, 2001, a total of 150,000 fully vested options have been granted and remain outstanding under the Directors' Plan.

1999  STOCK  BONUS  INCENTIVE  PLAN

In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. As of December 31, 2001, no options have been granted under the 1999 Stock Bonus Incentive Plan.

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

1999  EMPLOYEE  STOCK  PURCHASE  PLAN

A total of 500,000 shares of common stock have been reserved for issuance under Positron's Employee Stock Purchase Plan (the "Purchase Plan"), none of which has as yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower.

401(K)  PLAN

The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

additional contributions, as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 2001 and 2000 was approximately $28,000 and $20,000, respectively.

POLICY  WITH  RESPECT  TO  $1  MILLION  DEDUCTION  LIMIT

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2001 or 2000.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 18, 2002 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS(a)

                                       Number of Shares of
Name and Address of Beneficial Owner      Common Stock      % of Outstanding Common Stock(b)
-------------------------------------  -------------------  --------------------------------
General Electric Company (c)                9,000,000                    14.4%

Dapicod Investments Co., Ltd.(d)            5,000,000                     8.0%

(a) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)  Based  on  62,173,303  common  shares  outstanding  on  March  18,  2002.

(c) The 9,000,000 shares of common stock beneficially owned by General Electric Company ("GE") are held in the name of GE's wholly-owned subsidiary, Imatron Inc., acquired by GE in a transaction consummated on December 19, 2001. The headquarters offices of GE are located at 3135 Easton Turnpike, Fairfield, CT 06431.

(d)  Edificio  Peninsula,  Praca  do  Bom  Sucesso  127/131 - 7th, ESC. 702, Ap.
     551236EC  Galiza,  4051-401  Porto,  Portugal.

--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table presents the security ownership of the Company's Directors and Named Executive Officers:

                                                                 Beneficial     Percent
Title of Class              Name of Beneficial Owner             Ownership(aa)  of Class(bb)
--------------  -----------------------------------------------  -------------  ------------
Common          Gary H. Brooks                                   3,050,000(cc)          4.9%
Common          S. Lewis Meyer                                   1,629,000(dd)          2.6%
Common          Sachio Okamura                                     185,000(ee)          *
Common          Wayne E. Webster                                   277,500(ff)          *
Common          Ross K. Hartz                                      257,080(gg)          *
                                                                 -------------
Common          All Directors and Executive Officers as a Group  5,398,580              8.7%
                                                                 =============

*    Does  not  exceed  1%  of  the  referenced  class  of  securities.

(aa) Ownership  is  direct  unless  indicated  otherwise.

(bb) Calculation based on 62,173,303 common shares outstanding as of March 18, 2002.

(cc) Includes 50,000 shares owned directly and 3,000,000 shares issuable upon the exercise of warrants that are exercisable as of March 18, 2002 or that will become exercisable within 60 days thereafter.

(dd) Includes 79,000 shares owned directly and 1,550,000 shares issuable upon the exercise of warrants and options that are exercisable as of March 18, 2002 or that will become exercisable within 60 days thereafter.

(ee) Includes 185,000 shares issuable upon the exercise of warrants and options that are exercisable as of March 18, 2002 or that will become exercisable within 60 days thereafter.

(ff) Mr. Webster was granted options to purchase 1,500,000 shares of common stock in connection with his employment, of which 277,500 are vested as of March 18, 2002.

(gg) Includes 20,830 shares owned directly and options to purchase 330,000 shares of common stock in connection with his employment, of which 236,250 are vested as of March 18, 2002.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE  PAYABLE  TO  STOCKHOLDER

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. ("Imatron"), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all of the assets of the Company. As of December 31, 2001, principal of $2,000,000 has been advanced on the loan. The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly. Principal on the loan amounting to $1,000,000 and $500,000 shall be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest is due and payable no later than June 30, 2002.

The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $78,000 at December 31, 2001. The portion of the loan principal due on December 31, 2001 is currently in default.

In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share that are exercisable through June 30, 2006. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such cost has been treated as a loan origination cost and is being amortized to expense over the twelve-month term of the note payable, using the effective interest method.

On December 19, 2001, Imatron was acquired by General Electric Company. General Electric Company is a competing manufacturer of PET imaging systems.
--------------------------------------------------------------------------------

FY 2001                                 POSITRON CORPORATION                                FORM 10-KSB
-------------------------------------------------------------------------------------------------------

                          ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
Exhibits:

3.1     Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
3.2     By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
4.1     Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's
        Annual Report on Form 10-KSB for the year ended December 31, 1994).
4.2     Form of Redeemable Warrant (included as part of Exhibit 4.5)
4.3     Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable
        Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1995).
4.4     Warrant Agreement dated as of February 29, 1996, between Positron Corporation and
        Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
4.5     Specimen Redeemable Warrant Certificate to Purchase Shares of common stock
        (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-
        KSB for the year ended December 31, 1995).
4.6     Stock Purchase Warrant dated as of February 7, 1996 issued by Positron Corporation to
        Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the
        Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
4.7     Statement of Designation Establishing Series B 8% Cumulative Convertible Redeemable
        Preferred Stock of Positron Corporation, dated July 9, 1996.
4.8     Form of Warrant Agreement dated as of July 10, 1996, between Positron Corporation and
        Brooks Industries Profit Sharing Plan.
4.9     Warrant Agreement dated as of June 15, 1999 between Positron Corporation and Gary
        Brooks (incorporated herein by reference to Exhibit 4.9 to the Company's Registration
        Statement on Form SB-2 (File No. 333-30316)).
4.10    Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to Gary H.
        Brooks (incorporated herein by reference to Exhibit 4.10 to the Company's Registration
        Statement on Form SB-2 (File No. 333-30316)).
4.11    Warrant Agreement dated as of June 15, 1999 between Positron Corporation and S. Lewis
        Meyer (incorporated herein by reference to Exhibit 4.11 to the Company's Registration
        Statement on Form SB-2 (File No. 333-30316)).
4.12    Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to S.
        Lewis Meyer (incorporated herein by reference to Exhibit 4.12 to the Company's Registration
        Statement on Form SB-2 (File No. 333-30316)).
4.13    Stock Purchase Warrant dated as of September 20, 1999 issued by Positron Corporation to
        Uro-Tech, Ltd. as replacement for 1995 Warrant (incorporated herein by reference to Exhibit
        4.13 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
4.14    Form of Stock Purchase Agreement executed in connection with July 1999 Private Placement
        (incorporated by reference to Exhibit 5.1 to the Company's Report on 8-K dated August 18,
        1999.)
4.15    Form of common stock Purchase Warrant in connection with July 1999 Private Placement
        (incorporated by reference to Exhibit 5.2 to the Company's Report on 8-K dated August 18,
        1999.)
10.1    Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension
        Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit
        10.1 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.2    Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford
        Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.3    International Distribution Agreement dated as of November 1, 1992, by and between Positron
        Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.4+   1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A  to
        Company's Proxy Statement dated May 2, 1994).
-------------------------------------------------------------------------------------------------------


FY 2001                                 POSITRON CORPORATION                                FORM 10-KSB
-------------------------------------------------------------------------------------------------------

10.5+   Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit
        10.5 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.6+   Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.7    Amended and Restated License Agreement dated as of June 30, 1987, by and among The
        Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A.
        Mullani (incorporated herein by reference to Exhibit 10.7 to the Company's Registration
        Statement on Form SB-2 (File No. 33-68722)).
10.8    Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.9    Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and
        Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.10   Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and
        Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.11   Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.12+  Stock Purchase Warrant dated October 31, 1993, issued to Gary B. Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2
        (File No. 33-68722)).
10.13   Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to Exhibit 10.23 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.14+  Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.15   Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2
        (File No. 33-68722)).
10.16+  Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.
10.17+  Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.18+  Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.19   Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and
        The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.20+  Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker
        (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722)).
10.21   Technology Transfer Agreement dated as of September 17, 1990, by and between Positron
        Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit
        10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.22   Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2
        (File No. 33-68722)).
10.23   Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group
        (incorporated herein by reference to Exhibit 10.57 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722)).
10.24   Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson  (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2
        File No. 33-68722)).
10.25+  Stock Purchase Warrant dated as of October 31, 1993 issued to Robert Guezuraga
        (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722)).
-------------------------------------------------------------------------------------------------------


FY 2001                                 POSITRON CORPORATION                                FORM 10-KSB
-------------------------------------------------------------------------------------------------------

10.26   Stock Purchase Warrant dated as of October 31, 1993 issued to Richard Ronchetti
        (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722)).
10.27   Form of Amended and Restated Registration Rights Agreement dated as of November 3,
        1993, by and among Positron and the other signatories thereto (1993 Private Placement)
        (incorporated herein by reference to Exhibit 10.73 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722).
10.28   Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company's Registration Statement on Form SB-2 (File No.
        33-68722)).
10.29   Software Licenses dated as of March 1, 1993, by and between Positron Corporation and
        Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.30   Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and
        Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company's Registration
        Statement on Form SB-2 (File No. 33-68722)).
10.31+  Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.32+  Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company's
        Registration Statement on Form SB-2 (File No. 33-68722)).
10.33   Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between
        Positron Corporation and Continental Stock Transfer and Trust Company (including form of
        Warrant Certificate).
10.34   First Amendment to Amended and Restated Registration Rights Agreement, dated as of
        November 19, 1993, by and among Positron Corporation and the other signatories thereto
        (incorporated herein by reference to Exhibit 10.91 to the Company's Registration Statement
        on Form SB-2 (File No. 33-68722)).
10.35   Agreement made and entered into as of October 31, 1993, by and between Positron
        Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.36   Agreement made and entered into as of October 31, 1993, by and between Positron
        Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.37   Agreement made and entered into as of November 15, 1993, by and between Positron
        Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.38   Agreement made and entered into as of November 15, 1993, by and between Positron
        Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the
        Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.39   First Amendment made and entered as of January 25, 1994, by and between Emory
        University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).
10.40+  Employment Agreement dated January 1, 1996 by and between Werner J. Haas, Ph.D. and
        Positron Corporation  (incorporated herein by reference to Exhibit 10.40 of the Company's
        Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.41   Loan and Security Agreement made as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.41 of the Company's
        Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.42   First Modification and Extension Agreement made as of January 3, 1996, by Positron
        Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.42 of the
        Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.43   Second Modification and Extension Agreement made as of February 26, 1996 by Positron
        Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the
        Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
-------------------------------------------------------------------------------------------------------


FY 2001                                 POSITRON CORPORATION                                FORM 10-KSB
-------------------------------------------------------------------------------------------------------

10.44   Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron
        Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the
        Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.45   Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to
        Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company's Annual
        Report on Form 10-KSB for the year ended December 31, 1995).
10.46   Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to
        Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual
        Report on Form 10-KSB for the year ended December 31, 1995).
10.47   Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the
        year ended December 31, 1995).
10.48   Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended
        December 31, 1995).
10.49   Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50   Inter-Creditor Agreement (incorporated herein by reference to Exhibit 10.50 of the Company's
        Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.51   Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P.
        dated November 1, 1996 (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.52   Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to
        ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.52 to the
        Company's Report on Form 10-KSB for the year ended December 1996).
10.53   InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial &
        Equity Corporation and ProFutures Bridge Capital Fund, L.P. (incorporated by reference to
        Exhibit 10.53 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.54   Amendment to BF&E loan (incorporated by reference to Exhibit 10.54 to the Company's
        Report on Form 10-KSB for the year ended December 1996).
10.55   Amendment to Uro-Tech loan (incorporated by reference to Exhibit 10.55 to the Company's
        Report on Form 10-KSB for the year ended December 1996).
10.56   Acquisition Agreement between General Electric Company and Positron Corporation dated
        July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company's Report on Form
        10-KSB for the year ended December 31, 1996).
10.57   Loan Agreement between Positron Corporation and Imatron, Inc.
10.58   Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10KSB/A-Z for the year ended December
        31, 1996).
10.59   Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company's Proxy Statement dated December 18,
        1998).
10.60   Promissory Note from Positron Corporation to Imatron, Inc.
10.61+  Employment Agreement dated as of January 22, 1999 by and between Positron Corporation and Gary H. Brooks (incorporated by reference to Exhibit 10.61 to the Company's Registration
        Statement on Form SB-2 (file No. 333-30316)).
10.62   Agreement and Release dated as of November 30, 1999 by and among Positron Corporation,
        K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to
        Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.63+  1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's
        Registration Statement on Form SB-2 (File No. 333-30316)).
10.64+  1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit
        10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.65+  1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the
        Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.66+  1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the
        Company's Registration Statement on Form SB-2 (File No. 333-30316)).
-------------------------------------------------------------------------------------------------------


FY 2001                                 POSITRON CORPORATION                                FORM 10-KSB
-------------------------------------------------------------------------------------------------------

10.67   Stock Purchase Warrant dated September 1, 1999 issued by Positron to S. Okamura and
        Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's
        Registration Statement on Form SB-2 (File No. 333-30316)).
10.68   Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd.
        (incorporated herein by reference to Exhibit 10.68 to the Company's Registration Statement
        on Form SB-2 (File No. 333-30316)).
10.69   Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance
        Limited (incorporated herein by reference to Exhibit 10.69 to the Company's Registration
        Statement on Form SB-2 (File No. 333-30316)).
10.70   Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company's Report on 8-K dated July 12, 2001).
10.71   Employment Agreement dated as of January 17, 2001 by and between Positron Corporation and Wayne E. Webster.
24.1    Powers of Attorney (included on signature page hereto)
27.1    Financial Data Schedule

+      Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

Form  8-K  Reports:

No current report on form 8-K was filed by the Company during the fourth quarter of 2001.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POSITRON CORPORATION



Date: March 29, 2002                      By: /s/ Gary H. Brooks
                                              -------------------
                                              Gary  H.  Brooks
                                              President  &  CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ S. Lewis Meyer
S. Lewis Meyer                                                March 29, 2002
--------------------------------------------
Director and Chairman of the Board



/s/  Gary  H.  Brooks
Gary  H.  Brooks                                              March 29, 2002
--------------------------------------------
Director, President, Chief Executive Officer
and Secretary



/s/  Sachio  Okamura
Sachio  Okamura                                               March 29, 2002
--------------------------------------------
Director

--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------







                              POSITRON CORPORATION
                                  ____________




                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000






--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------



                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                                   __________

                                                                       PAGE
                                                                       ----

Report  of  Independent  Accountants                                    31

Balance  Sheet  as  of  December  31,  2001                             32

Statements  of  Operations  for  the
  years  ended  December  31,  2001  and  2000                          33

Statements  of  Stockholders'  Equity  (Deficit)
  for  the  years  ended  December  31,  2001
  and  2000                                                             34

Statements  of  Cash  Flows  for  the  years
  ended  December  31,  2001  and  2000                                 35

Notes  to  Financial  Statements                                        36


--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Positron  Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2001, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and low inventory turnover. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/  Ham, Langston & Brezina, L.L.P.

Houston, Texas
February 22, 2002


--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                      POSITRON CORPORATION
                                          BALANCE SHEET
                                        DECEMBER 31, 2001
                                (IN THOUSANDS, EXCEPT SHARE DATA)




ASSETS
------
Current assets:
  Cash and cash equivalents                                                            $    635
  Accounts receivable, net                                                                  184
  Inventories                                                                             4,887
  Prepaid expenses                                                                           54
  Loan costs                                                                                100
  Other current assets                                                                      118
                                                                                       --------
          Total current assets                                                            5,978

Property and equipment, net                                                                 375
                                                                                       --------
          Total assets                                                                 $  6,353
                                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable to stockholder                                                         $  2,000
   Accounts payable, trade and accrued liabilities                                        2,496
   Unearned revenue                                                                         318
   Current portion of capital lease obligation                                               40
                                                                                       --------
          Total current liabilities                                                       4,854

Capital lease obligation                                                                     33
                                                                                       --------
          Total liabilities                                                               4,887

Stockholders' equity:
  Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable;       510
    5,450,000 shares authorized; 510,219 shares issued and outstanding.
  Common stock:  $0.01 par value; 100,000,000 shares authorized;                            622
    62,233,459 shares issued and 62,173,303 shares outstanding.
  Additional paid-in capital                                                             55,079
  Subscription receivable                                                                   (30)
  Accumulated deficit                                                                   (54,700)
  Treasury Stock:  60,156 shares at cost                                                    (15)
                                                                                       --------
           Total stockholders' equity                                                     1,466
                                                                                       --------
                          Total liabilities and stockholders' equity                   $  6,353
                                                                                       ========

                        See notes to financial statements
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Year Ended December 31,
                                                      ------------------------
                                                          2001         2000
                                                      -----------  -----------
Revenue:
    System sales                                      $      872   $    5,200
    Service and component                                  1,668        1,524
                                                      -----------  -----------
       Total revenue                                       2,540        6,724

Costs of sales and services:
    System sales                                           1,331        4,421
    Service, warranty and component                          800          649
    Write-down of inventory to net realizable value          775           --
                                                      -----------  -----------
       Total costs of sales and services                   2,906        5,070
                                                      -----------  -----------
        Gross profit (loss)                                 (366)       1,654

Selling, general and administrative                        2,154        2,642
Research and development                                   1,125        1,071
                                                      -----------  -----------
Loss from operations                                      (3,645)      (2,059)

Other income (expenses):
    Interest expense                                         (93)          (6)
    Interest income                                           45          273
    Loss on retirement of property                           (13)          --
    Gain on reversal of warranty reserves                     --        1,192
    Bad debt recovery                                         --          580
    Other expense                                             --         (293)
                                                      -----------  -----------
         Total other income (expense)                        (61)       1,746
                                                      -----------  -----------

Net loss before extraordinary gain                        (3,706)        (313)

Extraordinary gain on extinguishment of debt                  --          394
                                                      -----------  -----------
Net income (loss)                                     $   (3,706)  $       81
                                                      ===========  ===========

Basic and diluted income (loss) per common share
   Before extraordinary item                          $    (0.06)  $    (0.01)
   Extraordinary item                                       0.00         0.01
                                                      -----------  -----------
              Net income (loss) per common share      $    (0.06)  $     0.00
                                                      ===========  ===========
Weighted average shares outstanding
    Basic                                                 62,063       59,248
    Diluted                                               62,063       76,434

                        See notes to financial statements
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                                 POSITRON CORPORATION
                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                          (IN THOUSANDS, EXCEPT SHARE DATA)


                            Series A                           Additional   Subscrip-
                         Preferred Stock       Common Stock      Paid-In      tion     Accumulated  Treasury
                        Shares     Amount     Shares    Amount   Capital    Receivable    Deficit    Stock    Total
                       ---------  --------  ----------  -------  --------  ------------  ---------  -------  --------
Balance at
 December 31, 1999      980,942   $   981   57,534,710  $   575  $ 53,917  $       (30)  $(51,075)  $  (15)  $ 4,353

Net income                   --        --           --       --        --            -         81       --        81

Conversion of debt
 to equity                   --        --      434,466        5       294           --         --       --       299

Sale of common
stock                        --        --    3,000,000       30       120           --         --       --       150

Conversion of
 preferred stock into
 common stock          (470,723)     (471)   1,022,130       10       461           --         --       --        --

Issuance of
common stock for
 services                    --        --      116,000        1        34           --         --       --        35
                       ---------  --------  ----------  -------  --------  ------------  ---------  -------  --------
Balance at
 December 31, 2000      510,219       510   62,107,306      621    54,826          (30)   (50,994)     (15)    4,918

Net loss                     --        --           --       --        --           --     (3,706)      --    (3,706)

Conversion of  debt
 to equity                   --        --      126,153        1        53           --         --       --        54

Warrants issued
pursuant  to note
payable to
shareholder                  --        --           --       --       200           --         --       --       200
                       ---------  --------  ----------  -------  --------  ------------  ---------  -------  --------
Balance at
 December 31, 2001      510,219   $   510   62,233,459  $   622  $ 55,079  $       (30)  $(54,700)  $  (15)  $ 1,466
                       =========  ========  ==========  =======  ========  ============  =========  =======  ========

                        See notes to financial statements
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                                            POSITRON CORPORATION
                                          STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                     2001          2000
                                                                                 ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                                            $    (3,706)  $        81
    Adjustments to reconcile net loss to net cash used in operating activities
        Loss on retirement of property                                                    13            --
        Extraordinary gain on extinguishment of debt                                      --          (394)
        Depreciation expense                                                             105            88
        Amortization expense                                                             100            --
        Common stock issued as compensation for services                                  --            35
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                   344          (427)
            Increase in inventories                                                     (497)       (3,707)
            Decrease in prepaid expenses                                                  53             1
            Decrease (increase) in other current assets                                  310          (278)
            Decrease in accounts payable and accrued liabilities                        (254)         (269)
            Decrease in other liabilities                                                (22)          (23)
            Increase in unearned revenue                                                 150            --
                                                                                 ------------  ------------
           Net cash used in operating activities                                      (3,404)       (4,893)

Cash flows from investing activities:
     Capital expenditures                                                               (126)         (228)
     Decrease (increase) in short-term investments                                     2,087        (2,087)
                                                                                 ------------  ------------
           Net cash provided by (used in) investing activities                         1,961        (2,315)

Cash flows from financing activities:
     Proceeds of note payable to stockholder                                           2,000            --
     Repayment of capital lease obligation                                               (36)           (8)
     Proceeds from sale of common stock                                                   --           150
                                                                                 ------------  ------------
           Net cash provided by financing activities                                   1,964           142
                                                                                 ------------  ------------

Net increase (decrease) in cash and cash equivalents                                     521        (7,066)

Cash and cash equivalents, beginning of year                                             114         7,180
                                                                                 ------------  ------------
Cash and cash equivalents, end of year                                           $       635   $       114
                                                                                 ============  ============

                        See notes to financial statements
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION  OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------------------------------

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

     Accounts receivable arise primarily from transactions with customers in the medical industry located throughout the world, but concentrated in the United States and Japan. The Company provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     Periodically, the Company evaluates the carrying value of its plant and equipment, and long-lived assets, which includes patents and other intangible assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value. If an impairment is indicated as a result of such reviews, the Company would remove the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

     REVENUE  RECOGNITION
     --------------------

     Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

     ADVERTISING
     -----------

     Nondirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2001 and 2000 were $161,000 and $349,000, respectively.

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

     EARNINGS  PER  COMMON  SHARE
     ----------------------------

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

     SEGMENT  INFORMATION
     --------------------

     Effective January 1, 1998 the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company believes that it operates in only one business segment and does not have geographically diversified business operations. Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company (See Note 16).
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

2.   GOING CONCERN CONSIDERATION
     ---------------------------

     The Company utilized a significant amount of its available cash in 2001 to fund its operating activities. As a result, the Company had cash and cash equivalents of only $635,000 at December 31, 2001. At the same date, the Company had accounts payable and accrued liabilities of $2,496,000 and was in default on a $2,000,000 note payable to a stockholder. In the first quarter of 2002, the Company received purchase contracts and related down payments from customers for three imaging systems.

     Due to the sizeable price of each system and the limited number of systems that have been sold or placed into service in previous years, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and year to year. There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability.

3.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable at December 31, 2001 of $184,000 consisted of billings related to service contracts.

4.   INVENTORIES
     -----------

     Inventories at December 31, 2001 consisted of the following (in thousands):

     Raw materials                                                      $1,950
     Work in progress                                                    1,487
     Finished goods                                                      1,550
                                                                        -------
        Subtotal                                                         4,987
     Less reserve for obsolescence                                        (100)
                                                                        -------
        Total                                                           $4,887
                                                                        =======

5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment at December 31, 2001 consisted of the following (in thousands):


     Furniture and fixtures                                             $  138
     Computers and peripherals                                             273
     Machinery and equipment                                               123
                                                                        -------
        Subtotal                                                           534
     Less accumulated depreciation                                        (159)
                                                                        -------
        Total                                                           $  375
                                                                        =======

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIE
     ---------------------------------------

     Accounts payable and accrued liabilities at December 31, 2001 consisted of the following (in thousands):


     Trade accounts payable                                             $  706
     System deposit liability                                              696
     Accrued rent                                                          398
     Accrued compensation                                                  206
     Accrued professional fees                                             200
     Sales taxes payable                                                    92
     Accrued interest                                                       78
     Accrued warranty costs                                                 50
     Other accrued liabilities                                              41
     Accrued royalties                                                      29
                                                                       -------
       Total                                                            $2,496
                                                                       =======

     In July 2000, the Company received the final and unconditional acceptance of a POSICAMTM system from a medical organization. Obtaining this acceptance resulted in the recognition of a $1,020,000 gain on the reversal of a warranty reserve. An agreement was also finalized in July 2000 with another medical organization that provided for the return of a POSICAMTM system and a $380,000 settlement payment to the Company. This agreement resulted in the recognition of a $172,000 gain on the reversal of a warranty reserve and a $580,000 bad debt recovery.

7.   NOTE  PAYABLE  TO  STOCKHOLDER
     ------------------------------

     The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. ("Imatron"), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all of the assets of the Company. As of December 31, 2001, principal of $2,000,000 has been advanced on the loan. The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly. Principal on the loan amounting to $1,000,000 and $500,000 shall be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest is due and payable no later than
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
     June  30, 2002.
     The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $78,000 at December 31, 2001. The portion of the loan principal due on December 31, 2001 is currently in default.

     In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share that are exercisable through June 30, 2006. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such cost has been treated as a loan origination cost and is being amortized to expense over the twelve-month term of the note payable, using the effective interest method.


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

     Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. Both the 1994 Plan and the 1999 Plan are administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plans, including the number of shares, exercise price, term and exercisability. Options granted under the plans may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). As of December 31, 2001, a total of 3,612,500 stock options have been awarded under the 1999 Plan.

     NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN
     ---------------------------------------------

     Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
     grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 150,000 shares of common stock have been granted under the Directors' Plan at December 31, 2001.

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

     1999  EMPLOYEE  STOCK  PURCHASE  PLAN
     -------------------------------------

     The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") in October 1999. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2001.

     A  summary  of  stock  option  activity  is  as  follows:

                                        SHARES      PRICE RANGE
                                       ISSUABLE     OR WEIGHTED
                                         UNDER        AVERAGE
                                      OUTSTANDING    EXERCISE
                                        OPTIONS        PRICE
                                     ------------  -------------

     Balance at December 31, 1999      2,060,178   $        1.33

       Granted                           740,000   $0.28 - $1.06
       Exercised                              --
       Forfeited                        (425,183)  $2.63 - $4.13
                                     ------------

     Balance at December 31, 2000      2,374,995   $        0.61


       Granted                         1,535,000   $0.21 - $0.30
       Exercised                              --              --
       Forfeited                        (715,000)  $0.44 - $0.53
                                     ------------

     Balance at December 31, 2001      3,194,995   $        0.48
                                     ============

     The Company has elected to apply the disclosure only provisions of Statement of Financial Accounting No. 123, Accounting for Stock-Based
     ---------------------------------------------------------------------------
     Compensation  ("SFAS  123")  which,  if fully adopted by the Company, would
     ------------
     change the method the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 ("APB 25")
                           ------------------------------------------
     and related interpretations in accounting for the measurement and recognition of the Plan's cost.

     The shares exercisable for vested options and the corresponding weighted average exercise price was 1,181,244 shares and $0.67 per share at December 31, 2001.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

     Following  is  a summary of stock options outstanding at December 31, 2001.

                         OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                      -------------------------              -------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED              WEIGHTED
                                    REMAINING    AVERAGE                AVERAGE
        RANGE OF                      TERM       EXERCISE              EXERCISE
     EXERCISE PRICE    SHARES      (IN YEARS)     PRICE       SHARES     PRICE
     ---------------  ---------  --------------  ----------  --------  ---------

     2.625             140,500            3.20  $     2.63   140,500  $    2.63
     3.750 - $4.125      6,995            3.66  $     3.95     6,995  $    3.95
     0.280 - $1.031    842,500            7.60  $     0.34   525,624  $    0.32
     0.410 - $1.060    670,000            8.50  $     0.62   266,875  $    0.62
     0.213 - $0.260  1,535,000            9.50  $     0.28   241,250  $    0.25
                     ---------                             ---------
     0.280 - $4.125  3,194,995  $         0.48             1,181,244  $    0.67
                     =========                             =========

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 1999 and 1998 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value of options awarded in 2001 and 2000: (i) average dividend yield of 0.00%; (ii) expected volatility of 70.00% and 80.00%, respectively; (iii) expected life of three (3) years; and (iv) estimated risk-free interest rate of 6.00%.

     The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                          2001                        2000
                                --------------------------  -----------------------
                                As Reported    Pro Forma    As Reported  Pro Forma
                                -----------  -------------  -----------  ----------

Net income (loss)               $   (3,706)  $     (3,970)  $       81   $    (148)
                                ===========  =============  ===========  ==========

Basic and dilutive net income
  (loss) per common share
  Before extraordinary
    item                        $    (0.06)         (0.06)  $    (0.01)  $   (0.01)
  Extraordinary item                  0.00   $       0.00         0.01        0.01
                                -----------  -------------  -----------  ----------

    Net income (loss) per
      common share              $    (0.06)  $      (0.06)  $     0.00   $    0.00
                                ===========  =============  ===========  ==========


     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.


     WARRANTS
     --------

     During 2001, the Company issued a total of 6,000,000 warrants to a stockholder in connection with a note payable (See Note 7).
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

     A summary of warrant activity is as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                          NUMBER OF                    EXERCISE
                                           SHARES     EXERCISE PRICE     PRICE
                                         -----------  ---------------  ---------
     Balance at December 31, 1999        29,186,345   $    0.05-$2.40  $    0.43
     Warrants converted to common stock  (3,000,000)  $          0.05  $    0.05
                                         -----------
     Balance at December 31, 2000        26,186,345   $    0.05-$2.40  $    0.35
     Warrants issued to stockholder in    6,000,000   $          0.30  $    0.30
        connection with note payable
     Expired                             (1,726,345)  $    1.00-$2.00  $    1.94
                                         -----------
     Balance at December 31, 2001        30,460,000   $    0.05-$2.40  $    0.25
                                         ===========

     All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2001 follows:


                                          REMAINING
     NUMBER OF COMMON                    CONTRACTUAL   EXERCISE
     STOCK EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)    PRICE
     -----------------  ---------------  ------------  ---------

             7,650,000  August 2004               2.7  $    0.05
            10,810,000  August 2004               2.7  $    0.30
             6,000,000  June 2006                 4.5  $    0.30
               250,000  January 2007              5.1  $    2.40
             1,250,000  March 2008                6.3  $    0.25
             4,500,000  June 2009                 7.5  $    0.30
     -----------------
            30,460,000
     =================

     No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 2001 or 2000.


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

     SERIES  A  PREFERRED  STOCK
     ---------------------------

     In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series A Preferred Stock") and Redeemable common stock Purchase Warrants to purchase 1,537,696 shares of the Company's Common Stock. The net proceeds of the private placement were approximately $2,972,000. Subject to adjustment based on issuance of shares at less than fair market value, each share of the Series A Preferred Stock was initially convertible into one share of common stock. Each Redeemable common stock Purchase Warrant is exercisable at a price of $2.00 per share of common stock. Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company. The Series A Preferred Stock is senior to the Company's common stock in liquidation. Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote. While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series A Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company's common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

     As of December 31, 2000, stated dividends that are undeclared and unpaid on the Series A Preferred Stocks total $237,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,906,000, which expire in 2002 through 2021. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL's that it had previously accumulated to offset taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2001 are as follows (in thousands):

       Deferred tax assets:
         Net operating losses                          $ 2,348
         Inventory basis difference                        458
         Basis of property and equipment                    17
         Accrued liabilities and reserves                  314
         Valuation allowance                            (3,137)
                                                       --------

        Net deferred tax asset                         $    --
                                                       ========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) is as follows (amounts in thousands):

                                                2001              2000
                                         ------------------  ---------------
                                          AMOUNT       %     AMOUNT     %
                                         --------  --------  -------  ------
       Benefit  (provision) for income
         tax at federal statutory rate   $ 1,260      34.0   $  (28)   34.0
       Other                                 (16)     (0.4)      --      --
       Change in valuation allowance      (1,244)    (33.6)      28   (34.0)
                                         --------  --------  -------  ------

                                         $     -         -   $    -       -
                                         ========  ========  =======  ======

11.  401(K)  PLAN
     ------------

     The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $28,000 and $20,000 in 2001 and 2000, respectively. The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2001.

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

     In May 1998, the Company entered into an agreement (the "Imatron Transaction") with Imatron. Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company's common stock on January 22, 1999, representing at that time, a
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

     majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time. In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM(TM) systems over the next three years;
     (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron. During the year ended December 31, 2001, Imatron loaned the Company $2,000,000 (Note 7). On December 19, 2001, Imatron was acquired by General Electric Company. General Electric Company is a competing manufacturer of PET imaging systems.

13.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

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

     The Company reached separate agreements with Dr. Gould, Mr. Mullani and the Clayton Foundation regarding payment of royalties in the past and in the future. The Company issued 168,000 shares of its common stock in February 2000 and paid approximately $39,000 to Dr. Gould in complete settlement of all past royalty obligations. In May 2000, the Company paid approximately $275,000 to Mr. Mullani to settle all past royalty obligations. In July 2000, the Company issued 266,466 shares of its common stock to the Clayton Foundation in complete settlement of all obligations for past royalties.

     LEASE  AGREEMENTS
     -----------------

     The Company operates in leased facilities under an operating lease that expires in March 2003 and contains no renewal options. The rental rate for the facility is $6,744 per month through April 30, 2001 and the monthly rate increases to $7,171 for the period from May 1, 2001 through March 31, 2003.

     Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under noncancelable operating leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease and move its operations to a facility with significantly reduced space and a more affordable lease payment. However, the Company was unable to obtain a release from its original lease and has been notified by its former landlord that all amounts due under its original lease will be due according to the lease terms. Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that its exposure is limited to any shortfall in lease payments experienced by the former landlord. At
     December 31, 2001, the exposure related to the lease with its former landlord is approximately $398,000, based upon the remaining future payments due on the lease. However, the amounts due the landlord will be increased by costs incurred in subleasing space and reduced by payments by tenants that occupy the lease space. An obligation of approximately $398,000 is recorded at December 31,2001 related to the abandoned lease.

     The cost of leasing the Company's operating facility amounted to approximately $85,000 and $78,000 for the years ended December 31, 2001 and 2000, respectively. Operating expenses were reduced by approximately $34,000 in 2001 and increased by $74,000 in 2000 as a result of credits and charges associated with the abandoned lease. Future minimum lease payments
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

     due under non-cancelable operating leases with original lease terms of greater than one year and expiration dates subsequent to

     December  31,  2001,  are  summarized  as  follows:

     YEAR ENDED                                                   AMOUNT
     DECEMBER 31,                                             (IN THOUSANDS)
     ------------                                             --------------

       2002                                                   $          484
       2003                                                               22
                                                             ---------------

       Total minimum lease payments                           $          506
                                                              ==============

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

                                                                 AMOUNT
     YEAR ENDED DECEMBER 31,                                  (IN THOUSANDS)
     -----------------------                                 ---------------
       2002                                                  $           46
       2003                                                              35
                                                             ---------------
       Total minimum lease payments                                      81
       Less imputed interest                                             (8)
                                                             ---------------
       Present value of minimum lease payments               $           73
                                                             ===============
     LITIGATION
     ----------

     ProFutures  Capital  Bridge  Fund,  L.P.
     ----------------------------------------

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

     On January 5, 2002, ProFutures filed a second complaint against the Company, also naming its directors S. Lewis Meyer and Gary H. Brooks and its investor Imatron Inc. ("Imatron") as co-defendants, in Colorado Sate Court for fraudulent transfer and injunctive relief based upon alleged violations of various sections of the Texas Business and Commerce code. The defendants removed the case to the United States District Court for the District of Colorado and filed a motion to dismiss, which is pending as of this date. ProFutures alleges in its complaint that the Company committed fraud when they entered into a loan agreement with Imatron on June 29, 2001, wherein Imatron agreed to loan the Company
--------------------------------------------------------------------------------

FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------
     $2,000,000. As security for the loan, the Company granted Imatron a first priority security interest in all of the Company assets. ProFutures alleges that the loan transaction was an illegal transfer pursuant to Texas law on the basis that the defendants knew the amount of monetary damages claimed by ProFutures in the related September 26, 2000, Colorado state litigation at the time of the June 29, 2001, loan transaction and that the loan transaction was an effort to hinder, delay and defraud ProFutures with respect to that pre-existing monetary damage claim. ProFutures seeks the following relief: declarations from the court that the loan transfer is fraudulent and therefore void; injunctions prohibiting the Company from making any further payments to Imatron and prohibiting Imatron from enforcing its rights under the agreement. The Company believes that ProFutures' claims are without merit and has retained counsel to vigorously defend against the claims. The Company cannot, however, provide assurance as to the outcome. If the court holds in favor of ProFutures on this matter there could be a material adverse effect on the business of the Company.

     CHINA  XINXING

     In July 2001 and February 2002, the Company received demands from China Xinxing, a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000. The award was rendered on or about August 25, 2000, by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154). The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996. In its February 2002 demand, China Xinxing threatened to file suit in the United States to obtain confirmation and enforcement of the award. The amount of the arbitration award is included in accrued liabilities at December 31, 2001.

     10P10,  L.P.

     In December 2001, 10P10, L.P. the Company's landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. The claim amount of approximately $130,000 is included in accrued liabilities as of December 31, 2001.


14.  EARNINGS  PER  SHARE
     --------------------

     The following information details the computation of basic and diluted earnings per share:

                                                                         Year Ended December
                                                                          31, (In thousands,
                                                                         except for per share
                                                                                data)
                                                                          ------------------
                                                                            2001      2000
                                                                          --------  --------
Numerator (basic and diluted):
  Net loss before extraordinary gain                                      $(3,706)  $  (313)
  Extraordinary gain                                                           --       394
                                                                          --------  --------
  Net income (loss)                                                       $(3,706)  $    81
                                                                          ========  ========

Denominator:
  Denominator for basic earnings per share-weighted average shares         62,063    59,248
  Effect of dilutive securities
    Convertible Series A Preferred Stock                                       --       613
    Stock Warrants                                                             --    16,087
    Stock options                                                              --       486
                                                                          --------  --------

  Denominator for diluted earnings per share-adjusted weighted average
  shares and assumed conversions                                           62,063    76,434
                                                                          ========  ========
--------------------------------------------------------------------------------


FY 2001                       POSITRON CORPORATION                   FORM 10-KSB
--------------------------------------------------------------------------------

Basic and diluted income (loss) per common share
  Before extraordinary item                                               $ (0.06)  $ (0.01)
  Extraordinary item                                                         0.00      0.01
                                                                          --------  --------
         Net income (loss) per common share                               $ (0.06)  $ (0.00)
                                                                          ========  ========

     All common stock equivalents in the year ended December 31, 2001 were excluded from the above calculation, as their effect was anti-dilutive. A total of 2,503,840 common stock equivalents were also excluded from the earnings per share calculation in the year ended December 31, 2000 because their effect was anti-dilutive.


15.  SEGMENT  INFORMATION  AND  MAJOR  CUSTOMERS
     -------------------------------------------

     As discussed in Note 1, the Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

     During the years ended December 31, 2001 and 2000 the Company had a limited number of customers as follows:

                                                                  2001   2000
                                                                  -----  -----
     Number of customers                                            17     16
     Customers accounting for more than
       10% of revenues                                               1      2
     Percent of revenues derived from
       largest customer                                             34%    62%
     Percent of revenues derived from
       second largest customer                                       7%    15%



     Approximately 62% of the Company's revenue in 2000 was derived from Imatron Japan.


16.  SUPPLEMENTAL  CASH  FLOW  DATA
     ------------------------------

                                                                  2001   2000
                                                                  -----  -----
Supplemental disclosure of cash flow information (in thousands):
  Cash paid for interest                                          $  15  $   6

Non-cash investing and financing activities (in thousands):
Equipment acquired under lease agreement                          $  --  $ 117


17.  EXTRAORDINARY GAIN
     ------------------

     Extraordinary gains of $394,000 for the year ended December 31, 2000, were the result of settlement of outstanding liabilities pertaining to royalties, compensation agreements, and other accounts payables for less than their stated or accrued amounts. These extraordinary gains did not result in tax benefits because the Company has had recurring tax losses.
--------------------------------------------------------------------------------