Form 10QSB
period 2002-03-31
POSITRON CORP
filed 2002-05-14
CIK 844985

FORM  10-QSB                                                      MARCH 31, 2002
================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                        Commission file number: 0-24092



               [GRAPHIC OMITTED]   POSITRON


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

                   Yes     X          No
                       ---------          -----------



As of March 31, 2002, there were 62,173,303 shares of the Registrant's Common Stock, $.01 par value outstanding.


================================================================================

FORM  10-QSB                                                      MARCH 31, 2002
================================================================================



                              POSITRON CORPORATION

                                TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002


PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
     Item 1.  Condensed Financial Statements

          Condensed Balance Sheets as of March 31, 2002 and December 31, 2001     3

          Condensed Statements of Operations for the three months ended
               March 31, 2002 and 2001                                            4

          Condensed Statements of Cash Flows for the three months ended
               March 31, 2002 and 2001                                            5

          Selected Notes to Condensed Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                8

PART II - OTHER INFORMATION                                                       9

Signature Page                                                                    9


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================

                                     POSITRON CORPORATION
                                   CONDENSED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  March 31,     December 31,
                                                                     2002           2001
ASSETS                                                           (Unaudited)       (Note)
------                                                           ------------  --------------
Current assets:
  Cash and cash equivalents                                      $       345   $         635
  Accounts receivable, net                                               547             184
  Inventories                                                          4,406           4,887
  Prepaid expenses                                                       101              54
  Loan costs                                                              50             100
  Other current assets                                                   155             118
                                                                 ------------  --------------
          Total current assets                                         5,604           5,978

Property and equipment, net                                              352             375
                                                                 ------------  --------------

          Total assets                                           $     5,956   $       6,353
                                                                 ============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable to stockholder                                    $     2,000   $       2,000
  Accounts payable, trade and accrued liabilities                      2,708           2,496
  Unearned revenue                                                       230             318
  Current portion of capital lease obligation                             41              40
                                                                 ------------  --------------
          Total current liabilities                                    4,979           4,854

Capital lease obligation                                                  22              33
                                                                 ------------  --------------
          Total liabilities                                            5,001           4,887

Stockholders' equity:
Series A Preferred Stock:  $1.00 par value; 8% cumulative,
    convertible, redeemable; 5,450,000 shares
    authorized; 510,219 shares issued and outstanding
    at March 31, 2002 and December 31, 2001.                             510             510
Common Stock:  $0.01 par value; 100,000,000 shares
    authorized; 62,233,459 shares issued and 62,173,303 shares
    outstanding at March 31, 2002 and December 31, 2001.                 622             622
Additional paid-in capital                                            55,079          55,079
Subscription receivable                                                  (30)            (30)
Accumulated deficit                                                  (55,211)        (54,700)
Treasury Stock:  60,156 shares at cost                                   (15)            (15)
                                                                 ------------  --------------
           Total stockholders' equity                                    955           1,466
                                                                 ------------  --------------
Total liabilities and stockholders' equity                       $     5,956   $       6,353
                                                                 ============  ==============

Note: The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                      ------------------------
                                                       March 31,    March 31,
                                                         2002         2001
                                                      -----------  -----------
Revenues:
    System sales                                      $    1,150   $       --
    Upgrades                                                  --          127
    Service and component                                    346          366
                                                      -----------  -----------
       Total revenues                                      1,496          493

Costs of sales and services:
    System sales                                           1,098           --
    Upgrades                                                  --           83
    Service, warranty and component                          140          153
                                                      -----------  -----------
       Total costs of revenues                             1,238          236
                                                      -----------  -----------
        Gross profit                                         258          257

Operating expenses:
    Research and development                                 265          270
    Selling and marketing                                     96          253
    General and administrative                               353          425
                                                      -----------  -----------

        Total operating expenses                             714          948
                                                      -----------  -----------
             Loss from operations                           (456)        (691)

Other income (expense):
    Interest income                                            1           32
    Interest expense                                         (56)          (3)
                                                      -----------  -----------
        Total other income (expense)                         (55)          29
                                                      -----------  -----------

Net loss                                              $     (511)  $     (662)
                                                      ===========  ===========

Basic and diluted loss per common share               $    (0.01)  $    (0.01)
                                                      -----------  -----------
Weighted average number of basic and diluted common
     shares outstanding                                   62,173       62,047
                                                      -----------  -----------

                             See accompanying notes


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                           Three Months Ended
                                                        ------------------------
                                                         March 31,    March 31,
                                                           2002         2001
                                                        -----------  -----------
Cash flows from operating activities:
    Net loss                                            $     (511)  $     (662)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
         Depreciation                                           23           29
         Amortization                                           50           --
         Changes in operating assets and liabilities:
              Accounts receivable                             (363)         428
              Inventory                                        481       (1,414)
              Prepaid expenses                                 (47)          29
              Other current assets                             (37)         (45)
              Accounts payable and accrued liabilities         212          555
              Unearned revenue                                 (88)         (45)
              Other liabilities                                 --           (5)
                                                        -----------  -----------
          Net cash used in operating activities               (280)      (1,130)
                                                        -----------  -----------
Cash flows from investing activities:
      Decrease in short-term investments                        --        1,234
      Capital expenditures                                      --          (24)
                                                        -----------  -----------
           Net cash provided by investing activities            --        1,210
                                                        -----------  -----------

Cash flows from financing activities:
       Repayment of capital lease obligation                   (10)          (9)
                                                        -----------  -----------
           Net cash used in financing activities               (10)          (9)
                                                        -----------  -----------

Net (decrease) increase in cash and cash equivalents          (290)          71

Cash and cash equivalents, beginning of period                 635          114
                                                        -----------  -----------

Cash and cash equivalents, end of period                $      345   $      185
                                                        ===========  ===========

                             See accompanying notes


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================


                              POSITRON CORPORATION
                 SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report Form 10-KSB for Positron Corporation (the "Company") for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2001, as reported in the Form 10-KSB, have been omitted.

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

3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2002 and 2001 since it would have resulted in an antidilutive effect.

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.   LITIGATION
     ----------

     PROFUTURES  CAPITAL  BRIDGE  FUND,  L.P.

     On September 26, 2000, ProFutures Capital Bridge Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract. ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying ProFutures warrants instead of the 4,867,571 that ProFutures claims it is entitled to purchase. ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants and as the result of the Company sale of additional shares of stock and issuance of additional warrants. Prior to


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================


     being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Transaction ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants. ProFutures seeks in its complaint for a declaration that it is entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount. On February 28, 2002, ProFutures asserted in amended court filings that it was seeking $4.6 million in damages plus interest from the Company.

     The Company believes that ProFutures' claim that it is entitled to purchase additional shares and for damages is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop. The case is set for a court trial in Denver, Colorado on June 17, 2002.

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

     CHINA  XINXING

     In July 2001 and February 2002, the Company received demands from China Xinxing, a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000. The award was rendered on or about August 25, 2000 by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154). The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996. In its February 2002 demand, China Xinxing threatened to file suit in the United States to obtain confirmation and enforcement of the award. The amount of the arbitration award is included in accrued liabilities at March 31, 2002.

     10P10,  L.P.

     In December 2001, 10P10, L.P. the Company's landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. The claim amount of approximately $130,000 is included in accrued liabilities as of March 31, 2002.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
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

COMPARISON  OF  THE  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2002  AND  2001.
----------------

We experienced a loss of $511,000 for the three months ended March 31, 2002 compared to a loss of $662,000 for the same period in 2001. The reduced loss in the first quarter of 2002 resulted primarily from the $234,000 reduction in operating expenses and the sale of one system.

We generated revenues of $1,150,000 from the sale of one system during the quarter ended March 31, 2002 compared to having no system sales in the same quarter in 2001. We produced no revenues from upgrades of equipment in the first three months of 2002 compared to $127,000 in revenues from equipment upgrades for the same period in 2001. Service and component sales revenue decreased $20,000 to $346,000 during the three months ended March 31, 2002 from $366,000 for the same quarter in the prior year.

We generated gross profits of $258,000 during the three months ended March 31, 2002 compared to $257,000 for the same three months in 2001.

Our operating expenses decreased $234,000 to $714,000 for the three months ended March 31, 2002 from $948,000 for the same period in 2001. This decrease was primarily the result of lower selling and marketing expenses during the first quarter of 2002.

We earned interest income of $1,000 during the three month period ended March 31, 2002 compared to $32,000 for the same period in 2001. The $31,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2002. Interest expense of $56,000 in the first quarter of 2002 was primarily attributable to the note payable to a shareholder.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $345,000 on March 31, 2002. On the same date, we had accounts payable and accrued liabilities of $2,708,000, and were in default on a $2,000,000 note payable to a stockholder. In the first quarter of 2002, we sold one imaging system and received purchase contracts and the related down payments from customers for two additional systems. In order to resolve the liquidity problems, we must continue to sale imaging systems or seek alternative sources of equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional equity funds.

Since inception, we have been unable to sell our POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, our revenues have fluctuated significantly from year-to-year. We have an accumulated deficit of $55,211,000 at March 31, 2002.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our consolidated financial statements for the year ended December 31, 2001, was qualified with respect to that risk.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2002
================================================================================


                           PART II  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 5 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all of the assets of the Company. As of March 31, 2002, principal of $2,000,000 has been advanced on the loan. The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly. Principal on the loan amounting to $1,000,000 and $500,000 shall be repaid within (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest is due and payable no later than June 30, 2002. The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $127,000 at March 31, 2002. The portions of the loan principal due on December 31, 2001 and March 31, 2002 are currently in default.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          POSITRON CORPORATION
                                          (Registrant)



Date:  May 14, 2002                         /s/  Gary H. Brooks
                                          ----------------------------
                                          Gary H. Brooks
                                          President & CEO
                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)


================================================================================