Form 10QSB
period 2002-06-30
POSITRON CORP
filed 2002-08-13
CIK 844985

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                  Yes    X      No
                      ------       -------


As of June 30, 2002, there were 62,173,303 shares of the Registrant's Common Stock, $ .01 par value outstanding.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

                                POSITRON CORPORATION
                                  TABLE OF CONTENTS
                   FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002







PART I - FINANCIAL INFORMATION                                                   PAGE
     Item 1.  Condensed Financial Statements

          Condensed Balance Sheets as of June 30, 2002 and December 31, 2001        3

          Condensed Statements of Operations for the three and six months ended
                  June 30, 2002 and 2001                                            4

          Condensed Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001                                            5

          Selected Notes to Condensed Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                              8

PART II - OTHER INFORMATION                                                         9

Signature Page                                                                     10


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

                                    POSITRON CORPORATION
                                  CONDENSED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    June   30,    December
                                                                       2002       31, 2001
ASSETS                                                             (Unaudited)     (Note)
------                                                             ------------  ----------
Current assets:
   Cash and cash equivalents                                       $       208   $     635
   Accounts receivable, net                                                490         184
   Inventories                                                           3,045       4,887
   Prepaid expenses                                                         64          54
   Loan costs                                                               --         100
   Other current assets                                                     85         118
                                                                   ------------  ----------
          Total current assets                                           3,892       5,978

   Property and equipment, net                                             336         375
                                                                   ------------  ----------
                                Total assets                       $     4,228   $   6,353
                                                                   ============  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable to stockholder                                     $     2,000   $   2,000
   Accounts payable, trade and accrued liabilities                       1,927       2,496
   Unearned revenue                                                        152         318
   Current portion of capital lease obligation                              42          40
                                                                   ------------  ----------
          Total current liabilities                                      4,121       4,854

   Capital lease obligation                                                 11          33
                                                                   ------------  ----------
          Total liabilities                                              4,132       4,887

Stockholders' equity:
   Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized;
     510,219 shares issued and outstanding at June 30, 2002
     and December 31, 2001.                                                510         510
   Common Stock:  $0.01 par value; 100,000,000 shares authorized;
     62,233,459 shares issued and 62,173,303 shares outstanding
     at June 30, 2002 and December 31, 2001.                               622         622
   Additional paid-in capital                                           55,079      55,079
   Subscription receivable                                                 (30)        (30)
   Accumulated deficit                                                 (56,070)    (54,700)
   Treasury Stock:  60,156 shares at cost                                  (15)        (15)
                                                                   ------------  ----------
          Total stockholders' equity                                        96       1,466
                                                                   ------------  ----------
Total liabilities and stockholders' equity                         $     4,228   $   6,353
                                                                   ============  ==========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

                                  POSITRON CORPORATION
                            CONDENSED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)


                                            Three Months Ended       Six Months Ended
                                          ----------------------  ----------------------
                                           June 30,    June 30,    June 30,    June 30,
                                             2002        2001        2002        2001
                                          ----------  ----------  ----------  ----------
Revenues:
   System sales                           $   2,169   $      --   $   3,319   $      --
   Upgrades                                      --          56          --         183
   Service and component                        315         393         661         759
                                          ----------  ----------  ----------  ----------
          Total revenues                      2,484         449       3,980         942

Costs of sales and services:
   System sales                               2,174          --       3,272          --
   Upgrades                                      --          57          --         140
   Service, warranty and component              161         222         301         375
                                          ----------  ----------  ----------  ----------
          Total costs of revenues             2,335         279       3,573         515
                                          ----------  ----------  ----------  ----------
          Gross profit                          149         170         407         427

Operating expenses:
   Research and development                     267         307         532         577
   Selling and marketing                        146         166         242         419
   General and administrative                   595         303         948         728
                                          ----------  ----------  ----------  ----------
          Total operating expenses            1,008         776       1,722       1,724
                                          ----------  ----------  ----------  ----------
          Loss from operations                 (859)       (606)     (1,315)     (1,297)

Other income (expense)
   Interest income                                1           6           2          38
   Interest expense                             (51)         (3)       (107)         (6)
   Deposit forfeiture                            50          --          50          --
                                          ----------  ----------  ----------  ----------
          Total other income (expense)           --           3         (55)         32
                                          ----------  ----------  ----------  ----------
Net loss                                  $    (859)  $    (603)  $  (1,370)  $  (1,265)
                                          ==========  ==========  ==========  ==========


Basic and diluted loss per common share   $   (0.01)  $   (0.01)  $   (0.02)  $   (0.02)


Weighted average number of basic and
   diluted common shares outstanding
                                             62,173      62,047      62,173      62,047


                             See accompanying notes


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

                                POSITRON CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                Six Months Ended
                                                             ----------------------
                                                              June 30,    June 30,
                                                                2002        2001
                                                             ----------  ----------
Cash flows from operating activities:
   Net loss                                                  $  (1,370)  $  (1,265)
   Adjustment to reconcile net loss to net cash
       used in operating activities
       Depreciation                                                 46          60
       Amortization                                                100          --
       Loss on retirement of property and equipment                 --          13
       Changes in operating assets and liabilities:
         Accounts receivable                                      (306)        480
         Inventory                                               1,842      (1,950)
         Prepaid expenses                                          (10)         57
         Other current assets                                       33         224
         Accounts payable and accrued liabilities                 (569)        348
         Unearned revenue                                         (166)        (90)
         Other liabilities                                          --         (11)
                                                             ----------  ----------

       Net cash used in operating activities                      (400)     (2,134)

Cash flows from investing activities:
   Decrease in short-term investments                               --       2,087
   Capital expenditures                                             (7)       (126)
                                                             ----------  ----------
        Net cash provided by (used in) investing activities         (7)      1,961

Cash flows from financing activities:
   Proceeds from note payable to stockholder                        --       1,000
   Repayment of capital lease obligation                           (20)        (18)
                                                             ----------  ----------
     Net cash provided by (used in) financing activities           (20)        982
                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents              (427)        809

Cash and cash equivalents, beginning of period                     635         114
                                                             ----------  ----------
Cash and cash equivalents, end of period                     $     208   $     923
                                                             ==========  ==========


                             See accompanying notes


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

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

3.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2002 and 2001 since it would have resulted in an antidilutive effect.

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


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

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

     The Company believes that ProFutures' claim that it is entitled to purchase additional shares and to damages is without merit. The Company has retained counsel and intends to vigorously defend the ProFutures' lawsuit. The matter is currently set for a court trial in District Court, City and County of Denver, Colorado on October 21, 2002. The Company cannot, however, provide assurance as to the outcome. If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company's shareholders would suffer additional dilution and the price of the Company's common stock could drop.

     On January 5, 2002, ProFutures filed a second complaint against the Company, also naming its directors S. Lewis Meyer and Gary H. Brooks and its investor Imatron Inc. ("Imatron") as co-defendants, in Colorado Sate Court for fraudulent transfer and injunctive relief based upon alleged violations of various sections of the Texas Business and Commerce code. The defendants removed the case to the United States District Court for the District of Colorado and filed a motion to dismiss, which is pending as of this date. ProFutures alleges in its complaint that the Company committed fraud when they entered into a loan agreement with Imatron on June 29, 2001, wherein Imatron agreed to loan the Company $2,000,000. As security for the loan, the Company granted Imatron a first priority security interest in all of the Company assets. ProFutures alleges that the loan transaction was an illegal transfer pursuant to Texas law on the basis that the defendants knew the amount of monetary damages claimed by ProFutures in the related September 26, 2000, Colorado state litigation at the time of the June 29, 2001, loan transaction and that the loan transaction was an effort to hinder, delay and defraud ProFutures with respect to that pre-existing monetary damage claim. ProFutures seeks the following relief: declarations from the court that the loan transfer is fraudulent and therefore void; injunctions prohibiting the Company from making any further payments to Imatron and prohibiting Imatron from enforcing its rights under the agreement. The Company believes that ProFutures' claims are without merit and has retained counsel to vigorously defend against the claims. The matter does not currently have a trial date. The Company cannot, however, provide assurance as to the outcome. If the court holds in favor of ProFutures on this matter there could be a material adverse effect on the business of the Company.

     CHINA  XINXING

     In July 2001 and February 2002, the Company received demands from China Xinxing, a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000. The award was rendered on or about August 25, 2000 by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154). The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996. In its February 2002 demand, China Xinxing threatened to file suit in the United States to obtain confirmation and enforcement of the award. The amount of the arbitration award is included in accrued liabilities at June 30, 2002.

     10P10,  L.P.

     In December 2001, 10P10, L.P. the Company's landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. The claim amount of approximately $130,000 is included in accrued liabilities as of June 30, 2002.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------
AND  2001.
----------

We experienced a loss of $859,000 for the three months ended June 30, 2002 compared to a loss of $603,000 for the same period in 2001. A loss of $5,000 was realized on the sale of two systems in the quarter ended June 30, 2002, due to the significant labor and overhead costs that were incurred in the manufacturing process in 2001. The larger loss in the quarter ended June 30, 2002 was also attributable to increased legal expenses and amortization of loan origination fees.

We generated revenues of $2,169,000 from the sale of two systems during the three months ended June 30, 2002 versus no revenues from the sale of systems for the same period in 2001. Service and component sales revenue decreased $78,000 to $315,000 during the three months ended June 30, 2002 from $393,000 for the same quarter in the prior year.

Our gross profits for the three months ended June 30, 2002 decreased $21,000 to $149,000 compared to $170,000 for the same three months in 2001. The loss of $5,000 that was realized on the sale of the two systems reduced gross profit in the quarter ended June 30, 2002.

Our operating expenses increased $232,000 to $1,008,000 for the three months ended June 30, 2002 from $776,000 for the same period in 2001. The increase in operating expenses in the quarter ended June 30, 2002 is primarily attributable to legal fees related to the ProFutures litigation and amortization of loan origination fees.

Interest expense increased $48,000 to $51,000 for the three months ended June 30, 2002 from $3,000 for the same period in 2001. The increase in interest expense is primarily attributable to the note payable to a shareholder. The forfeiture of a nonrefundable deposit by a potential customer resulted in $50,000 of income during the three months ended June 30, 2002.

COMPARISON  OF  THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------
AND  2001.
----------

We experienced a loss of $1,370,000 for the six months ended June 30, 2002 compared to a loss of $1,265,000 for the same period in 2001. Gross profit of only $47,000 was realized on the sale of three systems in the six months ended June 30, 2002, due to the significant labor and overhead costs that were incurred in the manufacturing process in 2001. The greater loss in the six months ended June 30, 2002 was also attributable to increased legal expenses and amortization of loan origination fees.

We generated revenues of $3,319,000 from the sale of three systems during the six months ended June 30, 2002 versus no revenues from the sale of systems for the same period in 2001. We produced no revenues from equipment upgrades in the first six months of 2002 compared to $183,000 in revenues from upgrades of equipment for the same period in 2001. In addition, service and component sales revenue decreased $98,000 to $661,000 during the six months ended June 30, 2002 from $759,000 for the same period in the prior year.

Our gross profits for the six months ended June 30, 2002 decreased $20,000 to $407,000 compared to $427,000 for the same six months in 2001.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

Our operating expenses decreased $2,000 to $1,722,000 for the six months ended June 30, 2002 from $1,724,000 for the same period in 2001. The increased legal expenses and amortization of loan origination fees in the six months in 2002 was offset by a decrease in the rental obligation due to subleases.

We earned interest income of $2,000 during the six month period ended June 30, 2002 compared to $38,000 for the same period in 2001. The $36,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2002. Interest expense increased $101,000 to $107,000 for the six months ended June 30, 2002 from $6,000 for the same period in 2001. The increase in interest expense is primarily attributable to the note payable to a shareholder. The forfeiture of a nonrefundable deposit by a potential customer resulted in $50,000 of income during the six months ended June 30, 2002.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $208,000 on June 30, 2002. On the same date, we had accounts payable and accrued liabilities of $1,927,000, and were in default on a $2,000,000 note payable to a stockholder. In the first six months of 2002 we sold three imaging systems. In order to resolve the liquidity problems, we must continue to sell imaging systems or seek alternative sources of equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, our revenues have fluctuated significantly from year-to-year. We had an accumulated deficit of $56,070,000 at June 30, 2002.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company entered into a loan arrangement on June 29, 2001 with Imatron, Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all the assets of the Company. As of June 30, 2002, principal of $2,000,000 has been advanced on the loan. The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly. Principal on the loan amounting to $1,000,000 and $500,000 shall be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002. The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $177,000 at June 30, 2002. The portions of the loan principal due on December 31, 2001, March 31, 2002, and June 30, 2002 are currently in default.

ITEM 6 - EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     Exhibit        Description  of  the  Exhibit

     99.1 Certifiction pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  From  8-K

     There were no reports filed on From 8-K for the quarterly period ended June 30, 2002.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2002
================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            POSITRON CORPORATION
                                            (Registrant)





Date:   August 13, 2002                     /s/  Gary H. Brooks
                                            ---------------------------------
                                            Gary H. Brooks
                                            President  &  CEO
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)


================================================================================