Form 10QSB
period 2002-09-30
POSITRON CORP
filed 2002-11-14
CIK 844985

FORM 10-QSB	SEPTEMBER 30, 2002

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes	☒	No	☐

As of September 30, 2002, there were 62,173,303 shares of the Registrant’s Common Stock, $ .01 par value outstanding.

FORM 10-QSB	SEPTEMBER 30, 2002

POSITRON CORPORATION

TABLE OF CONTENTS

Form 10-QSB for the quarter ended September 30, 2002

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Condensed Statements of Operations for the three and nine months ended
	September 30, 2002 and 2001	4

	Condensed Statements of Cash Flows for the nine months ended
	September 30, 2002 and 2001	5

	Selected Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operation	8

Item 3.	Evaluation of Disclosure Controls and Procedures	9

PART II – OTHER INFORMATION		10

Signature Page		11

FORM 10-QSB	SEPTEMBER 30, 2002

POSITRON CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share data)
	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)	(Note)

Current assets:
Cash and cash equivalents	$78	$635
Accounts receivable, net	265	184
Inventories	3,254	4,887
Prepaid expenses	26	54
Loan costs	--	100
Other current assets	73	118

Total current assets	3,696	5,978

Property and equipment, net	313	375

Total assets	$4,009	$6,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to stockholder	$2,000	$2,000
Accounts payable, trade and accrued liabilities	2,486	2,496
Unearned revenue	64	318
Current portion of capital lease obligation	44	40

Total current liabilities	4,594	4,854

Capital lease obligation	--	33

Total liabilities	4,594	4,887

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative,
convertible, redeemable; 5,450,000 shares authorized;
510,219 shares issued and outstanding at September 30, 2002
and December 31, 2001.	510	510
Common Stock: $0.01 par value; 100,000,000 shares authorized;
62,233,459 shares issued and 62,173,303 shares outstanding
at September 30, 2002 and December 31, 2001.	622	622
Additional paid-in capital	55,079	55,079
Subscription receivable	(30)	(30)
Accumulated deficit	(56,751)	(54,700)
Treasury Stock: 60,156 shares at cost	(15)	(15)

Total stockholders’ equity (deficit)	(585)	1,466

Total liabilities and stockholders’ equity (deficit)	$4,009	$6,353

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See accompanying notes.

FORM 10-QSB	SEPTEMBER 30, 2002

POSITRON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

Revenues:
System sales	$--	$--	$3,319	$--
Upgrades	--	30	--	213
Service and component	333	326	994	1,085

Total revenues	333	356	4,313	1,298

Costs of sales and services:
System sales	--	--	3,272	--
Upgrades	--	--	--	140
Service, warranty and component	136	147	437	522

Total costs of revenues	136	147	3,709	662

Gross profit	197	209	604	636

Operating expenses:
Research and development	272	272	804	849
Selling and marketing	95	154	337	573
General and administrative	459	323	1,407	1,051

Total operating expenses	826	749	2,548	2,473

Loss from operations	(629)	(540)	(1,944)	(1,837)

Other income (expense)
Interest income	--	4	2	42
Interest expense	(52)	(31)	(159)	(37)
Deposit forfeiture	--	--	50	--

Total other income (expense)	(52)	(27)	(107)	5

Net loss	$(681)	$(567)	$(2,051)	$(1,832)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of basic and
diluted common shares outstanding	62,173	62,047	62,173	62,047

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2002

POSITRON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Sept 30, 2002	Sept 30, 2001

Cash flows from operating activities:
Net loss	$(2,051)	$(1,832)
Adjustment to reconcile net loss to net used in operating activities
Depreciation	69	83
Amortization	100	50
Loss on retirement of property and equipment	--	13
Changes in operating assets and liabilities:
Accounts receivable	(81)	492
Inventory	1,633	(2,328)
Prepaid expenses	28	86
Other current assets	45	290
Accounts payable and accrued liabilities	(10)	(21)
Unearned revenue	(254)	(122)
Other liabilities	--	(16)

Net cash used in operating activities	(521)	(3,305)

Cash flows from investing activities:
Proceeds from sale of short-term investments	--	2,087
Capital expenditures	(7)	(126)

Net cash provided by (used in) investing activities	(7)	1,961

Cash flows from financing activities:
Proceeds from note payable to stockholder	--	1,500
Repayment of capital lease obligation	(29)	(27)

Net cash provided by (used in) financing activities	(29)	1,473

Net increase (decrease) in cash and cash equivalents	(557)	129

Cash and cash equivalents, beginning of period	635	114

Cash and cash equivalents, end of period	$78	$243

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2002

POSITRON CORPORATION
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report Form 10-KSB for Positron Corporation (the “Company”) for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2001, as reported in the Form 10-KSB, have been omitted.

2.	Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.”  Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments.  The Company’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, comprehensive income and net income are identical.

3.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2002 and 2001 since it would have resulted in an antidilutive effect.

4.	Income Tax

The difference between the Federal statutory income tax rate and the Company’s effective income tax rate is primarily attributable to increases in valuation allowances for deferred tax assets relating to net operating losses.

5.	Litigation

ProFutures Capital Bridge Fund, L.P.

On September 26, 2000, ProFutures Capital Bridge Fund, L.P. (“ProFutures”) filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract.  ProFutures alleges in its complaint that the Company breached four stock purchase warrants when, on February 14, 2000, the Company registered only 1,500,000 shares of stock underlying ProFutures warrants instead of the 4,867,571 that ProFutures claims it is entitled to purchase.  ProFutures claims that it is entitled to purchase these additional shares of stock under the anti-dilution provisions in its warrants and as the result of the Company sale of additional shares of stock and issuance of additional warrants.  Prior to being sued by ProFutures, the Company notified ProFutures that its Board of Directors had determined that as a result of the Imatron Inc. (“Imatron”) transaction ProFutures was entitled to purchase an additional 965,894 shares of common stock under its warrants.   ProFutures seeks in its complaint for a declaration that it is entitled to purchase the additional shares of stock under its warrants and for damages for breach of the warrants in an unspecified amount.  On February 28, 2002, ProFutures asserted in amended court filings that it was seeking $4.6 million in damages plus interest from the Company.

FORM 10-QSB	SEPTEMBER 30, 2002

The Company believes that ProFutures’ claim that it is entitled to purchase additional shares and to damages is without merit.  The matter was tried in District Court, City and County of Denver, Colorado during October 2002 and is presently submitted to the court for decision.  The Company cannot provide assurance as to the outcome.  If it is decided that ProFutures is entitled under its warrants to purchase some or all of the claimed additional shares of stock, upon the exercise of the warrants, the Company’s shareholders would suffer additional dilution and the price of the Company’s common stock could drop.  If it is decided that the Company owes ProFutures damages, the Company may be unable to pay such damages and would be adversely affected and may be unable to continue as a going concern.

On January 5, 2002, ProFutures filed a second complaint against the Company, also naming its directors S. Lewis Meyer and Gary H. Brooks and its investor Imatron as co-defendants, in Colorado Sate Court for fraudulent transfer and injunctive relief based upon alleged violations of various sections of the Texas Business and Commerce code.  The defendants removed the case to the United States District Court for the District of Colorado and filed a motion to dismiss.  ProFutures alleges in its complaint that the Company committed fraud when they entered into a loan agreement with Imatron on June 29, 2001, wherein Imatron agreed to loan the Company  $2,000,000.  As security for the loan, the Company granted Imatron a first priority security interest in all of the Company assets.  ProFutures alleges that the loan transaction was an illegal transfer pursuant to Texas law on the basis that the defendants knew the amount of monetary damages claimed by ProFutures in the related September 26, 2000, Colorado state litigation at the time of the June 29, 2001, loan transaction and that the loan transaction was an effort to hinder, delay and defraud ProFutures with respect to that pre-existing monetary damage claim.  ProFutures sought the following relief:  declarations from the court that the loan transfer is fraudulent and therefore void; injunctions prohibiting the Company from making any further payments to Imatron and prohibiting Imatron from enforcing its rights under the agreement.  The Company believes that ProFutures’ claims are without merit.  In August 2002 the matter was dismissed by the plaintiff without prejudice to re-file.

China Xinxing Shanghai Import and Export Company

In July 2001 and February 2002, the Company received demands from China Xinxing Shanghai Import and Export Company (“China Xinxing”), a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000.   The award was rendered on or about August 25, 2000 by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154).  The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996.  In August 2002, China Xinxing filed suit in the United States to obtain confirmation and enforcement of the award.  The amount of the arbitration award is included in accrued liabilities as of September 30, 2002.

The Company entered into a Settlement Agreement and Release with China Xinxing in November 2002.  The Company is obligated to pay the $297,000 obligation in five periodic monthly installments of $50,000 beginning in November 2002, with a sixth final payment of approximately $47,000 due in March 2003.  Timely payment of this installment obligation will satisfy the Company’s obligations under the award.

FORM 10-QSB	SEPTEMBER 30, 2002

10P10, L.P.

In December 2001, 10P10, L.P., the Company’s previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement.  The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises.  10P10, L.P. has asserted a claim in excess of $130,000.  This obligation is included in accrued liabilities as of September 30, 2002.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the Results of Operations for the three months ended September 30, 2002 and 2001.

We experienced a loss of $681,000 for the three months ended September 30, 2002 compared to a loss of $567,000 for the same three months in 2001.  The greater loss in the quarter ended September 30, 2002 was primarily attributable to increased legal expenses.

There were no sales of systems in the three month periods ended September 30, 2002 and 2001.  Service and component sales revenue increased $7,000 to $333,000 during the three months ended September 30, 2002 from $326,000 for the same quarter in the prior year.

Our gross profit for the three months ended September 30, 2002 decreased $12,000 to $197,000 compared to $209,000 for the same quarter in 2001.

Our operating expenses increased $77,000 to $826,000 for the three months ended September 30, 2002 from $749,000 for the same period in 2001.  The increase in operating expenses in the quarter ended September 30, 2002 is primarily attributable to legal fees related to the ProFutures litigation offset by a decrease in amortization of loan costs.  In addition, we realized a cost savings in the quarter ended September 30, 2001 on the decrease in the rental obligation due to subleases.

Interest expense increased $21,000 to $52,000 for the three months ended September 30, 2002 from $31,000 for the same period in 2001.  The increase in interest expense is primarily attributable to the note payable to a shareholder.

Comparison of the Results of Operations for the nine months ended September 30, 2002 and 2001.

We experienced a loss of $2,051,000 for the nine months ended September 30, 2002 compared to a loss of $1,832,000 for the same nine months in 2001.  Profits of only $47,000 were realized on the sale of three systems during the nine months ended September 30, 2002 due to the significant labor and overhead costs that were incurred in the manufacturing process in 2001.  The greater loss in the nine months ended September 30, 2002 was primarily attributable to increased legal expenses.

FORM 10-QSB	SEPTEMBER 30, 2002

We generated revenues of $3,319,000 from the sale of three systems during the nine months ended September 30, 2002 versus no revenues from the sale of systems in the same period in 2001.  We produced no revenues from upgrades of equipment in the first nine months of 2002 compared to $213,000 in revenues from equipment upgrades during the same period in 2001.  In addition, service and components sales revenue decreased $91,000 to $994,000 during the nine months ended September 30, 2002 from $1,085,000 for the same period in the prior year.

Our gross profits for the nine months ended September 30, 2002 decreased $32,000 to $604,000 compared to $636,000 for the same nine months in 2001.

Our operating expenses increased $75,000 to $2,548,000 for the nine months ended September 30, 2002 from $2,473,000 for the same period in 2001.  The increase in operating expenses in the nine months ended September 30, 2002 is primarily attributable to legal fees related to the ProFutures litigation and amortization of loan costs offset by a reduction in sales and marketing costs.

We earned interest income of $2,000 during the nine month period ended September 30, 2002 compared to $42,000 for the same period in 2001.  The $40,000 decrease in interest income was the result of having a significantly lower level of invested funds in 2002.  Interest expense increased $122,000 to $159,000 for the nine months ended September 30, 2002 from $37,000 for the same period in 2001.  The increase in interest expense is primarily attributable to the note payable to a shareholder.  The forfeiture of a nonrefundable deposit by a potential customer resulted in $50,000 of income during the nine months ended September 30, 2002.

Financial Condition

We had cash and cash equivalents of $78,000 on September 30, 2002.  On the same date, we had accounts payable and accrued liabilities of $2,486,000, and were in default on a $2,000,000 note payable to a stockholder.  In the first nine months of 2002 we sold three imaging systems.  In addition, the Company currently has orders in place for two new mPowerTM systems and one remanufactured Auricle system that are scheduled for delivery within 120 days.  In order to resolve the liquidity problems, we must continue to sell imaging systems or seek alternative sources of equity funding.  However, there is no assurance that we will be successful in selling new systems or securing additional equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable.  Consequently, we have sustained substantial losses.  Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, our revenues have fluctuated significantly from year-to-year.  We had an accumulated deficit of $56,751,000 at September 30, 2002.

These events raise doubt as to our ability to continue as a going concern.  The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2001, was qualified with respect to that risk.

ITEM 3 – EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Gary H. Brooks, our President and Chief Executive Officer and Michael L. Golden, our Chief Financial Officer, have concluded that our disclosure controls and procedures and appropriate and effective.  They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report of Form 10-QSB.  There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FORM 10-QSB	SEPTEMBER 30, 2002

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information regarding legal proceedings set forth above under Part I – Financial Information, Note 5 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities.  The loan is collateralized by substantially all the assets of the Company.  As of September 30, 2002, principal of $2,000,000 has been advanced on the loan.  The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly.  Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively.  The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.  The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $227,000 at September 30, 2002.  The portions of the loan principal due on December 31, 2001, March 31, 2002, and June 30, 2002 are currently in default.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description of the Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on From 8-K

There were no reports filed on From 8-K for the quarterly period ended September 30, 2002.

FORM 10-QSB	SEPTEMBER 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION (Registrant)

Date: November 14, 2002	By:	/s/ Gary H. Brooks
Gary H. Brooks
President & CEO (Duly Authorized Officer and Principal Accounting Officer)

FORM 10-QSB	SEPTEMBER 30, 2002

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary H. Brooks, certify that:

1.	I have reviewed this quarterly report of Form 10-QSB of Positron Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Gary H. Brooks
Gary H. Brooks
President & CEO

FORM 10-QSB	SEPTEMBER 30, 2002

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael L. Golden, certify that:

1.	I have reviewed this quarterly report of Form 10-QSB of Positron Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Michael L. Golden
Michael L. Golden
Chief Financial Officer

