Form 10KSB
period 2002-12-31
POSITRON CORP
filed 2003-03-31
CIK 844985

FY 2002	POSITRON CORPORATION	FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
Commissions file number: 0-24092

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for fiscal year ended December 31, 2002: $4,682,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 13, 2003: $531,733.

As of March 13, 2003, there were 62,173,303 shares of the Registrant's common stock, $.01 par value outstanding

Documents incorporated by reference: None

FY 2002	POSITRON CORPORATION	FORM 10-KSB

PART I

Item 1. Description of Business
General

Positron Corporation (the “Company”) was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986.  The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET”) technology under the trade-name POSICAM™ systems.  Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images.  POSICAM™ systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology.  The Food and Drug Administration (“FDA”) approved the initial POSICAM™ system for marketing in 1985, and as of December 31, 2002, the Company has sold twenty four (24) POSICAM™ systems, of which twelve (12) are in leading medical facilities in the United States and seven (7) are installed in international medical institutions.  The Company has repurchased a system, which is being held in inventory for resale.  The Company presently markets its POSICAM™ systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company’s installed base of POSICAM™ systems, which were operational as of December 31, 2002:

Site	Location	Clinical Application	Install Date
Cleveland Clinic Foundation	Cleveland, OH	Cardiology/Neurology/Oncology	1988
Memorial Hospital	Jacksonville, FL	Cardiology/Oncology/Neurology	1988
Medical City Dallas	Dallas, TX	Cardiology/Oncology/Neurology	1990
Beth Israel	New York, NY	Cardiology/Oncology/Neurology	1991
Crawford Long Hospital	Atlanta, GA	Cardiology/Oncology	1992
Hermann Hospital	Houston, TX	Cardiology/Oncology/Neurology	1993
Bergan Mercy Hospital	Omaha, NE	Cardiology/Oncology/Neurology	1995
Buffalo Cardiology & Pulmonary Assoc.	Buffalo, NY	Cardiology/Oncology	1995
Hadassah Hospital	Israel	Cardiology/Oncology/Neurology	1995
Baptist Hospital	Nashville, TN	Cardiology/Oncology/Neurology	1996
Nishidai Clinic (3 systems)	Japan	Cardiology/Oncology/Neurology	2000
National Institute of Radiological Sciences	Japan	Cardiology/Oncology/Neurology	2000
Coronary Disease Reversal & Prevention	Buffalo, NY	Cardiology/Oncology/Neurology	2000
McAllen PET Imaging Center	McAllen, TX	Cardiology/Oncology	2001
Nishidai Clinic (2 systems)	Japan	Cardiology/Oncology/Neurology	2002
Crawford Long	Atlanta, GA	Cardiology/Oncology	2002

PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues, as well as producing anatomical and structural images.  Other advanced imaging techniques, such as magnetic resonance imaging (“MRI”) and computed tomography (“CT”), produce anatomical and structural images, but do not image or measure biological processes.  The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage, and provides information, which would otherwise be unavailable, to diagnose and treat disease.  The Company believes that PET technology can lower the total cost of diagnosing and tracing certain diseases by providing a means for early diagnosis and reducing expensive, invasive or unnecessary procedures, such as angiograms or biopsies which, in addition to being costly and painful, may not be necessary or appropriate.

Commercialization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States.  Although the other manufacturers are substantially larger, the Company believes that its POSICAM™ systems have proprietary operational and performance characteristics, which may provide certain performance advantages over other commercially available PET systems.  Such performance advantages include: (i) high count-rate capability and high sensitivity, which result in faster, more accurate imaging; (ii) enhanced ability to use certain types of radiopharmaceuticals, which reduces reliance on a cyclotron and enhances patient throughput; (iii) ability to minimize patient exposure to radiation; and (iv) ability to minimize false positive and false negative diagnoses of disease.  The medical imaging industry in which the Company is engaged is, however, subject to rapid and significant technological change.  There can be no assurance that the POSICAM™ systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive. See “Item 1. Description of Business – Risks Associated with Business Activities—Substantial Competition and Effects of Technological Change”.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The Company’s initial focus was the clinical cardiology market, where its POSICAM™ systems have been used to assess the presence and extent of coronary artery disease, such as the effect of arterial blockages and heart damage due to heart attacks.  In 1994 and 1995, the Company made technological advances which allowed it to market its products to the neurological and oncological markets.  Neurological applications of POSICAM™ systems include diagnoses of certain brain disorders, such as epileptic seizures, dementia, stroke, Alzheimer’s disease, Pick’s disease and Parkinson’s disease.  In oncology, POSICAM™ systems are used in the diagnosis and evaluation of melanoma and tumors of the bone and various organs and tissues such as the brain, lungs, liver, colon, breasts and lymphatic system.

Medical Imaging Industry Overview

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CT, and nuclear medicine (which includes PET and Single-Photon Emission Computed Tomography (“SPECT”)). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors.  CT scans use X-ray beams to obtain anatomical and structural images of bones and organs.  Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978.  Approximately 400 dedicated PET systems are currently operational in the United States and approximately 200 additional dedicated PET systems are in commercial use internationally.

PET Technology

The PET imaging process begins with the injection of a radiopharmaceutical (a drug containing a radioactive agent) by a trained medical person into a patient’s bloodstream.  After being distributed within the patient’s body, the injected radiopharmaceutical undergoes a process of radioactive decay, whereby positrons (positively charged electrons) are emitted and subsequently converted along with free electrons into two gamma rays or photons. These paired gamma events are detected by the POSICAM™ systems as coincidence events.  The source of the photons is determined and is reconstructed into a color image of the scanned organ utilizing proprietary computer software.  Since certain functional processes, such as blood flow, metabolism or other biochemical processes, determine the concentration of the radiopharmaceutical throughout the body, the intensity or color at each point in the PET image directly maps the vitality of the respective function at that point within an organ.

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

In neurology, PET imaging is now being used as a surgical planning tool to locate the source of epileptic disturbances in patients with uncontrollable seizures.  In other neurological applications, PET is used in the diagnosis of dementia, Alzheimer’s disease, Pick’s disease and Parkinson’s disease, and in the evaluation of stroke severity.

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The radiopharmaceuticals employed in PET imaging are used by organs in their natural processes, such as blood flow and metabolism, without affecting their normal function, and quickly dissipate from the body.  Radiopharmaceuticals used in PET procedures expose patients to a certain amount of radiation, which is measured in units of milliRads.  Exposure to radiation can cause damage to living tissue, and the greater the radiation exposure, the greater the potential for damage.  Certain PET procedures expose a patient to less radiation than would be associated with other imaging technologies.  A PET cardiac scan, using the radiopharmaceutical Rubidium-82, results in exposure of approximately 96 milliRads, while a neurological PET scan using 18-FDG, results in exposure of approximately 390 milliRads.  In contrast, a typical chest X-ray results in exposure of approximately 150 milliRads and a CT scan results in exposure of approximately 500 to 4,000 milliRads, depending on the procedure.

Radiopharmaceuticals used in PET technology can be created using many natural substances including carbon, oxygen, nitrogen and fluorine.  The PET procedure to be performed determines the type of radiopharmaceutical used.  Radiopharmaceuticals are made ready for use at a clinic, hospital, or commercial nuclear pharmacy by either a cyclotron or generator. Cyclotrons require an initial capital investment of up to $2 million, an additional capital investment for site preparation, and significant annual operating expenses.  Generators require an initial capital investment of approximately $60,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $30,000.  While POSICAM™ systems have been designed flexibly to be used with both cyclotron and generator-produced radiopharmaceuticals, they have proprietary design features that enhance their ability to use generator-produced radiopharmaceuticals.  As a result, clinics or hospitals intending to focus on certain cardiac PET applications can avoid the significant capital and operating expenses associated with a cyclotron.

Marketing Strategy

The Company’s initial marketing strategy targeted clinical cardiology based on research conducted at the University of Texas.  This research showed the commercial potential of clinical cardiology applications of PET imaging. With the development of the POSICAM™ HZ, POSICAM™ HZL series and now the mPowerTM series of systems, Positron is pursuing the full oncology, cardiology and neurology related PET application markets.  The Company believes that it can capture additional market share by leveraging its strong reputation in the cardiology marketplace to continue to strengthen its leadership position in this sector, while building its expertise and reputation in the oncology and neurology application markets.

To market its systems, Positron relies on referrals from users of its existing base of installed scanners, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. In 2000, the Company discontinued its direct sales approach and is now working with and adding key distributors who have geographic or market expertise.  The approach allows the Company to pay for sales expense at the time of sales.  Positron incurs minimal expense for sales until there is a completed sale.  Positron continued to broaden its communications with the market in support of sales through its developing distribution network and using the internet and directed mailings. We believe that this approach will be cost effective and allow Positron to compete cost effectively with larger competitors.  There is no assurance that the Company’s marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

The POSICAM™ System

At the heart of the POSICAM™ system is its detector assembly, which detects the gammas from positron emissions, and electronic circuits that pinpoint the location of each emission. POSICAM™ systems are easy to use and are neither physically confining nor intimidating to patients. POSICAM™ scans are commonly performed on an outpatient basis.

The Company’s POSICAM™ system compares favorably with PET systems produced by other manufacturers based upon count rate and sensitivity.  The count-rate and sensitivity of an imaging system determine its ability to detect, register and assimilate the greatest number of meaningful positron emission events in the shortest period of time. The high count-rate capability and sensitivity of the POSICAM™ systems result in good diagnostic accuracy as measured by fewer false positives and false negatives.  Further benefits of high count-rate and sensitivity include faster imaging and the ability to use short half-life radiopharmaceuticals, thereby reducing patient exposure to radiation and potentially reducing the capital cost to some purchasers by eliminating the need for a cyclotron for certain cardiac applications.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The detector assembly consists of crystals, which scintillate (emit light) when exposed to gamma photons from positron-electron annihilations, in combination with photomultiplier tubes, which are coupled to the crystals and convert the scintillations into electrical impulses.  The Company employs its own patented staggered crystal array design for the POSICAM™ detectors.   Unlike competing PET systems, this feature permits the configuration of the detector crystals to collect overlapping slices and more accurately measure the volume of interest by eliminating image sampling gaps.  This is important since under-sampling, or gaps in sampling, can contribute to an inaccurate diagnosis. The crystal design also reduces “dead time” - the time interval following the detection and registration of an event during which a subsequent event cannot be detected.  The basic unit of identification within each crystal module is small, thereby reducing the probability of multiple hits during a dead period for higher levels of radioactive flux (activity in the patient).

The POSICAM™ system creates a high number of finely spaced image slices.  An image slice is a cross-sectional view that is taken at an arbitrary angle to the angle of the organ being scanned, and not necessarily the angle a physician wishes to view.  The POSICAM™ computer can then adjust the cross-sectional view to create an image from any desired angle.  The high number of finely spaced image slices created by the POSICAM™ system enhances the accuracy of the interpreted image set.

An integral part of a POSICAM™ system is its proprietary data acquisition microprocessor and its application system software.  The Company’s software can reconstruct an image in five seconds or less.  The Company has expended substantial effort and resources to develop computer software that is user-friendly and clinically oriented.  The only personnel needed to perform clinical studies with the POSICAM™ systems are a trained nurse, a trained technician and an overseeing physician for patient management and safety.

POSICAMTM HZ, HZL and mPowerTM

In addition to the basic POSICAM™ system, the Company offers two advanced versions, the POSICAM™ HZ and the POSICAM™ HZL, which are now being further enhanced to become the mPowerTM product line.  Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and scan large organs, such as the liver.  The mPower™ systems employ new detector concepts to satisfy these needs while maintaining the high count rate capability and sensitivity of the basic POSICAM™.  In May 1991, the Company received approval from the FDA to market the POSICAM™ HZ, and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM™ HZ and HZL.  In July 1993, the Company received FDA approval to market in the United States the POSICAM™ HZL, which has a larger axial field of view than the POSICAM™ HZ, facilitating whole body scanning and the scanning of large organs.  The Company is currently in the process of filing a new 510(k) with the FDA for enhancements in the systems that will be seen in the mPowerTM product.

The Company believes that the special features of the POSICAM™ HZL and mPowerTM systems enhance their usefulness in oncology and neurology applications.  Furthermore, many price sensitive hospitals and health care providers may seek to leverage external resources for the delivery of PET diagnostic services for their patients. To respond to this market need, the Company intends to expand into the mobile PET market, for which the Company has previously received 510(k) approval from the FDA.  In addition, the POSICAMTM system has been registered with the State of Texas Department of Health, Bureau of Radiation Control, as a Device suitable for both stationary and mobile use.

Customer Service and Warranty

The Company has five (5) field service engineers in the United States who have primary responsibility for supporting and maintaining the Company’s installed equipment base.  In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The Company typically provides a one-year warranty to purchasers of POSICAM™ systems.  However, in the past, the Company offered multi-year warranties to facilitate sales of its systems.  Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls.  The Company offers to provide service to all of its POSICAM™ systems, eleven (11) of which are under formal service contracts:  three (3) service contracts are automatically renewed on a month-to-month basis; and, eight (8) expire in 2003.  The Company intends to negotiate the extension of all of the service contracts expiring in 2003; however, there can be no assurance that such extensions will be obtained.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM™ systems during 2002 and 2001.

Competition

The Company faces competition from three other commercial manufacturers of PET systems and from other imaging technologies. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others.  However, magnetic resonance angiography (“MRA”) is seen by some cardiologists to be competitive with PET myocardial perfusion imaging (“MPI”).

The Company’s primary competition from commercial manufacturers of PET systems comes from General Electric Medical Systems (“GEMS”) a division of General Electric Company (“GE”), Siemens Medical Systems, Inc. in a joint venture with CTI, Inc. of Knoxville, Tennessee (“CTI/Siemens”), and ADAC Medical Systems, which was acquired by Philips Medical (“ADAC/Philips”).  GE, CTI/Siemens and ADAC/Philips have substantially greater financial, technological and personnel resources than the Company.  See “Item 1.  Description of Business—Risk Associated with Business Activities—Substantial Competition and Effects of Technological Change”.  In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan but not in the United States.  These manufacturers represent additional sources of competition that have greater financial, technological and personnel resources than the Company.

GE and CTI/Siemens each introduced a scanner in 2001 that combined CT scanning and PET in one gantry.  This scanner type could put Positron at a competitive disadvantage.  High field MRI technology, an advanced version of MRI, is in the development stage, but is a potential competitor to PET in certain neurology and oncology applications.  Presently, high field MRI may be useful in performing certain research (non-clinical) applications such as blood flow studies to perform “brain mapping” to localize the portions of the brain associated with individual functions (such as motor activities and vision). However, high field MRI does not have the capability to assess metabolism.  The Company cannot presently predict the future competitiveness of high field MRI.

Third-Party Reimbursement

POSICAM™ systems are purchased or leased primarily by medical institutions and clinics, which provide health care services to their patients.  Such institutions or patients typically bill or seek reimbursement from various third-party payers such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services.  The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

Medicare/Medicaid reimbursement.  Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging.  Decisions as to such policies for major new medical procedures are typically made by the Center for Medicare and Medicaid Services (“CMS”) formerly the U.S. Health Care Financing Administration, based in part on recommendations made to it by the Office of Health Technology Assessment (“OHTA”).  Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA.  Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies.  In 1999, CMS approved reimbursement on a trial basis for limited cardiac, oncological, and neurological diagnostic procedures.  In December 2000, CMS expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners.  In July 2001, CMS further expended its coverage of these procedures and virtually eliminated reimbursement for SPECT imagers performing PET scans.  This helped to strengthen the market for “true” PET scanners.  In 2001, CMS also implemented its procedures to differentiate hospital based outpatient services from free-standing outpatient services.  Under this new program, hospital based PET centers are to be paid less for providing PET services than free-standing centers.  This program was to be finalized in 2002.  Although expanding, Medicare and Medicaid reimbursement for PET imaging continues to be restrictive.  Although the CMS broadened coverage in 2000, the agency has

FY 2002	POSITRON CORPORATION	FORM 10-KSB

maintained that it intends to evaluate the effectiveness of PET and may change its policy toward reimbursement at some future date.  The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company’s business, financial condition, results of operations and cash flows.

In 1996, CMS approved reimbursement for one PET procedure in cardiology.  In 1998, four additional procedures in cardiology, oncology and neurology were approved.  In February 1999, three additional procedure reimbursements were approved in oncology.  In December 2000, six additional procedure reimbursements were approved in oncology, one in cardiology and one in neurology.  In 2001, further refinements of the reimbursement policies were introduced with expansion in oncology.  Whether CMS will continue to approve additional reimbursable procedures, and whether private insurers will follow CMS’s lead are unknown at this time.  PET scanner demand in the US increased markedly after the announcement of increasing reimbursement.  It is unknown at this time if the increase in demand will be sustained as reimbursement expands.

In March 2000, the FDA issued a “Draft Guidance” finding 18-FDG and 13-NH3 (radiopharmaceuticals used in the Company’s PET scanner) to be safe and effective for broad oncology and cardiology indications.   There is no assurance, however, that the FDA’s findings in the future will not change or that additional radiopharmaceuticals will be approved.

Private insurer reimbursement.  Until the expansion of coverage of CMS, most insurance carriers considered PET imaging to be an investigational procedure and did not reimburse for procedures involving PET imaging.  However, this perspective has begun to change as a result of Medicare’s expanding acceptance of reimbursements for certain PET procedures.  The Company believes that certain private insurance carriers are expanding coverage as experience is gained with PET imaging procedures.  While they may not have broad PET reimbursement policies in place today, those providing some reimbursement for PET scans do so on a case-by-case basis.

Any limitation of Medicare, Medicaid or private payer coverage for PET procedures using the POSICAM™ system will likely have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Manufacturing

The Company believes that it currently has the ability to assemble its POSICAM™ scanners in a 9,000 square foot area of its 12,800 square foot corporate facility located in Houston, Texas.  Scanners are generally produced by assembling parts furnished to the Company by outside suppliers.  The Company believes that it can assemble and test a typical POSICAM™ system in two to three months.

There are several essential components of the Company’s POSICAM™ and mPowerTM systems which are obtained from limited or sole sources, including bismuth germinate oxide (“BGO”) crystals, which detect gamma photons from positron emissions, and photomultiplier tubes, which convert light energy emitted by such crystals into electrical impulses for use in the image reconstruction process.  During 2000, the Company qualified a second vendor for BGO crystal assemblies.  This has reduced the Company’s exposure in this critical component.  While the Company attempts to make alternate supply arrangements for photomultiplier tubes and other critical components, in the event that the supply of any of these components is interrupted, there is no assurance that those arrangements can be made and will provide sufficient quantities of components on a timely or uninterrupted basis.  Further, there is no assurance that the cost of supplies will not rise significantly or that components from alternate suppliers will continue to meet the Company’s needs and quality control requirements.

Research and Development

The Company’s POSICAM™ systems are based upon proprietary technology initially developed at the University of Texas Health Science Center (“UTHSC”) in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research  (“Clayton Foundation”), a Houston-based, non-profit organization.  Since that time, the Company has funded further product development and commercialization of the system.  These research and development activities are costly and critical to the Company’s ability to develop and maintain improved systems.  The Company’s research and development expenses were approximately $1,036,000 and $1,125,000 for the years 2002 and 2001, respectively.   The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $181,000 were included in liabilities at December 31, 2002.

Two of the Company’s patents, issued in January 1986 and February 1987 and expiring in January 2003 and February 2004, respectively, relate to the staggered crystal array design of its original POSICAMTM systems.  One additional patent issued in June 1987 and expiring in June 2004 relates to technology, which the Company, by obtaining the patent, has reserved the right to use.  The Company maintains certain of its patents in Germany and has applied for certain patents in Japan.

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

Backlog

As of December 31, 2002, the Company had two outstanding orders for mPower™ systems.  In conjunction with these orders, the Company received deposits of $752,500 from customers.  The Company also had one outstanding order at December 31, 2002 for a remanufactured POSICAM™ Auricle system.  The Company received $450,000 in deposits from the customer relating to this order.

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

Employees

As of December 31, 2002, the Company employed twenty-eight (28) full-time employees and two (2) full-time consultants: six (6) in engineering, five (5) in customer support, eleven (11) in manufacturing, one (1) in sales and marketing, and five (5) in the executive and administration department.  None of the Company’s employees are represented by a union.  The Company believes its relations with its employees are good.

Risks Associated with Business Activities

History of Losses.  To date the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2002, the Company had a net loss of approximately $2,967,000, compared to a net loss of $3,706,000 during 2001.  At December 31, 2002, the Company had an accumulated deficit of approximately $57,667,000.  There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the sizable sales price of each POSICAM™ system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Recruiting and Retention of Qualified Personnel.  The Company’s success is dependent to a significant degree upon the efforts of its executive officers and key employees.  The loss or unavailability of the services of any of its key personnel could have a material adverse effect on the Company.  The Company’s success is also dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly management, research and development, sales and marketing and engineering.  There can be no assurance that the Company will be able to continue to hire and retain a sufficient number of qualified personnel.  If the Company is unable to retain and attract such qualified personnel, its business, operating results and cash flows could be adversely affected.

Working Capital - Default on Loan.   At December 31, 2002, the Company had cash and cash equivalents that totaled $107,000 compared to $635,000 at December 31, 2001.  The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company.  In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder secured by substantially all of the Company’s assets.  In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.  In addition, the Company is currently in default on installments of principal and interest on the $2,000,000 note payable to a stockholder.  If we are unable to refinance or otherwise satisfy the note payable to a stockholder or to otherwise obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

NASDAQ SmallCap Market Eligibility Failure to Meet Maintenance Requirements: Delisting of Securities from the NASDAQ System.  The Company’s common stock was previously listed on the NASDAQ SmallCap Market.  The Board of Governors of the National Association of Securities Dealers, Inc. (“NASD”) has established certain standards for the continued listing of a security on the NASDAQ SmallCap Market.  The standards required for the Company to maintain such listing include, among other things, that the Company have total capital and surplus of at least $2,000,000.  In 1997, the Company failed to maintain its NASDAQ stock market listing and may not meet the substantially more stringent requirements to be re-listed for some time in the future. There can be no assurances that the Company will ever meet the capital and surplus requirements needed to be re-listed under the NASDAQ SmallCap Market System.

Trading of the Company’s common stock is currently conducted on the NASD’s Electronic Bulletin Board.  Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities.  Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  Securities are exempt from these rules if the market price is at least $5.00 per share.  As of December 31, 2002, the closing price of the Company’s common stock was $0.01.  In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  The Company’s common stock is currently subject to such penny stock rules.  The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.  As a penny stock, the market liquidity for the Company’s common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

Substantial Competition and Effects of Technological Change.  The industry in which the Company is engaged is subject to rapid and significant technological change.  There can be no assurance that POSICAM™ systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive.  The Company faces competition in the United States PET market primarily from GE, CTI/Siemens and ADAC/Philips, each of which has significantly greater financial and technical resources and production and marketing capabilities than the Company.  In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. The Company also faces competition from other imaging technologies, which are more firmly established and have a greater market acceptance, including SPECT.  There can be no assurance that the Company will be able to compete successfully against any of its competitors.

No Assurance of Market Acceptance.   The POSICAM™ systems involve new technology that competes with more established diagnostic techniques.  The purchase and installation of a PET system involves a significant capital expenditure on the part of the purchaser.  A potential purchaser of a PET system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure.  There can be no assurance that PET technology or the Company’s POSICAM™ systems will be accepted by the target markets, or that the Company’s sales of POSICAM™ systems will increase or that the Company will be profitable.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Patents and Proprietary Technology.  The Company holds certain patent and trade secret rights relating to various aspects of its PET technology, which are of material importance to the Company and its future prospects.  There can be no assurance, however, that the Company’s patents will provide meaningful protection from competitors.  Even if a competitor’s products were to infringe on patents held by the Company, it would be costly for the Company to enforce its rights, and the efforts at enforcement would divert funds and resources from the Company’s operations.  Furthermore, there can be no assurance that the Company’s products will not infringe on any patents of others.

In addition, the Company requires each of its consultants to enter into a confidentiality agreement designed to assist in protecting the Company’s proprietary rights. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company’s trade secrets or proprietary know-how in the event of unauthorized use or disclosure of such information, or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets and proprietary know-how.

Government Regulation.  Various aspects of testing, manufacturing, labeling, selling, distributing and promoting our systems and the radiopharmaceuticals used with them are subject to regulation on the federal level by the FDA and in Texas by the Texas Department of Health and other similar state agencies.  In addition, sales of medical devices outside the United States may be subject to foreign regulatory requirements that vary widely from country to country.  The FDA regulates medical devices based on their device classification.  Positron’s device is listed as a Class II medical device, the safety and effectiveness for which  are regulated by the use of special controls such as published performance standards.  To date, the FDA has not published performance standards for PET systems.  If the FDA does publish performance standards for PET systems, there can be no assurance that the standards will not have a potentially adverse effect on our product, including substantial delays in manufacturing or disrupting the Company’s marketing activities.  Other FDA controls, reporting requirements and regulations also apply to manufacturers of medical devices, including:  reporting of adverse events and injuries, and the mandatory compliance with the Quality System Regulations commonly known as Good Manufacturing Practices.

In addition to the regulatory requirements affecting the day-to-day operations of the Company’s product, the FDA requires medical device manufacturers to submit pre-market clearance information about their proposed new devices and/or proposed significant changes to their existing device prior to their introduction into the stream of commerce.  This process, commonly referred to as a 510(k) Clearance, is an extensive written summary of performance information, comparative information with existing medical devices, product labeling information, safety and effectiveness information, intended use information, and the like.  Until the FDA has had the opportunity to thoroughly review and “clear” the submission, commercial distribution of the product is specifically disallowed.  Although the FDA is required to respond to all pre-market notifications within ninety days of receiving them, the FDA often takes longer to respond.  Once the FDA has cleared the device, it notifies the manufacturer in terms of a “substantial equivalence” letter.  The manufacturer may begin marketing the new or modified device when it receives the substantial equivalence letter.  If the FDA requires additional information or has specific questions, or if the Company is notified that the device is not “substantially equivalent” to a device that has already been cleared, the Company may not begin to market the device.  A non-substantial equivalence determination or request for additional information of a new or significantly modified product could materially affect the Company’s financial results and operations. There can be no assurance that any additional product or enhancement that the Company may develop will be approved by the FDA.  Delays in receiving regulatory approval could have a material adverse effect on the Company’s business.  The Company submitted an application for such a 510(k) clearance on June 18, 2002 and was granted a new 510(k) on July 12, 2002, number K022001.

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company’s operation in November 2001.  The inspection resulted in issuance of five inspectional observations.  The Company is in the process of addressing all five inspectional observations and providing responses to the FDA.  The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company’s corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet expected dates of completion for compliance.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes.  Positron submitted a new application to the Texas Department of Health for a Radioactive Material License on July 10, 2000 and was granted a Radioactive Material License with an expiration date of July 31, 2007.  While in the past the Company has received notice of only minor violations which were promptly and easily corrected, and while the Company believes that it has taken adequate measures to prevent the recurrence of any violations, there is no assurance that violations may not occur in the future, which could have a material adverse effect on the Company’s operations.  In addition, Texas state law requires a safety evaluation of devices that contain radioactive materials.  The Company submitted an application for such an evaluation to the Texas Department of Health, Bureau of Radiation Control.  As a result, Positron’s medical diagnostic scanner has been placed on the Registry of Radioactive Sealed Sources and Devices as of September 20, 2001.

The Company’s operations and the operations of PET systems are subject to regulation under federal and state health safety laws, and purchasers and users of PET systems are subject to federal and state laws and regulations regarding the purchase of medical equipment such as PET systems.  All laws and regulations, including those specifically applicable to the Company, are subject to change.  The Company cannot predict what effect changes in laws and regulations might have on its business.  Failure to comply with applicable laws and regulatory requirements could have material adverse effect on the Company’s business, financial conditions, results of operations and cash flows.

Further, sales of medical devices outside the country may be subject to foreign regulatory requirements.  These requirements vary widely from country to country.  There is no assurance that the time and effort required to meet those varying requirements may not adversely affect Positron’s ability to distribute its systems in some countries.

Certain Financing Arrangements.  In order to sell its POSICAM™ systems, the Company has from time to time found it necessary to participate in ventures with certain customers or otherwise assist customers in their financing arrangements.  The venture arrangements have involved lower cash prices for the Company’s systems in exchange for interests in the venture. These arrangements expose the Company to the attendant business risks of the ventures.  The Company has, in certain instances, sold its systems to financial intermediaries, which have, in turn, leased the system.  Such transactions may not give rise to the same economic benefit to the Company as would have occurred had the Company made a direct cash sale at its regular market price on normal sale terms.  There can be no assurance that the Company will not find it necessary to enter similar transactions to effect future sales.  Moreover, the nature and extent of the Company’s interest in such ventures or the existence of remarketing or similar obligations could require the Company to account for such transactions as “financing arrangements” rather than “sales” for financial reporting purposes.  Such treatment could have the effect of delaying the recognition of revenue on such transactions and may increase the volatility of the Company’s financial results.

Product Liability and Insurance.  The use of the Company’s products entails risks of product liability.  There can be no assurance that product liability claims will not be successfully asserted against the Company.

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

Item 2. Description of Property

The Company is headquartered in Houston, Texas, where it leases a 12,800 square foot facility.  That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through March 31, 2004.  The lease expires on March 31, 2004.  The Company anticipates that the facility will be sufficient for 2003 operating activities.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Item 3. Legal Proceedings

ProFutures Capital Bridge Fund, L.P.

On September 26, 2000, ProFutures Bridge Capital Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract (the "Complaint").  The Complaint alleged that the Company breached four stock purchase warrants issued to ProFutures on the bases that the Company failed to notify ProFutures of dilutive events and failed to register the full number of shares ProFutures as allegedly entitled to purchase under the warrants when, on February 14, 2000, the Company registered 1,500,000 shares of stock underlying ProFutures' warrants instead of 4,867,571.  The Complaint further alleged that the Company's issuance of shares of common stock to Imatron, Inc. on or about January 22, 1999, (the "Imatron Transaction") was a dilutive event pursuant to the anti-dilution clauses of the four stock purchase warrants.  The Complaint sought declarations that the consideration received by the Company in the Imatron Transaction increased the number of shares issuable under the warrants, the Company breached the warrants by failing to notify ProFutures of the Imatron Transaction and its effect on ProFutures' warrants at the time of the Imatron Transaction and that the Company further breached the warrants by failing to register the number of shares ProFutures alleged were purchasable under its warrants.  The Complaint sought an unspecified amount of monetary damages.

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002.  The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002.  The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron.  The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron transaction.  Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and the ProFutures was not entitled to recover actual damages.  Therefore ProFutures was awarded $1 in nominal damages.  ProFutures has appealed the trial Court’s findings and Positron has cross-appealed.  Those appeals are presently pending before the Court of Appeals, State of Colorado.

In the federal case of ProFutures v. Positron, et al., United States District Court for the District of Colorado, Case No. 02-N-0154, the Complaint alleged two causes of action against the Company: fraudulent transfer and injunctive relief.  The allegations arose out of a June 2001 loan agreement between Positron and Imatron.  The action was dismissed in 2002 without prejudice.

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

The Company entered into a Settlement Agreement and Release with China Xinxing in November 2002.  The Company is obligated to pay the $297,000 obligation in five periodic monthly installments of $50,000 beginning in November 2002, with a sixth final payment of approximately $47,000 due in March 2003.  The Company has paid the first four installments, but requested an extension of time for making the fifth installment payment due February 28, 2003.  Timely payment of these installment obligations will satisfy the Company’s obligations under the award.

10P10, L.P.

In December 2001, 10P10, L.P., the Company’s previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement.  The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises.  10P10, L.P. has asserted a claim in excess of $150,000.  Although the Company disputes the amount of the claim, due to the pending lawsuit, Company management took a conservative position and recorded this sum as an accrued liability as of December 31, 2002.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

In December 1993, the Company completed an initial public offering of 1,750,000 shares of common stock and 1,946,775 redeemable warrants (the “Redeemable Warrants”) to purchase common stock (the “Initial Public Offering”).  Prior to the Initial Public Offering there was no public market for the Company’s common stock. The Redeemable Warrants expired in December 1998.  The Company’s common stock is currently traded in the over-the-counter securities market, and quoted on the NASD’s Electronic Bulletin Board under the symbol POSC. The Company’s common stock and, prior to their expiration, the Redeemable Warrants, were previously traded on the NASDAQ SmallCap Market but were delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ SmallCap Market.  See “Item 1. Description of Business – Risks Associated with Business Activities.”

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2002 and 2001, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2002		2001

	High	Low	High	Low

First Quarter	$0.11	$0.08	$0.40	$0.13
Second Quarter	$0.13	$0.05	$0.26	$0.10
Third Quarter	$0.13	$0.06	$0.28	$0.19
Fourth Quarter	$0.08	$0.01	$0.24	$0.07

There were approximately 260 shareholders of record of common stock as of March 13, 2003, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  The Series A Preferred Stock Statement of Designation prohibits the Company from paying any common stock dividends until all required dividends have been paid on the Series A Preferred Stock.  As of December 31, 2002, approximately  $291,000 of preferred stock dividends are undeclared and unpaid by the Company.

In consideration for the issuance by the Company’s President and CEO, Gary H. Brooks, to the Company of a promissory note in the principal amount of $75,000, on October 30, 2002, the Company granted Gary H. Brooks warrants to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share that are exercisable through October 31, 2007.  The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.

Item 6.
Management’s Discussion and Analysis or Plan of Operation

General

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company’s POSICAM™ system, 12 of which are currently in operation in certain medical facilities in the United States and 7 are operating in international medical institutions.  The Company has never been able to sell its POSICAM™ systems in sufficient quantities to achieve operating profitability.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

In May 1998, the Company entered into a series of agreements (the “Imatron Transaction”) with Imatron, a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company.  In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations.  The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the loan agreement up to an additional $100,000.  As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements.  The loan bore interest at 1/2% over the prime rate and was secured by all of Positron’s assets.

Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company’s common stock on January 22, 1999, representing, at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time.  In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM™ systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron.

Consummation of the issuance of shares to Imatron was conditioned upon, among other things (a) the resignation of each officer of Positron, (b) the resignation of at least three of the four Positron directors and the appointment of Imatron’s nominees to fill such vacancies, and (c) Positron shareholder approval of an amendment to Positron’s Articles of Incorporation to increase its authorized common stock to 100,000,000 shares of common stock.  All of those conditions were met, and the shares were issued on January 22, 1999. Through Imatron’s efforts, private placements were concluded in August 1999 resulting in a net equity infusion of approximately $11.4 million to Positron.

As part of the consummation of the Imatron Transaction in January 1999, all of the Company’s officers resigned and all directors, except for Gary B. Wood, resigned from the Board.  S. Lewis Meyer was appointed as Chairman of the Company’s Board of Directors.  Mr. Meyer is neither an employee nor an executive officer of the Company.  Gary H. Brooks was also appointed to serve on the Company’s Board of Directors.  Additionally, Mr. Brooks was appointed as President, Secretary, and Acting Chief Financial Officer.  The Company’s shareholders approved an amendment to Positron’s Articles of Incorporation to increase its authorized common stock to 100,000,000 shares.

Results of Operations

The operations of the Company for the year ended December 31, 2002 resulted in a net loss of $2,967,000 compared to a net loss of $3,706,000 in 2001.  The operating results included the recognition of $18,000 in profits on the sale of three systems in 2002 compared to a loss of $459,000 on the sale of one system in 2001.  Operating results included inventory write-downs of $180,000 in 2002 compared to $775,000 in 2001.

Revenues.  The Company generated $3,319,000 in revenues from the sale of three systems in the year ended December 31, 2002 compared to revenues of $872,000 from the sale of one system in 2001.  Revenues from service and components decreased by $305,000 to $1,363,000 in 2002 compared to $1,668,000 in 2001, as a result of systems that were taken out of service.

Cost of Sales and Services.  The Company incurred costs of $3,301,000 on the sale of three systems in 2002 compared to costs of $1,331,000 related to the sale of one system in 2001.  Service and component costs deceased by $187,000 to $613,000 in 2002 from $800,000 in 2001.  Operating results included inventory write-downs of $180,000 in 2002 compared to $775,000 in 2001.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Operating Expenses.  Selling, general and administrative expenses increased $193,000 to $2,247,000 in 2002 from $2,054,000 in 2001.  The $193,000 increase in costs was primarily attributable to charges for legal services provided in conjunction with the litigation involving ProFutures Capital Bridge Fund, L.P.  The Company decreased research and development expenses by $89,000 to $1,036,000 in 2002 from $1,125,000 in 2001.  The $89,000 decrease in costs primarily resulted from a reduction in personnel.

Other Income (Expenses).  Interest expense increased $131,000 to $324,000 in 2002 from $193,000 in 2001, primarily as a result of interest charges on the note payable to a stockholder.  Interest income in 2002 decreased $43,000 to $2,000 from $45,000 in 2001, as a result of significant reductions in the amounts of invested funds in 2002.  The Company recognized $50,000 in income in 2002 on the forfeiture of a purchase deposit on a system.

Net Operating Loss Carryforwards

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2002, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $9,873,000, which expire in 2003 through 2022.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL’s that it had previously accumulated to offset taxable income.

Liquidity and Capital Reserves

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At December 31, 2002, the Company had an accumulated deficit of $57,667,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

At December 31, 2002, the Company had cash and cash equivalents that totaled $107,000 compared to $635,000 at December 31, 2001.  The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company.  In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder secured by substantially all of the Company’s assets.  In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.  In addition, the Company is currently in default on installments of principal and interest on the $2,000,000 note payable to a stockholder.  If we are unable to refinance or otherwise satisfy the note payable to a stockholder or to otherwise obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The opinion of the Company’s independent auditor for the year ended December 31, 2002, expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need to increase system sales to become profitable or obtain additional capital.

Related Party Transactions

Imatron Transaction.  In May 1998, the Company entered into an agreement (the “Imatron Transaction”) with Imatron.   Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company’s common stock on January 22, 1999, representing at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time.  In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM™ systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron.  During the year ended December 31, 2001, Imatron loaned the Company $2,000,000 (Note 7).  On December 19, 2001, Imatron was acquired by General Electric Company.  General Electric Company is a competing manufacturer of PET imaging systems.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Promissory Notes.  The Company was involved in two separate loan arrangements during 2002 for the purpose of obtaining operating funds on a short-term basis.  On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO.  On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder.  These promissory notes were unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days’ written notice, but in no event later than November 30, 2002.  Both promissory notes were repaid in full in November of 2002.

In conjunction with the promissory note for $75,000, the Company granted its President & CEO warrants to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share that are exercisable through October 31, 2007.  The warrants had an approximate value of $14,000 at the date of issue.  Such cost is treated as a loan origination cost and was amortized to expense in 2002 over the term of the note, using the effective interest method.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The implementation of SFAS No. 141 did not impact the Company’s financial position or results of operations because the Company did not complete any business combinations or record any significant intangibles during the year ended December 31, 2002.  In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The implementation of SFAS No. 142 did not impact the Company’s financial position or results of operations because the Company has not entered into any transactions that resulted in the recognition of goodwill and has recognized no other intangibles.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations because the Company does not currently have significant long-lived assets.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial statements.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The adoption of SFAS No. 148 did not impact the Company’s financial disclosures.

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

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

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements:  the ability of the Company to attain widespread market acceptance of its POSICAM™ systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company’s services; and competitive factors.  The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

Item 7. Financial Statements

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Ham, Langston & Brezina, L.L.P. has been the Company’s principal independent accountants since 1997.  No disagreements exist between the Company and Ham, Langston & Brezina, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company as of March 28, 2003 consist of the following individuals:

Name	Age	Position

Gary H. Brooks	54	Director, President, Chief Executive Officer and Secretary (appointed CEO effective February 1, 2002)

Sachio Okamura	50	Director (appointed April 1, 2001)

Mário Leite Silva	30	Director (appointed May 10, 2002)

Ross K. Hartz	50	Vice President of Engineering

Michael L. Golden	49	Chief Financial Officer (appointed March 1, 2002)

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

Mário Filipe Moreira Leite da Silva was appointed as a Director of Positron Corporation in May of 2002.  Mr. da Silva currently holds the positron of Director of Financim – Financiamentos Molbilários, S.G.P.S., S.A.  From May 2001 to April 2002, he served as Finance and Organization Director for Imediata Group.  Mr. da Silva served as Controller/Finance Director with Grundig from October 1999 to May 2001.  From July 1998 to September 1999, he was Team Manager for the auditing department at Price Waterhouse Coopers.  From October 1996 to June 1998, Mr. da Silva served as a finance auditor and economic consultant for Price Waterhouse.  Mr. da Silva began his professional career with BNC – Banco Nacional de Crédito Imobiliário from September 1995 to October 1996.  Mr. da Silva received and Degree in Economy from the Faculty of Economy, Porto University, and a Masters Degree in Entrepreneurial Sciences, Speciality in Finance from the Faculty of Economy, Porto University.

Sachio Okamura has served as a director since his appointment to the Board of the Company on April 1, 2001.  Mr. Okamura has performed bio-medial consulting services for Okamura Associates, Inc. from 1993 through the present date.  These consulting services have included regulatory, distribution, licensing, joint venture, investment, merger and acquisition activities involving businesses in the United States and Japan.  Mr. Okamura was in charge of bio-medical business development for various offices of Mitsubishi Corporation from 1978 through 1993.  Mr. Okamura received a BS in Biochemistry in 1975 from the University of California, Davis and a Master of International Business fro the American Graduate School of International Management in 1978.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

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

S. Lewis Meyer, former Chairman of the Board, resigned as a director on March 3, 2003.

Item 10. Executive Compensation

The following tables set forth certain information with respect to compensation paid by the Company and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 2002, 2001 and 2000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(a)	Bonus(a)	Other Annual Compensation	Restricted Stock Awards	Options/SARs	LTIP Payouts	All Other Compensation(b)

Gary H. Brooks,	2002	$223,000	--	--	--	--	--	$5,177
President, Chief	2001	$211,000	--	--	--	--	--	$1,582
Executive Officer andSecretary	2000	$201,833	49,000	--	--	--	--	$1,590

Wayne E. Webster(e)	2002	$217,000	--	--	--	--	--	$3,752
Vice President	2001	$157,000	--	--	--	1,460,000	--	$1,610
Marketing, Sales, & Service	2000	$80,397(c)	--	--	--	40,000	--	$738

Ross K. Hartz	2002	$143,000	$23,000	--	--	--	--	$2,144
Vice President	2001	$156,685	--	--	--	--	--	$2,350
of Engineering	2000	$144,742	$33,982	--	--	--	--	$2,171

Michael L. Golden	2002	$99,000	--	--	--	--	--	$1,491
Chief Financial Officer	2001	$94,000	--	--	--	--	--	$1,416
	2000	$34,000(d)	--	--	--	--	--	--

(a)	Amounts shown include cash compensation earned with respect to the year shown above.

(b)	Represents the Company’s matching contributions to its 401(k) plan.

(c)	This number reflects compensation paid to Mr. Webster from the time he was hired in March 2000 through December 31, 2000.

(d)	This number reflects compensation paid to Mr. Golden from the time he was hired in August 2000 through December 31, 2000.

(e)	Wayne E. Webster served as an officer of the Company through December 31, 2002.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Compensation of Directors

Beginning January 22, 1999 through current date, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

On and after October 6, 1999, each non-employee director is eligible to receive an option to purchase 25,000 shares of common stock under Positron's 1999 Non-employee Directors’ Stock Option Plan.  The exercise price is equal to 85% of the fair market value of the common stock on the date of grant.  In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant.  Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant.  In the latter event, the common stock acquired upon exercise of such options are subject to a right of repurchase in favor of Positron which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.

Compensation Arrangements

Effective January 22, 1999, the Company entered into an employment agreement with Gary H. Brooks.  Pursuant to the Agreement, he was appointed initially as President of the Company with an initial employment term ending June 15, 2000, with a rolling six month basis thereafter.  From January 22, 1999 until June 15, 1999, and then from June 15, 1999 through August 31, 1999, his base salary was $1,000 and $3,417 per month respectively, reflecting his less than full-time commitments to the office during these periods.  Effective September 1, 1999 and with his full-time assignment with the Company, his salary increased to $185,000 on an annualized basis.  In addition to participation in the Company's group benefit plans and a monthly automobile allowance, Mr. Brooks was given the opportunity to purchase for $20,000 a warrant to purchase 3,000,000 shares of the Company's common stock exercisable at $0.30 per share.  The warrant, and the underlying common stock, are subject to the Company's repurchase right, which lapses 25% immediately and the remainder annual over the next three years. The base salary for Mr. Brooks was increased to $205,000 effective June 15, 2000 and was increased again to $217,000 effective January 1, 2002.  The Board can terminate Mr. Brooks' employment without cause on thirty days' written notice and the payment of base salary for the remainder of the employment term or six months, whichever is greater.

Effective January 17, 2001, the Company reached an agreement on the revised terms of employment with Wayne E. Webster in conjunction with his appointment as Vice President of Marketing, Sales, and Service.  Mr. Webster’s employment was at-will.  This agreement established an annual base salary of $140,000, as well as a commission structure that ranged from .7% to 1.5% of the contract amount on the sale of systems (excluding sales in Japan).  In addition to participation in the Company’s group benefit plans and a monthly automobile allowance, Mr. Webster was awarded an option to purchase an additional 600,000 shares of the Company’s common stock exercisable at $0.26 per share.  This stock option is subject to quarterly vesting over a four-year period and expires after ten years.  Mr. Webster served as an officer of the Company through December 31, 2002.

Compensation Plans

Key Employee Incentive Compensation.  The Company has an incentive compensation plan for certain key employees and its Chairman.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors.  During 2002, the Company did not pay any bonus pursuant to the incentive compensation plan.

Employee Stock Option Plan.  Positron’s Board administers the 1999 Employee Stock Option Plan, which was adopted by the Board effective June 15, 1999.  The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants.  The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of Positron capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.  As of December 31, 2002, a total of 3,612,500 options have been granted under the 1999 Stock Option Plan, of which none have been exercised and 1,841,250 are outstanding, and of which 1,841,250 are subject to vesting and 1,547,190 are fully vested.  As of December 31, 2002, a total of 147,495 fully vested options remain outstanding under Positron’s 1994 Stock Option Plan, which was terminated effective October 6, 1999.

Non-Employee Directors’ Stock Option Plan.  The 1999 Non-employee Directors’ Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock.  The exercise price of the options is 85% of the fair market value of the common stock on the date of grant.  The Directors’ Plan is administered by the Board.  Options granted under the Directors’ Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant.  To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates As of December 31, 2002, a total of 250,000 fully vested options have been granted and remain outstanding under the Directors’ Plan.

1999 Stock Bonus Incentive Plan.  In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee.  The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan.  The Stock Bonus Plan is currently administered by the Board.  Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary.  The shares become exercisable according to a schedule to be established by the Board at the time of grant.  As of December 31, 2002, no options have been granted under the 1999 Stock Bonus Incentive Plan.

1999 Employee Stock Purchase Plan.  A total of 500,000 shares of common stock have been reserved for issuance under Positron’s Employee Stock Purchase Plan (the “Purchase Plan”), none of which has as yet been issued.  The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months.  Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000.  The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower.

401(k) Plan.  The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company makes contributions in an amount equal to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions, as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 2002 and 2001 was approximately $34,000 and $28,000, respectively.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year.  The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2002 or 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 13, 2003 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group.  Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners(a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock	% of Outstanding Common Stock(b)

General Electric Company (c)	9,000,000	14.4%

(a)

Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)	Based on 62,173,303 common shares outstanding on March 13, 2003.

(c)

The 9,000,000 shares of common stock beneficially owned by General Electric Company (“GE”) are held in the name of GE’s wholly-owned subsidiary, Imatron Inc., acquired by GE in a transaction consummated on December 19, 2001.  The headquarters offices of GE are located at 3135 Easton Turnpike, Fairfield, CT 06431.

Security Ownership of Directors and Executive Officers

The following table presents the security ownership of the Company's Directors and Named Executive Officers:

Title of Class	Name of Beneficial Owner	Beneficial Ownership(aa)	Percent of Class(bb)

Common	Gary H. Brooks	3,550,000(cc)	5.7%
Common	S. Lewis Meyer	1,679,000(dd)	2.6%
Common	Sachio Okamura	235,000(ee)	*
Common	Wayne E. Webster	558,750(ff)	*
Common	Ross K. Hartz	313,330(gg)	*
Common	Mário Leite Silva	50,000(hh)	*
Common	Michael L. Golden	28,125(ii)	*

Common	All Directors and Executive Officers as a Group	6,414,205	10.3%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 62,173,303 common shares outstanding as of March 13, 2003.

(cc)	Includes 50,000 shares owned directly and 3,500,000 shares issuable upon the exercise of warrants that are exercisable as of March 13, 2003 or that will become exercisable within 60 days thereafter.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

(dd)

Includes 79,000 shares owned directly and 1,600,000 shares issuable upon the exercise of warrants and options that are exercisable as of March 13, 2003 or that will become exercisable within 60 days thereafter.  Mr. Meyer resigned as a director of the Company on March 3, 2003.

(ee)	Includes 235,000 shares issuable upon the exercise of warrants and options that are exercisable as of March 13, 2003 or that will become exercisable within 60 days thereafter.

(ff)

Mr. Webster was granted options to purchase 1,500,000 shares of common stock in connection with his employment, of which 558,750 are vested as of March 13, 2003.  Mr. Webster served as an officer of the Company through December 31, 2002.

(gg)	Includes 20,830 shares owned directly and options to purchase 330,000 shares of common stock in connection with his employment, of which 292,500 are vested as of March 13, 2003.

(hh)	Includes 50,000 shares issuable upon the exercise of options that are exercisable as of March 13, 2003 or that will become exercisable within 60 days thereafter.

(ii)	Mr. Golden was granted options to purchase 50,000 shares of common stock in connection with his employment, of which 28,215 are vested as of March 13, 2003.

All officers and directors of the Company can be contact through the Houston, Texas office.

The following table summarizes share and exercise information about the Company’s equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
Equity Compensation Plans Approved by Security Holders (1)	2,188,745	$0.54	3,811,255(2)

Equity Compensation Plans Not Approved by Security Holders	0	--	0

TOTAL	2,188,745	$0.54	3,811,255

(1)	Consists of 1999 Stock Option Plan, the 1999 Non-Employee Directors’ Stock Option Plan, the 1999 Stock Bonus Incentive Plan, and the 1999 Employee Stock Purchase Plan, each as amended to date.

(2)

Includes 2,011,255 shares available for issuance under the 1999 Stock Option Plan, 300,000 shares available for issuance under the 1999 Non-Employee Directors’ Plan, 1,000,000 shares available for issuance under the 1999 Stock Bonus Incentive Plan, and 500,000 shares available under the 1999 Employee Stock Purchase Plan.

Please see the discussion set forth above in Item 10 for a description of the material terms of the Company’s equity compensation plans.

Item 12. Certain Relationships and Related Transactions

Note Payable to President and CEO

On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO.  The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days’ written notice, but in no event later than November 30, 2002.  The promissory note was repaid in full in November of 2002.  In consideration for the promissory note, the Company granted its President & CEO warrants to purchase 500,000 shares of common stock, at an exercise price of $0.50 per share that are exercisable through October 31, 2007.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Notes Payable to Stockholders

On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder.  The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days’ written notice, but in no event later than November 30, 2002.  The promissory note was repaid in full in November of 2002.

On June 29, 2001, the Company entered into a loan arrangement with Imatron Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities.  The loan is collateralized by substantially all the assets of the Company.  As of December 31, 2002, principal of $2,000,000 has been advanced on the loan.  The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly.  Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively.  The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.  The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $278,000 at December 31, 2002.  The portions of the loan principal due on December 31, 2001, March 31, 2002, and June 30, 2002 are currently in default.

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

On December 19, 2001, Imatron was acquired by General Electric Company. General Electric Company is a competing manufacturer of PET imaging systems.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibits:

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1994).
4.2	Form of Redeemable Warrant (included as part of Exhibit 4.5)
4.3

Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

4.4

Warrant Agreement dated as of February 29, 1996, between Positron Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

4.5

Specimen Redeemable Warrant Certificate to Purchase Shares of common stock (incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

4.6

Stock Purchase Warrant dated as of February 7, 1996 issued by Positron Corporation to Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

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
10.1

Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.2

Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.3

International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.4†	1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company’s Proxy Statement dated May 2, 1994).
10.5†	Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.6†	Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.7

Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.8	Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.9

Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.10

Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.11

Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.12†	Stock Purchase Warrant dated October 31, 1993, issued to Gary B. Wood (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.13	Amendment No. 1 to Exhibit 10.22 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.14†

Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.15	Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.16†	Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

10.17†

Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.18†

Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.19

Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.20†

Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.21

Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.22

Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.23

Stock Purchase Warrant dated as of October 31, 1993 issued to The Dover Group (incorporated herein by reference to Exhibit 10.57 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.24	Stock Purchase Warrant dated as of October 31, 1993 issued to John Wilson (incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.25†

Stock Purchase Warrant dated as of October 31, 1993 issued to Robert Guezuraga  (incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.26

Stock Purchase Warrant dated as of October 31, 1993 issued to Richard Ronchetti  (incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.27

Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722).

10.28

Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.29

Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.30

Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.31†

Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Richard E. Hitchens (incorporated herein by reference to Exhibit 10.83 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.32†

Employment Agreement dated as of August 19, 1993, by and between Positron Corporation and Howard R. Baker (incorporated herein by reference to Exhibit 10.84 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.33	Amended and Restated Warrant Agreement dated as of April 14, 1994, by and between Positron Corporation and Continental Stock Transfer and Trust Company (including form of Warrant Certificate).
10.34

First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

FY 2002	POSITRON CORPORATION	FORM 10-KSB

10.35

Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.36

Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.37

Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.38

Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.39

First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.40†

Employment Agreement dated January 1, 1996 by and between Werner J. Haas, Ph.D. and Positron Corporation  (incorporated herein by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.41

Loan and Security Agreement made as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.42

First Modification and Extension Agreement made as of January 3, 1996, by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.43

Second Modification and Extension Agreement made as of February 26, 1996 by Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.44

Uro-Tech Loan Conversion Agreement dated as of November 14, 1995, between Positron Corporation and Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.45

Promissory Note dated September 14, 1995, in the principal amount of $1,500,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.46

Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.47

Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.48	Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.49	Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50	Inter-Creditor Agreement (incorporated herein by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.51

Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P. dated November 1, 1996 (incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 10-KSB for the year ended December 1996).

10.52

Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.52 to the Company’s Report on Form 10-KSB for the year ended December 1996).

10.53

InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial & Equity Corporation and ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-KSB for the year ended December 1996).

10.54	Amendment to BF&E loan (incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-KSB for the year ended December 1996).

FY 2002	POSITRON CORPORATION	FORM 10-KSB

10.55	Amendment to Uro-Tech loan (incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-KSB for the year ended December 1996).
10.56

Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-KSB for the year ended December 31, 1996).

10.57	Loan Agreement between Positron Corporation and Imatron, Inc.
10.58	Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10KSB/A-Z for the year ended December 31, 1996).
10.59	Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company’s Proxy Statement dated December 18, 1998).
10.60	Promissory Note from Positron Corporation to Imatron, Inc.
10.61†

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

10.63†	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.64†	1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.65†	1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.66†	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
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

10.70	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on 8-K dated July 12, 2001).
10.71	Employment Agreement dated as of January 17, 2001 by and between Positron Corporation and Wayne E. Webster.
24.1	Powers of Attorney (included on signature page hereto)
27.1	Financial Data Schedule
99.1	Certification - Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
99.2	Certification - Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

Form 8-K Reports:

No current report on form 8-K was filed by the Company during the fourth quarter of 2002.

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constrains, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 28, 2003	By:	/s/ Gary H. Brooks
Gary H. Brooks
President & CEO

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gary H. Brooks and Michael L. Golden, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary H. Brooks	March 28, 2003
Gary H. Brooks
Director, President, Chief Executive Officer and Secretary

/s/ Sachio Okamura	March 28, 2003
Sachio Okamura
Director

/s/ Mário Leite Silva	March 28, 2003
Mário Leite Silva
Director

/s/ Michael L. Golden	March 28, 2003
Michael L. Golden
Chief Financial Officer (Principal Financial and Accounting Officer

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary H. Brooks, certify that:

1.	I have reviewed this annual report of Form 10-KSB of Positron Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons perfoming the equivalent functions):

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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2002	/s/ Gary H. Brooks
Gary H. Brooks
President & CEO

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael L. Golden, certify that:

1.	I have reviewed this annual report of Form 10-KSB of Positron Corporation;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons perfoming the equivalent functions):

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
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2002	/s/ Michael L. Golden
Michael L. Golden
Chief Financial Officer

FY 2002	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
____________

FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT ACCOUNTANTS
for the years ended December 31, 2002 and 2001

FY 2002	POSITRON CORPORATION	FORM 10-KSB

FINANCIAL STATEMENTS
TABLE OF CONTENTS
__________

Page

Report of Independent Accountants	35

Balance Sheet as of December 31, 2002	36

Statements of Operations for the years ended December 31, 2002 and 2001	37

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002 and 2001	38

Statements of Cash Flows for the years ended December 31, 2002 and 2001	39

Notes to Financial Statements	40

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Report of Independent Accountants

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2002 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2002, and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and low inventory turnover.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 21, 2003

FY 2002	POSITRON CORPORATION	FORM 10-KSB

BALANCE SHEET
December 31, 2002
(In thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$107
Accounts receivable, net	1,079
Inventories	3,284
Prepaid expenses	83
Other current assets	83

Total current assets	4,636

Property and equipment, net	303

Total assets	$4,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to stockholder	$2,000
Accounts payable, trade and accrued liabilities	1,827
Customer deposits	2,388
Unearned revenue	178
Current portion of capital lease obligation	33

Total current liabilities	6,426

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 510,219 shares issued and outstanding.	510
Common stock: $0.01 par value; 100,000,000 shares authorized; 62,233,459 shares issued and 62,173,303 shares outstanding.	622
Additional paid-in capital	55,093
Subscription receivable	(30)
Accumulated deficit	(57,667)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(1,487)

Total liabilities and stockholders’ equity	$4,939

See notes to financial statements

FY 2002	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002	2001

Revenue:
System sales	$3,319	$872
Service and components	1,363	1,668

Total revenue	4,682	2,540

Costs of sales and services:
System sales	3,301	1,331
Service, warranty and components	613	800
Write-down of inventory to net realizable value	180	775

Total costs of sales and services	4,094	2,906

Gross profit (loss)	588	(366)

Selling, general and administrative	2,247	2,054
Research and development	1,036	1,125

Loss from operations	(2,695)	(3,545)

Other income (expenses):
Interest expense	(324)	(193)
Interest income	2	45
Loss on retirement of property	--	(13)
Other income	50	--

Total other income (expense)	(272)	(161)

Net loss	$(2,967)	$(3,706)

Basic and diluted loss per common share	$(0.05)	$(0.06)

Weighted average shares outstanding
Basic	62,173	62,063
Diluted	62,173	62,063

See notes to financial statements

FY 2002	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended December 31, 2002 and 2001
(In thousands, except share data)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total

Balance at December 31, 2000	510,219	$ 510	62,107,306	$ 621	$ 54,826	$ (30)	$ (50,994)	$ (15)	$ 4,918

Net loss	--	--	--	--	--	--	(3,706)	--	(3,706)

Conversion of debt To equity	--	--	126,153	1	53	--	--	--	54

Warrants issued pursuant to note payable to shareholder	--	--	--	--	200	--	--	--	200

Balance at December 31, 2001	510,219	510	62,233,459	622	55,079	(30)	(54,700)	(15)	1,466

Net loss	--	--	--	--	--	--	(2,967)	--	(2,967)

Warrants issued pursuant to promissory note	--	--	--	--	14	--	--	--	14

Balance at December 31, 2002	510,219	$ 510	62,233,459	$ 622	$ 55,093	$ (30)	$ (57,667)	$ (15)	$ (1,487)

See notes to financial statements

FY 2002	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,967)	$(3,706)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on retirement of property	--	13
Depreciation expense	91	105
Amortization of loan costs	114	100
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(895)	344
Decrease (increase) in inventories	1,603	(497)
Decrease (increase) in prepaid expenses	(29)	53
Decrease in other current assets	35	310
Increase (decrease) in accounts payable and accrued liabilities	27	(657)
Increase in customer deposits	1,692	403
Decrease in other liabilities	--	(22)
Increase (decrease) in unearned revenue	(140)	150

Net cash used in operating activities	(469)	(3,404)

Cash flows from investing activities:
Capital expenditures	(19)	(126)
Proceeds from sale of short-term investments	--	2,087

Net cash provided by (used in) investing activities	(19)	1,961

Cash flows from financing activities:
Proceeds of note payable to stockholder	--	2,000
Repayment of capital lease obligation	(40)	(36)

Net cash provided by (used in) financing activities	(40)	1,964

Net increase (decrease) in cash and cash equivalents	(528)	521

Cash and cash equivalents, beginning of year	635	114

Cash and cash equivalents, end of year	$107	$635

See notes to financial statements

FY 2002	POSITRON CORPORATION	FORM 10-KSB

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986.  The Company designs, manufactures, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography (“PET”) technology.  These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

Advertising

Nondirect-response advertising costs are charged to operations the first time the advertising takes place.  The cost of direct-response advertising is not significant.  Advertising expenses for 2002 and 2001 were $91,000 and $161,000, respectively.

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

Segment Information

Effective January 1, 1998 the Company adopted SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”.  SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information.  The Company believes that it operates in only one business segment and does not have geographically diversified business operations.  Accordingly, the adoption of SFAS 131 did not have a significant impact on the Company (See Note 15).

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The implementation of SFAS No. 141 did not impact the Company’s financial position or results of operations because the Company did not complete any business combinations or record any significant intangibles during the year ended December 31, 2002.  In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The implementation of SFAS No. 142 did not impact the Company’s financial position or results of operations because the Company has not entered into any transactions that resulted in the recognition of goodwill and has recognized no other intangibles.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations because the Company does not currently have significant long-lived assets.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation.  Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial statements.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The adoption of SFAS No. 148 did not impact the Company’s financial disclosures.

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At December 31, 2002, the Company had an accumulated deficit of $57,667,000 and a stockholders' deficit of $1,487,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized a significant amount of its available cash and the $2,000,000 in proceeds from a note payable to a stockholder to fund its operating activities in 2002 and 2001.  As a result, the Company had cash and cash equivalents of only $107,000 at December 31, 2002.  At the same date, the Company had accounts payable and accrued liabilities of $1,827,000 and was in default on a $2,000,000 note payable to a stockholder.

There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability. The Company's long-term viability as a going concern is dependant on its ability to 1) acheive adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business and 3) meet current commitments and fund the continuation of its business operation in the near future.

3.	Accounts Receivable

Accounts receivable at December 31, 2002 of $1,079,000 consisted of billings related to sales and service contracts.  Included in accounts receivable was an $875,000 installment payment that was due from a customer on the purchase of a system.  The Company collected this payment from the customer on January 3, 2003.

4.	Inventories

Inventories at December 31, 2002 consisted of the following (in thousands):

Raw materials	$1,205
Work in progress	654
Finished goods	1,575

Subtotal	3,434
Less reserve for obsolescence	(150)

Total	$3,284

5.	Property and Equipment

Property and equipment at December 31, 2002 consisted of the following (in thousands):

Furniture and fixtures	$138
Computers and peripherals	292
Machinery and equipment	123

Subtotal	553
Less accumulated depreciation	(250)

Total	$303

FY 2002	POSITRON CORPORATION	FORM 10-KSB

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2002 consisted of the following (in thousands):

Trade accounts payable	$436
Accrued interest	278
Accrued compensation	205
Accrued professional fees	200
Accrued royalties	181
Accrued property taxes	169
Accrued rent	154
Sales taxes payable	93
Other accrued liabilities	61
Accrued warranty costs	50

Total	$1,827

7.	Note Payable to Stockholder

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities.  The loan is collateralized by substantially all the assets of the Company.  As of December 31, 2002, principal of $2,000,000 has been advanced on the loan.  The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly.  Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively.  The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.  The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $278,000 at December 31, 2002.  The portions of the loan principal due on December 31, 2001, March 31, 2002, and June 30, 2002 are currently in default.

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

Following is an analysis of options and warrants and related activity:

Options

Effective June 3, 1994, the shareholders of the Company approved the 1994 Incentive and Nonstatutory Option Plan (the “1994 Plan”).  The 1994 Plan as amended, provides for the issuance of an aggregate of 601,833 common stock options to key employees, directors, and certain consultants and advisors of the Company.  The 1994 Plan also provides that the exercise price of Incentive Options shall not be less than the fair market value of the shares on the date of the grant.  The exercise price per share of Nonstatutory options shall not be less than the par value of the common stock or 50% of the fair market value of the common stock on the date of grant.  The 1994 Plan is administered by the Compensation Committee of the Board of Directors.  The committee has the authority to determine the individuals to whom awards will be made, the amount of the awards, and all other terms and conditions of the awards.

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and terminated the 1994 Stock Option Plan, effective October 6, 1999.  The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants.  Both the 1994 Plan and the 1999 Plan are administered by the Board of Directors.  The administrator is authorized to determine the terms of each option granted under the plans, including the number of shares, exercise price, term and exercisability.  Options granted under the plans may be incentive stock options or nonqualified stock options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).  As of December 31, 2002, a total of 3,612,500 stock options have been awarded under the 1999 Plan.

Non-Employee Directors’ Stock Option Plan

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock.  The exercise price of the options is 85% of the fair market value of the common stock on the date of grant.  The Directors’ Plan is administered by the Board.  Options granted under the Directors’ Plan become exercisable in one of two ways:  either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company’s right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant.  To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates.  Options covering 250,000 shares of common stock have been granted under the Directors’ Plan at December 31, 2002.

1999 Stock Bonus Incentive Plan

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the “Stock Bonus Plan”), effective November 1, 1999.  The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee’s salary or consultant’s fee.  The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan.  The Stock Bonus Plan is currently administered by the Board.  Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant’s salary.  The shares become exercisable according to a schedule to be established by the Board at the time of grant.  No shares have been issued under the Stock Bonus Plan at December 31, 2002.

1999 Employee Stock Purchase Plan

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in October 1999.  A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued.  The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter.  The initial offering period began on January 1, 2000.  The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower.  No shares have been issued under the Purchase Plan at December 31, 2002.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price

Balance at December 31, 2000	2,374,995	$0.61
Granted	1,560,000	$0.11 - $0.30
Exercised	--	--
Forfeited	(765,000)	$0.44 - $0.53

Balance at December 31, 2001	3,169,995	$0.48

Granted	75,000	$0.07 - $0.08
Exercised	--	--
Forfeited	(1,056,250)	$0.26 - $1.06

Balance at December 31, 2002	2,188,745	$0.54

The Company has elected to apply the disclosure only provisions of Statement of Financial Accounting No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the Plan.  Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect those provisions.  As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for the measurement and recognition of the Plan’s cost.

The shares exercisable for vested options and the corresponding weighted average exercise price was 1,894,685 shares and $0.54 per share at December 31, 2002.

Following is a summary of stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Term	Exercise		Exercise
Exercise Price	Shares	(in Years)	Price	Shares	Price

$2.625	140,500	2.20	$2.63	140,500	$2.63
$3.750 - $4.125	6,995	2.66	$3.95	6,995	$3.95
$0.280 - $1.031	832,500	6.60	$0.35	721,253	$0.34
$0.410 - $1.060	527,500	7.50	$0.59	344,687	$0.61
$0.213 - $0.260	606,250	8.50	$0.28	606,250	$0.28
$0.068 - $0.077	75,000	9.30	$0.07	75,000	$0.07

$0.068 - $4.125	2,188,745		$0.54	1,894,685	$0.54

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period.  The fair value of options granted during 2002 and 2001 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value: (i) average dividend yield of 0.00%; (ii) expected volatility of 100.00% and 70.00%, respectively; (iii) expected life of two (2) years; and (iv) estimated risk-free interest rate of 7.00% and 6.00%.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):
	2002		2001

	As Reported	Pro Forma	As Reported	Pro Forma

Net loss	$(2,967)	$(3,169)	$(3,706)	$(4,171)

Basic and dilutive net loss
per common share	$(0.05)	$(0.05)	$(0.06)	$(0.06)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results.  SFAS 123 does not apply to awards prior to 1995.  Additional awards in future years are not anticipated by the Company.

Warrants

During 2001, the Company issued a total of 6,000,000 warrants to a stockholder in connection with a note payable (See Note 7).

A summary of warrant activity is as follows:
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2000	26,346,345	$0.05-2.40	$0.35
Warrants issued to stockholder in connection with note payable	6,000,000	$0.30	$0.30
Expired	(1,726,345)	$1.00-2.00	$1.94

Balance at December 31, 2001	30,620,000	$0.05-2.40	$0.25
Issued (see Note 12)	600,000	$0.05-0.15	$0.07

Balance at December 31, 2002	31,220,000	$0.05-2.40	$0.24

All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2002 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price

7,650,000	August 2004	1.7	$0.05
10,970,000	August 2004	1.7	$0.30
6,000,000	June 2006	3.5	$0.30
250,000	January 2007	4.1	$2.40
100,000	February 2007	4.2	$0.15
500,000	October 2007	4.8	$0.05
1,250,000	March 2008	5.3	$0.25
4,500,000	June 2009	6.5	$0.30

31,220,000

No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 2002 or 2001.

9.	Preferred Stock

The Company’s Articles of Incorporation authorize the Board of Directors to issue 10,000,000 shares of preferred stock from time to time in one or more series.  The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Series A Preferred Stock

In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value (“Series A Preferred Stock”) and Redeemable common stock Purchase Warrants to purchase 1,537,696 shares of the Company’s Common Stock.  The net proceeds of the private placement were approximately $2,972,000.  Subject to adjustment based on issuance of shares at less than fair market value, each share of the Series A Preferred Stock was initially convertible into one share of common stock.  Each Redeemable common stock Purchase Warrant is exercisable at a price of $2.00 per share of common stock.  Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company.  The Series A Preferred Stock is senior to the Company’s common stock in liquidation.  Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote.  While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company.  The Series A Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice and notice may only be given if the Company’s common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

As of December 31, 2002, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total $291,000.  The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.

10.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2002, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately  $9,873,000, which expire in 2003 through 2022.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be unable to take advantage of approximately $42,000,000 of NOL’s that it had previously accumulated to offset taxable income.

The composition of deferred tax assets and the related tax effects at December 31, 2002 are as follows (in thousands):

Deferred tax assets:
Net operating losses	$3,357
Accrued liabilities and reserves	402
Inventory basis difference	336

4,095
Valuation allowance	(4,082)

Total deferred tax assets	$13

Deferred tax liability:
Basis of property and equipment	$(13)

Net deferred tax asset	$0

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) is as follows (amounts in thousands):

	2002		2001

	Amount	%	Amount	%

Benefit (provision) for income
tax at federal statutory rate	$1,008	34.0	$1,260	34.0
Other	(64)	(2.1)	(16)	(0.4)
Change in valuation allowance	(944)	(31.9)	(1,244)	(33.6)

	$-	--	$--	--

11.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company.  Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement.  The Company’s contribution expense was approximately $34,000 and $28,000 in 2002 and 2001, respectively.  The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2002.

12.	Related Party Transactions

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and its Chairman.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors.  During 2002 the Company did not pay any bonus pursuant to the incentive compensation plan.

Imatron Transaction

In May 1998, the Company entered into an agreement (the “Imatron Transaction”) with Imatron.   Pursuant to the agreement, Imatron acquired 9,000,000 shares of the Company’s common stock on January 22, 1999, representing at that time, a majority ownership of the outstanding common stock of the Company on a fully-diluted and as-if-converted basis, excluding out-of-the-money warrants and options determined at that time.  In exchange, the Company received from Imatron (a) nominal cash; (b) an immediate loan of up to $500,000 in working capital to assist the Company in meeting then current financial obligations; (c) an agreement that Imatron would undertake all reasonable efforts to have its affiliate, Imatron Japan, Inc. assist the Company in the sale of 10 POSICAM™ systems over the next three years; (d) an agreement that Imatron would help facilitate the recapitalization of the Company to support its re-entry into the medical imaging market by using its best efforts to arrange for additional third-party equity financing for the Company over an eighteen-month period in an aggregate amount of not less than $8,000,000; and (e) a new management team selected by Imatron.  During the year ended December 31, 2001, Imatron loaned the Company $2,000,000 (Note 7).  On December 19, 2001, Imatron was acquired by General Electric Company.  General Electric Company is a competing manufacturer of PET imaging systems.

Note Payable to President and CEO

On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO.  The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days’ written notice, but in no event later than November 30, 2002.  The promissory note was repaid in full in November of 2002.  In consideration for the promissory note, the Company granted its President & CEO warrants to purchase 500,000 shares of common stock, at an exercise price of $0.50 per share that are exercisable through October 31, 2007.

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Note Payable to Stockholder

On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder.  The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days’ written notice, but in no event later than November 30, 2002.  The promissory note was repaid in full in November of 2002.

13.	Commitments and Contingencies

Royalty Agreements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $181,000 were included in liabilities at December 31, 2002.

Lease Agreements

Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under leases with unexpired terms ranging from one to four years.  In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease space and move its operations to a facility with significantly reduced space and a more affordable lease payment.  Although the Company entered into an agreement with the landlord regarding vacating the space, a dispute subsequently arose with the landlord as to interpretation of that agreement.  The landlord has filed suit against the Company claiming that the Company owes approximately $150,000, plus attorney’s fees, to the landlord under the terms of the agreement.  The Company disputes that claim.  Company management believes that the landlord has leased its space to new tenants at favorable lease rates and that the Company’s exposure, if any, is significantly less than the amount claimed. Operating expenses were reduced by approximately $180,000 in 2002 and $34,000 in 2001 as a result of credits and charges associated with the abandoned lease.  Although the Company disputes the sums claimed by landlord, due to the pending lawsuit, Company management took a conservative position and recorded the sum of approximately $154,000 as an accrued liability as of December 31, 2002.

The Company operates in leased facilities under an operating lease that expires in March 2004 and contains no renewal options. The rental rate for the facility is $6,744 per month through April 30, 2001 and the monthly rate increases to $7,171 for the period from May 1, 2001 through March 31, 2004.  The cost of leasing the Company’s operating facility amounted to approximately $86,000 in 2002 and 2001.

Amount
Year Ended December 31,	(In thousands)

2003	86
2004	22

Total minimum lease payments	$108

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

Year ended December 31, 2003	Amount (In thousands)

Total minimum lease payments	$35
Less imputed interest	(2)

Present value of minimum lease payments	$33

Litigation

ProFutures Capital Bridge Fund, L.P.

On September 26, 2000, ProFutures Bridge Capital Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract (the "Complaint").  The Complaint alleged that the Company breached four stock purchase warrants issued to ProFutures on the bases that the Company failed to notify ProFutures of dilutive events and failed to register the full number of shares ProFutures was allegedly entitled to purchase under the warrants when, on February 14, 2000, the Company registered 1,500,000 shares of stock underlying ProFutures' warrants instead of 4,867,571.  The Complaint further alleged that the Company's issuance of shares of common stock to Imatron, Inc. on or about January 22, 1999, (the "Imatron Transaction") was a dilutive event pursuant to the anti-dilution clauses of the four stock purchase warrants.  The Complaint sought declarations that the consideration received by the Company in the Imatron Transaction increased the number of shares issuable under the warrants, the Company breached the warrants by failing to notify ProFutures of the Imatron Transaction and its effect on ProFutures' warrants at the time of the Imatron Transaction and that the Company further breached the warrants by failing to register the number of shares ProFutures alleged were purchasable under its warrants.  The Complaint sought an unspecified amount of monetary damages.

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002.  The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002.  The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron.  The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron transaction.  Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and the ProFutures was not entitled to recover actual damages.  Therefore ProFutures was awarded $1 in nominal damages.  ProFutures has appealed the trial Court’s findings and Positron has cross-appealed.  Those appeals are presently pending before the Court of Appeals, State of Colorado.

In the federal case of ProFutures v. Positron, et al., United States District Court for the District of Colorado, Case No. 02-N-0154, the Complaint alleged two causes of action against the Company: fraudulent transfer and injunctive relief.  The allegations arose out of a June 2001 loan agreement between Positron and Imatron.  The action was dismissed in 2002 without prejudice.

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

FY 2002	POSITRON CORPORATION	FORM 10-KSB

The Company entered into a Settlement Agreement and Release with China Xinxing in November 2002.  The Company is obligated to pay the $297,000 obligation in five periodic monthly installments of $50,000 beginning in November 2002, with a sixth final payment of approximately $47,000 due in March 2003.  The Company has paid the first four installments, but requested an extension of time for making the fifth installment payment due February 28, 2003.  Timely payment of these installment obligations will satisfy the Company’s obligations under the award.

10P10, L.P.

In December 2001, 10P10, L.P., the Company’s previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement.  The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises.  10P10, L.P. has asserted a claim in excess of $150,000.  Although the Company disputes the amount of the claim, due to the pending lawsuit, Company management took a conservative position and recorded this sum as an accrued liability as of December 31, 2002.

14.	Earnings Per Share

The following information details the computation of basic and diluted earnings per share:

	Year Ended December 31, (In thousands, except for per share data)

	2002	2001

Numerator:
Basic and diluted net loss:	$(2,967)	$(3,706)
Denominator:
Denominator for basic and diluted earnings per share-weighted average shares	62,173	62,063

Basic and diluted loss per common share	$(0.05)	$(0.06)

All common stock equivalents in the years ended December 31, 2002 and 2001 were excluded from the above calculation, as their effect was anti-dilutive.

15.	Segment Information and Major Customers

As discussed in Note 1, the Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2002 and 2001 the Company had a limited number of customers as follows:
	2002	2001

Number of customers	15	17
Customers accounting for more than
10% of revenues	2	1
Percent of revenues derived from
largest customer	47%	34%
Percent of revenues derived from
second largest customer	27%	7%

FY 2002	POSITRON CORPORATION	FORM 10-KSB

16.	Supplemental Cash Flow Data
	2002	2001

Supplemental disclosure of cash flow information (in thousands):
Cash paid for interest	$10	$15

