Form 10QSB
period 2003-03-31
POSITRON CORP
filed 2003-05-15
CIK 844985

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                         Commission file number: 0-24092


                                [GRAPHIC OMITTED]
                                     POSITRON



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

                                    Yes   X   No
                                         ---      ---


As of March 31, 2003, there were 62,173,303 shares of the Registrant's Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format. Yes       No   X
                                                    ---      ---

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                              POSITRON CORPORATION

                                TABLE OF CONTENTS

                Form 10-QSB for the quarter ended March 31, 2003


PART I - FINANCIAL INFORMATION                                                 PAGE
     Item 1.  Condensed Financial Statements

          Condensed Balance Sheet as of March 31, 2003                            3

          Condensed Statements of Operations for the three months ended
                   March 31, 2003 and 2002                                        4

          Condensed Statements of Cash Flows for the three months ended
                   March 31, 2003 and 2002                                        5

          Selected Notes to Condensed Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                9

     Item 3.  Controls and Procedures                                            10

PART II - OTHER INFORMATION                                                      11

Signature Page                                                                   12


================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                              POSITRON CORPORATION
                            CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


ASSETS
------
Current assets:
  Cash and cash equivalents                                      $     17
  Accounts receivable, net                                          1,287
  Inventories                                                       1,407
  Prepaid expenses                                                     66
  Other current assets                                                 40
                                                                 ---------

          Total current assets                                      2,817

Property and equipment, net                                           286
                                                                 ---------

          Total assets                                           $  3,103
                                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable to stockholder                                    $  2,000
  Accounts payable, trade and accrued liabilities                   2,107
  Customer deposits                                                   285
  Unearned revenue                                                    163
  Current portion of capital lease obligation                          22
                                                                 ---------

          Total current liabilities                                 4,577

Stockholders' equity:
Series A Preferred Stock:  $1.00 par value; 8% cumulative,
    convertible, redeemable;  5,450,000 shares authorized;
    510,219 shares issued and outstanding at March 31, 2003
    and December 31, 2002.                                            510
Common Stock:  $0.01 par value; 100,000,000 shares
    authorized; 62,233,459 shares issued and 62,173,303 shares
    outstanding at March 31, 2003 and December 31, 2002.              622
Additional paid-in capital                                         55,093
Subscription receivable                                               (30)
Accumulated deficit                                               (57,654)
Treasury Stock:  60,156 shares at cost                                (15)
                                                                 ---------

           Total stockholders' equity                              (1,474)
                                                                 ---------

           Total liabilities and stockholders' equity            $  3,103
                                                                 =========

                             See accompanying notes

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                              POSITRON CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                Three Months Ended
                                             ------------------------
                                              March 31,    March 31,
                                                2003         2002
                                             -----------  -----------
Revenues:
    System sales                             $    3,425   $    1,150
    Service and component                           342          346
                                             -----------  -----------

        Total revenues                            3,767        1,496

Costs of sales and services:
    System sales                                  2,861        1,098
    Service, warranty and component                 166          140
                                             -----------  -----------

        Total costs of sales and services         3,027        1,238
                                             -----------  -----------

        Gross profit                                740          258

Operating expenses:
    Research and development                        244          265
    Selling and marketing                            71           96
    General and administrative                      361          303
                                             -----------  -----------

        Total operating expenses                    676          664
                                             -----------  -----------

             Income (loss) from operations           64         (406)

Other income (expense):
    Interest income                                  --            1
    Interest expense                                (51)        (106)
                                             -----------  -----------

        Total other income (expense)                (51)        (105)
                                             -----------  -----------


Net income (loss)                            $       13   $     (511)
                                             ===========  ===========


Basic income (loss) per common share         $     0.00   $    (0.01)

Diluted income (loss) per common share       $     0.00   $    (0.01)

Weighted average number of basic common
     shares outstanding                          62,173       62,173

Weighted average number of diluted common
     shares outstanding                          62,683       62,173

                             See accompanying notes

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                        ------------------------
                                                         March 31,    March 31,
                                                           2003         2002
                                                        -----------  -----------
Cash flows from operating activities:
    Net income (loss)                                   $       13   $     (511)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                           22           23
         Amortization of loan costs                             --           50
         Changes in operating assets and liabilities:
             Accounts receivable                              (208)        (363)
             Inventory                                       1,877          481
             Prepaid expenses                                   17          (47)
             Other current assets                               43          (37)
             Accounts payable and accrued liabilities          280          (47)
             Customer deposits                              (2,103)         259
             Unearned revenue                                  (15)         (88)
                                                        -----------  -----------

          Net cash used in operating activities                (74)        (280)
                                                        -----------  -----------

Cash flows from investing activities:
      Capital expenditures                                      (5)          --
                                                        -----------  -----------

           Net cash used in investing activities                (5)          --
                                                        -----------  -----------

Cash flows from financing activities:
       Repayment of capital lease obligation                   (11)         (10)
                                                        -----------  -----------

           Net cash used in financing activities               (11)         (10)
                                                        -----------  -----------

Net decrease in cash and cash equivalents                      (90)        (290)

Cash and cash equivalents, beginning of period                 107          635
                                                        -----------  -----------

Cash and cash equivalents, end of period                $       17   $      345
                                                        ===========  ===========

                             See accompanying notes

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                              POSITRON CORPORATION
                SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report Form 10-KSB for Positron Corporation (the "Company") for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2002, as reported in the Form 10-KSB, have been omitted.

     Certain prior period amounts have been reclassified to conform to current period presentation.

2.   REVENUE  RECOGNITION
     --------------------

     Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In certain cases, at the customers' request, the Company is storing the product for a brief period of time. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

3.   INVENTORIES
     -----------

     Inventories  at  March  31, 2003 consisted of the following (in thousands):


     Raw materials                                                     $1,067
     Work in progress                                                     440
                                                                       -------
         Subtotal                                                       1,507
     Less reserve for obsolescence                                       (100)
                                                                       -------
          Total                                                        $1,407
                                                                       =======

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at March 31, 2003 consisted of the following (in thousands):

       Trade accounts payable                                             $  552
       Accrued interest                                                      328
       Accrued royalties                                                     306
       Accrued property taxes                                                202
       Accrued professional fees                                             180
       Accrued rent                                                          154
       Accrued compensation                                                  143
       Sales taxes payable                                                   127
       Accrued warranty costs                                                 60
       Other accrued liabilities                                              55
                                                                          ------
            Total                                                         $2,107
                                                                          ======

5.   EARNINGS  PER  SHARE
     --------------------

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month period ended March 31, 2002 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                            Three Months Ended
                                                                          -----------------------
                                                                          March 31,    March 31,
                                                                             2003        2002
                                                                          ----------  -----------
                                                                              (In Thousands)
     Numerator
        Basic and diluted income (loss)                                   $       13  $     (511)
                                                                          ==========  ===========

     Denominator
        Denominator for basic earnings per share-weighted average share       62,173      62,173
        Effect of dilutive securities:
           Convertible Series A preferred stock                                  510          --
                                                                          ----------  -----------
       Denominator for diluted earnings per share adjusted weighted
          average shares and assumed conversions                              62,683      62,173
                                                                          ==========  ===========

     Basic income (loss) per common share                                 $     0.00  $    (0.01)

     Diluted income (loss) per common share                               $     0.00  $    (0.01)

6.   LITIGATION
     ----------

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

     The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron's determination of the value of the consideration paid for the shares issued to Imatron and

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

     that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures' alleged damages were uncertain and speculative and the ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages. ProFutures has appealed the trial Court's findings and Positron has cross-appealed. Those appeals are presently pending before the Court of Appeals, State of Colorado.

     In the federal case of ProFutures v. Positron, et al., United States District Court for the District of Colorado, Case No. 02-N-0154, the Complaint alleged two causes of action against the Company: fraudulent transfer and injunctive relief. The allegations arose out of a June 2001 loan agreement between Positron and Imatron. The action was dismissed in 2002 without prejudice.

     CHINA  XINXING

     In July 2001 and February 2002, the Company received demands from China Xinxing Shanghai Import and Export Company ("China Xinxing"), a company located in Shanghai, China, for payment of an arbitration award in favor of China Xinxing and against the Company, in the total amount of approximately $297,000. The award was rendered on or about August 25, 2000 by arbitrators affiliated with the Shanghai Sub-commission of the China International Economic and Trade Arbitration Commission (CIETAC Case No. SM9872, Award No. (2000) HMZZ 1154). The award represents the amount of a refund (together with arbitration costs) of an advance payment made by China Xinxing under a contract with the Company dated September 12, 1996. In August 2002, China Xinxing filed suit in the United States to obtain confirmation and enforcement of the award.

     The Company entered into a Settlement Agreement and Release with China Xinxing in November 2002. The Company was obligated to pay the $297,000 obligation in five periodic monthly installments of $50,000 beginning in November 2002, with a sixth final payment of approximately $47,000 due in March 2003. The Company has paid all six installments, and China Xinxing has executed a Satisfaction of Judgment reflecting satisfaction all of the Company's obligations under the award, the Judgment entered on the award, and the Settlement Agreement.

     10P10,  L.P.

     In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. 10P10, L.P. has asserted a claim in excess of $150,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, Company management took a conservative position and has this sum recorded as an accrued liability as of March 31, 2003. The case is set for trial on a two week docket beginning June 9, 2003.

7.   SUPPLEMENTAL  CASH  FLOW  DATA
     ------------------------------

                                                                         Three Months Ended
                                                                       ----------------------
                                                                       March 31,   March 31,
                                                                          2003        2002
                                                                       ----------  ----------
     Supplemental disclosure of cash flow information (In thousands):
         Cash paid for interest                                        $        1  $        6
         Cash paid for income taxes                                    $       --  $       --

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

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

COMPARISON  OF  THE  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2003  AND  2002
---------------

We earned income of $13,000 for the three months ended March 31, 2003 compared to a loss of $511,000 for the same quarter in 2002. The income in the first quarter of 2003 resulted primarily from $564,000 in gross profits from the sale of three systems.

We generated revenues of $3,425,000 from the sale of three systems during the quarter ended March 31, 2003 compared to the sale of one system for $1,150,000 in the same quarter in 2002. Our service revenues decreased $4,000 to $342,000 in the three months ended March 31, 2003 from $346,000 in the same period in 2002.

We generated gross profits of $740,000 during the three months ended March 31, 2003 compared to $258,000 for the same quarter in 2002. Gross profits in the quarter ended March 31, 2003 included $564,000 in profits from the sale of three systems compared to a profit of $52,000 on the sale of one system in the same period in 2002.

Our operating expenses increased $12,000 to $676,000 for the three months ended March 31, 2003 from $664,000 for the same period in 2002. Operating expenses in the quarter ended March 31, 2002 were reduced significantly due to rental obligations that were paid by subtenants. These reductions in rental expense ceased at the end of the term of the lease on June 30, 2002. Legal fees decreased significantly in the quarter ended March 31, 2003 compared to the same quarter in 2002, as a result of the reduction in legal activities associated with litigation.

Interest expense decreased $55,000 to $51,000 in the first quarter of 2003 from $106,000 from the same period in 2002. Interest expense in the quarter ended March 31, 2002 included $50,000 of loan cost amortization.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $17,000 and accounts receivable of $1,287,000 on March 31, 2003. A significant portion of the receivables outstanding on March 31, 2003 were collected in the following month. We had accounts payable and accrued liabilities of $2,107,000 on March 31, 2003 and were in default on a $2,000,000 note payable to a stockholder. We sold three imaging systems in the first quarter of 2003. In order to resolve the liquidity problems, we must continue to sale imaging systems or seek alternative sources of equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, our revenues have fluctuated significantly from year-to-year. We have an accumulated deficit of $57,654,000 at March 31, 2003. The Company will need to increase system sales to achieve continued profitability.

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2002, was qualified with respect to that risk. If we are unable to refinance or otherwise satisfy the note payable to a stockholder or to otherwise obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2002 for disclosures regarding the Company's treatment of new accounting pronouncements.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     REVENUE  RECOGNITION

     Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In certain cases, at the customers' request, the Company is storing the product for a brief period of time. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.


                        ITEM 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

The Company's management, including the President and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II  OTHER INFORMATION


ITEM  1  -  LEGAL  PROCEEDINGS

================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 6 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc., a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. The loan is collateralized by substantially all the assets of the Company. As of March 31, 2003, principal of $2,000,000 has been advanced on the loan. The loan bears interest on the outstanding principal balance at an annual rate of 10% and is payable monthly. Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002. The Company has not made the interest payments that are due monthly on the loan, resulting in outstanding accrued interest of approximately $328,000 at March 31, 2003. The portions of the loan principal due on December 31, 2001, March 31, 2002, and June 30, 2002 are currently in default.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit   Description of the Exhibit

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)       Reports  on  From  8-K

          There were no reports filed on From 8-K for the quarterly period ended March 31, 2003.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POSITRON CORPORATION
                                             (Registrant)



Date: May 15, 2003                           /s/ Gary H. Brooks
                                             ----------------------
                                             Gary H. Brooks
                                             President & CEO




Date: May 15, 2003                           /s/ Michael L. Golden
                                             -------------------------
                                             Michael L. Golden
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)



================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================


I,  Gary  H.  Brooks,  certify  that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Positron
     Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003                        /s/ Gary H. Brooks
                                           ------------------
                                           Gary H. Brooks
                                           President & CEO


================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================


I,  Michael  L.  Golden,  certify  that:

1.   I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Positron
     Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003                 /s/ Michael L. Golden
                                    ---------------------
                                    Michael L. Golden
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


================================================================================

FORM 10-QSB                                                       MARCH 31, 2003
================================================================================

                                  EXHIBIT INDEX


Exhibit        Description  of  the  Exhibit

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



================================================================================