Form 10QSB
period 2003-06-30
POSITRON CORP
filed 2003-08-14
CIK 844985

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         Commission file number: 0-24092


                                [GRAPHIC OMITED]
                                    POSITRON


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


As of June 30, 2003, there were 53,173,303 shares of the Registrant's Common Stock, $ .01 par value outstanding.

Transitional Small Business Disclosure Format.     Yes       No  X
                                                       ---      ---


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================


                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  Item 1.  Condensed Financial Statements

     Condensed Balance Sheet as of June 30, 2003                              3

     Condensed Statements of Operations for the three and six months ended
        June 30, 2003 and 2002                                                4

     Condensed Statements of Cash Flows for the six months ended
        June 30, 2003 and 2002                                                5

     Selected Notes to Condensed Financial Statements                         6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                              10

  Item 3.  Controls and Procedures                                           12

PART II - OTHER INFORMATION                                                  13

Signature Page                                                               14


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================

                              POSITRON CORPORATION
                             CONDENSED BALANCE SHEET

                                  JUNE 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ASSETS
------
Current assets:
   Cash and cash equivalents                                       $    120
   Accounts receivable, net                                             259
   Inventories                                                        1,329
   Prepaid expenses                                                      67
   Other current assets                                                  36
                                                                   ---------

          Total current assets                                        1,811

   Property and equipment, net                                          265
                                                                   ---------

                Total assets                                       $  2,076
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                 $  1,519
   Customer deposits                                                     75
   Unearned revenue                                                     111
   Current portion of capital lease obligation                           11
                                                                   ---------

          Total current liabilities                                   1,716

Stockholders' equity:
   Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized;
     510,219 shares issued and outstanding                              510
   Common Stock:  $0.01 par value; 100,000,000 shares authorized;
     53,233,459 shares issued and 53,173,303 shares outstanding         532
   Additional paid-in capital                                        55,183
   Subscription receivable                                              (30)
   Accumulated deficit                                              (55,820)
   Treasury Stock: 60,156 shares at cost                                (15)
                                                                   ---------

          Total stockholders' equity                                    360
                                                                   ---------

Total liabilities and stockholders' equity                         $  2,076
                                                                   =========

                             See accompanying notes


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================

                                            POSITRON CORPORATION
                                      CONDENSED STATEMENTS OF OPERATIONS

                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)


                                                 Three Months Ended                 Six Months Ended
                                          --------------------------------  --------------------------------
                                             June 30,         June 30,         June 30,         June 30,
                                               2003             2002             2003             2002
                                          ---------------  ---------------  ---------------  ---------------
Revenues:
   System sales                           $           --   $        2,169   $        3,425   $        3,319
   Upgrades                                          265               --              265               --
   Service and component                             336              315              678              661
                                          ---------------  ---------------  ---------------  ---------------

          Total revenues                             601            2,484            4,368            3,980

Costs of sales and services:
   System sales                                      155            2,174            3,016            3,272
   Upgrades                                           95               --               95               --
   Service, warranty and component                   178              161              344              301
                                          ---------------  ---------------  ---------------  ---------------

          Total costs of revenues                    428            2,335            3,455            3,573
                                          ---------------  ---------------  ---------------  ---------------

          Gross profit                               173              149              913              407

Operating expenses:
   Research and development                          208              267              452              532
   Selling and marketing                             105              146              176              242
   General and administrative                        353              545              714              848
                                          ---------------  ---------------  ---------------  ---------------

          Total operating expenses                   666              958            1,342            1,622
                                          ---------------  ---------------  ---------------  ---------------

          Loss from operations                      (493)            (809)            (429)          (1,215)

Other income (expense)
   Gain on sale of Cardiac PET Software            2,376               --            2,376               --
   Interest income                                    --                1               --                2
   Interest expense                                  (49)            (101)            (100)            (207)
   Deposit forfeiture                                 --               50               --               50
                                          ---------------  ---------------  ---------------  ---------------

          Total other income (expense)             2,327              (50)           2,276             (155)
                                          ---------------  ---------------  ---------------  ---------------

Net income (loss)                         $        1,834   $         (859)  $        1,847   $       (1,370)
                                          ===============  ===============  ===============  ===============


Basic and diluted loss per common share   $         0.03   $        (0.01)  $         0.03   $        (0.02)


Weighted average number of basic and
   diluted common shares outstanding
                                                  62,074           62,173           62,124           62,173

                             See accompanying notes


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================

                              POSITRON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                              Six Months Ended
                                                             ------------------
                                                             June 30,  June 30,
                                                               2003      2002
                                                             --------  --------
Cash flows from operating activities:
   Net income (loss)                                         $ 1,847   $(1,370)
   Adjustment to reconcile net loss to net cash
       used in operating activities
       Depreciation                                               43        46
       Amortization                                               --       100
       Gain on sale of Cardiac PET Software                   (2,376)       --
       Changes in operating assets and liabilities:
         Accounts receivable                                     820      (306)
         Inventory                                             1,955     1,842
         Prepaid expenses                                         16       (10)
         Other current assets                                     47        33
         Accounts payable and accrued liabilities                 68      (174)
         Customer deposits                                    (2,313)     (395)
         Unearned revenue                                        (67)     (166)
                                                             --------  --------

       Net cash provided by (used in) operating activities        40      (400)

Cash flows from investing activities:
   Capital expenditures                                           (5)       (7)
                                                             --------  --------

        Net cash used in investing activities                     (5)       (7)

Cash flows from financing activities:
   Repayment of capital lease obligation                         (22)      (20)
                                                             --------  --------

     Net cash used in financing activities                       (22)      (20)
                                                             --------  --------

Net increase (decrease) in cash and cash equivalents              13      (427)

Cash and cash equivalents, beginning of period                   107       635
                                                             --------  --------

Cash and cash equivalents, end of period                     $   120   $   208
                                                             ========  ========

                             See accompanying notes


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================

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

2.   ACCOUNTING  POLICIES  AND  NEW  PRONOUNCEMENTS
     ----------------------------------------------

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

     SFAS  NO.  149

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS No. 149 did not impact the Company's financial position or results of operations.

     SFAS  NO.  150

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The implementation of SFAS No. 150 did not impact the Company's financial position or results of operations.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
3.   SALE  OF  CARDIAC  PET  SOFTWARE
     --------------------------------

     The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. ("Imatron"), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. This loan was collateralized by substantially all the assets of the Company. Interest was charged on the outstanding principal balance at an annual rate of 10% and was payable monthly. As of June 29, 2003 the principal balance of the loan was $2,000,000. Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.

     In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share that are exercisable through June 30, 2006. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such cost has been treated as a loan origination cost and was amortized to expense over the twelve-month term of the note payable, using the effective interest method.

     Imatron had previously acquired 9,000,000 shares of the Company's common stock on January 22, 1999. General Electric Company ("GE") acquired Imatron on December 19, 2001.

     Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related the sale of this technology. This gain resulted from the cancellation of the Company's obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company's future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

     As part of the transactions contemplated by the Technology Purchase Agreement, the Company entered into a Software License Agreement. Pursuant to terms of the Software License Agreement, the Company received an irrevocable license from GE to continue using, modifying, distributing and otherwise exploiting the Cardiac PET Software in perpetuity.

     In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement For Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters' $50,000 (total of $100,000) within two business days of the July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement For Services at any time after it has paid the fees for at least four quarters.

4.   INVENTORIES
     -----------

     Inventories  at  June  30,  2003 consisted of the following (in thousands):

     Raw materials                            $   1,045
     Work in progress                               384
                                              ----------
         Subtotal                                 1,429
     Less reserve for obsolescence                 (100)
                                              ----------
          Total                               $   1,329
                                              ==========


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
5.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at June 30, 2003 consisted of the following (in thousands):

      Trade accounts payable               $     362
      Accrued royalties                          303
      Accrued property taxes                     258
      Accrued professional fees                  180
      Sales taxes payable                        129
      Accrued compensation                       105
      Accrued rent                                97
      Accrued warranty costs                      60
      Other accrued liabilities                   25
                                           ---------
           Total                           $   1,519
                                           =========

6.   EARNINGS  PER  SHARE
     --------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2002 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share.

                                              Three Months Ended  Six Months Ended
                                              ------------------  -----------------
                                              June 30,  June 30,  June 30, June 30,
                                                2003      2002      2003     2002
                                              --------  --------  -------  --------
                                              (In Thousands, except per share data)
     Numerator
       Basic and diluted income (loss)        $ 1,834  $  (859)  $ 1,847  $(1,370)

     Denominator
       Basic earnings per share-weighted
        average shares outstanding             62,074   62,173    62,124   62,173

     Basic and diluted income (loss) per
        Common share                          $  0.03  $ (0.01)  $  0.03  $ (0.02)

7.   LITIGATION
     ----------

     PROFUTURES  CAPITAL  BRIDGE  FUND,  L.P.

     On September 26, 2000, ProFutures Bridge Capital Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract (the "Complaint"). The Complaint alleged that the Company breached four stock purchase warrants issued to ProFutures on the basis that the Company failed to notify ProFutures of dilutive events and failed to register the full number of shares ProFutures as allegedly entitled to purchase under the warrants when, on February 14, 2000, the Company registered 1,500,000 shares of stock underlying ProFutures' warrants instead of 4,867,571. The Complaint further alleged that the


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
     Company's issuance of shares of common stock to Imatron, Inc. on or about January 22, 1999, (the "Imatron Transaction") was a dilutive event pursuant to the anti-dilution clauses of the four stock purchase warrants. The Complaint sought declarations that the consideration received by the Company in the Imatron Transaction increased the number of shares issuable under the warrants, the Company breached the warrants by failing to notify ProFutures of the Imatron Transaction and its effect on ProFutures' warrants at the time of the Imatron Transaction and that the Company further breached the warrants by failing to register the number of shares ProFutures alleged were purchasable under its warrants. The Complaint sought an unspecified amount of monetary damages.

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

     10P10,  L.P.

     In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, Company management took a conservative position and has recorded $97,000 as an accrued liability as of June 30, 2003. The case is set for trial on a two week docket


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
     beginning  November  10,  2003.

8.   SUPPLEMENTAL CASH FLOW DATA
     ---------------------------

                                     Three Months Ended    Six Months Ended
                                     ------------------   -------------------
                                      June 30, June 30,   June 30,  June 30,
                                        2003     2002       2003     2002
                                     --------  -------    --------  ---------
Supplemental disclosure of cash flow
information (In thousands):
    Cash paid for interest            $     1  $     2    $      1  $       7
    Cash paid for income taxes        $    --  $    --    $     --  $      --

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------
                                    AND 2002
                                    --------

We earned income of $1,834,000 for the three months ended June 30, 2003 compared to a loss of $859,000 for the same quarter in 2002. The income achieved in the first quarter of 2003 resulted primarily from $2,376,000 in earnings related to the sale of our Cardiac PET Software.

We did not sell any systems during the quarter ended June 30, 2003. This compares to the sale of two systems for $2,169,000 in the same quarter in 2002. We earned revenues of $265,000 from upgrades of systems in the second quarter of 2003 compared to no revenues from system upgrades in the same three-month period in the previous year. Our service revenues increased $21,000 to $336,000 in the three months ended June 30, 2003 from $315,000 in the same period in 2002.

We generated gross profits of $173,000 during the three months ended June 30, 2003 compared to $149,000 for the same three months in 2002. We earned profits of $170,000 from upgrades of systems and $158,000 from customer service in the second quarter of 2003, offset by $155,000 in expense related to manufacturing labor and overhead. This compares to profits of $154,000 from customer service, offset by a loss of $5,000 on the sale of two systems in the same quarter in 2002.

Our operating expenses decreased $292,000 to $666,000 for the three months ended June 30, 2003 from $958,000 for the same period in 2002. Research and development expenses declined $59,000 to $208,000 from $267,000 primarily due to the reduction in the use of outside consultants. Legal fees decreased $223,000 to $45,000 the quarter ended June 30, 2003 from $268,000 in the same period in 2002, as a result of the reduction in legal activities associated with litigation.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
Interest expense decreased $52,000 to $49,000 in the second quarter of 2003 from $101,000 from the same period in 2002. Interest expense in the quarter ended June 30, 2002 included $50,000 of loan cost amortization.

We generated earnings of $2,376,000 from the sale of our Cardiac PET Software in the three month period ended June 30, 2003.

 COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------
                                    AND 2002
                                    --------

We earned income of $1,847,000 for the six months ended June 30, 2003 compared to a loss of $1,370,000 for the same period in 2002. The income achieved in the first six months of 2003 resulted primarily from $2,376,000 in earnings related to the sale of our Cardiac PET Software.

We generated revenues of $3,425,000 on the sale of three systems during the six month period ended June 30, 2003. This compares to revenues of $3,319,000 from the sale of three systems in the same period in 2002. We earned revenues of $265,000 from upgrades of systems in the six month period ended June 30, 2003 compared to no revenues from system upgrades in the same six month period in the previous year. Our service revenues increased $17,000 to $678,000 in the six months ended June 30, 2003 from $661,000 in the same period in 2002.

We generated gross profits of $913,000 during the six months ended June 30, 2003 compared to $407,000 for the same six-month period in 2002. We earned profits of $564,000 from the sale of three systems, $170,000 from upgrades of systems and $334,000 from customer service in the first six months of 2003, offset by $155,000 in expense related to manufacturing labor and overhead. This compares to profits of $47,000 from the sale of three systems and $360,000 from customer service in the same period in 2002.

Our operating expenses decreased $280,000 to $1,342,000 for the six months ended June 30, 2003 from $1,622,000 for the same period in 2002. Research and development expenses declined $80,000 to $452,000 from $532,000 primarily due to the reduction in the use of outside consultants. Legal fees decreased $331,000 to $51,000 the six-month period ended June 30, 2003 from $382,000 in the same period in 2002, as a result of the reduction in legal activities associated with litigation.

Interest expense decreased $107,000 to $100,000 in the six month period ended June 30, 2003 from $207,000 from the same period in 2002. Interest expense in the six-month period ended June 30, 2002 included $100,000 of loan cost amortization.

We generated earnings of $2,376,000 from the sale of our Cardiac PET Software in the six month period ended June 30, 2003.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $120,000 and accounts receivable of $259,000 on June 30, 2003. On the same date, we had accounts payable and accrued liabilities outstanding of $1,519,000. We did not sell any imaging systems in the second quarter of 2003. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $55,820,000 at June 30, 2003. The Company will need to increase system sales to achieve continued profitability.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2002, was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
needs we may have to severely limit our cease our business activities or may seek protection from our creditors under the bankruptcy laws.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The implementation of SFAS No. 149 did not impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The implementation of SFAS No. 150 did not impact the Company's financial position or results of operations.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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


                        ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

The Company's management, including the President and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II  OTHER INFORMATION


ITEM  1  -  LEGAL  PROCEEDINGS

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 7 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        Exhibit  Description  of  the  Exhibit

        31.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports  on  From  8-K

        There were no reports filed on From 8-K for the quarterly period ended June 30, 2003.


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POSITRON  CORPORATION
                                   (Registrant)



Date:     August  14,  2003        /s/  Gary  H.  Brooks
                                  ----------------------
                                  Gary  H.  Brooks
                                  Chairman,  CEO,  &  CFO


================================================================================

FORM 10-QSB                                                        JUNE 30, 2003
================================================================================
                                  EXHIBIT INDEX


Exhibit     Description  of  the  Exhibit

        31.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


================================================================================