Form 10QSB
period 2003-09-30
POSITRON CORP
filed 2003-11-14
CIK 844985

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

                           Yes      X       No
                               ------------    ------------



As  of  September  30,  2003,  there  were 53,185,803 shares of the Registrant's
Common  Stock,  $  .01  par  value  outstanding.

Transitional Small Business Disclosure Format. Yes              No       X
                                                   ------------    -------------


================================================================================

FORM 10-QSB                                                          SEPTEMBER 30, 2003
=======================================================================================




                                 POSITRON CORPORATION

                                   TABLE OF CONTENTS

                 FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                                                                  PAGE
                                                                                 ------
PART I - FINANCIAL INFORMATION

       Item 1.  Condensed Financial Statements

          Condensed Balance Sheet as of September 30, 2003                           3

          Condensed Statements of Operations for the three and nine months ended
                   September 30, 2003 and 2002                                       4

          Condensed Statements of Cash Flows for the nine months ended
                   September 30, 2003 and 2002                                       5

          Selected Notes to Condensed Financial Statements                           6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                              10

       Item 3.  Controls and Procedures                                             12

PART II - OTHER INFORMATION                                                         12

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

Signature Page                                                                      14





=======================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

                              POSITRON CORPORATION
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS
------
Current assets:
   Cash and cash equivalents                                        $     36
   Accounts receivable, net                                              104
   Inventories                                                         1,264
   Prepaid expenses                                                       35
   Other current assets                                                   31
                                                                    ---------

          Total current assets                                         1,470

   Property and equipment, net                                           243
                                                                    ---------

                      Total assets                                  $  1,713
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                  $  1,723
   Customer deposits                                                     140
   Unearned revenue                                                       35
   Current portion of capital lease obligation                             8
                                                                    ---------

          Total current liabilities                                    1,906

Stockholders' equity (deficit):
   Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized;
     510,219 shares issued and outstanding                               510
   Common Stock:  $0.01 par value; 100,000,000 shares authorized;
     53,245,959 shares issued and 53,185,803 shares outstanding          532
   Additional paid-in capital                                         55,183
   Subscription receivable                                               (30)
   Accumulated deficit                                               (56,373)
   Treasury Stock:  60,156 shares at cost                                (15)
                                                                    ---------

          Total stockholders' equity (deficit)                          (193)
                                                                    ---------

                      Total liabilities and stockholders' equity    $  1,713
                                                                    =========


                           See accompanying notes




================================================================================

FORM 10-QSB                                                                  SEPTEMBER 30, 2003
===============================================================================================

                                      POSITRON CORPORATION
                               CONDENSED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)


                                                Three Months Ended        Nine Months Ended
                                             ------------------------  ------------------------
                                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                2003         2002         2003         2002
                                             -----------  -----------  -----------  -----------

Revenues:
   System sales                              $       34   $       --   $    3,459   $    3,319
   Upgrades                                          --           --          265           --
   Service and component                            342          333        1,020          994
                                             -----------  -----------  -----------  -----------

          Total revenues                            376          333        4,744        4,313

Costs of sales and services:
   System sales                                     155           --        3,171        3,272
   Upgrades                                          --           --           95           --
   Service, warranty and component                  173          136          517          437
                                             -----------  -----------  -----------  -----------

          Total costs of sales and services         328          136        3,783        3,709
                                             -----------  -----------  -----------  -----------

          Gross profit                               48          197          961          604

Operating expenses:
   Research and development                         168          272          620          804
   Selling and marketing                            101           95          277          337
   General and administrative                       332          459        1,046        1,307
                                             -----------  -----------  -----------  -----------

          Total operating expenses                  601          826        1,943        2,448
                                             -----------  -----------  -----------  -----------

          Loss from operations                     (553)        (629)        (982)      (1,844)

Other income (expense)
   Gain on sale of Cardiac PET Software              --           --        2,376           --
   Interest income                                   --           --           --            2
   Interest expense                                  --          (52)        (100)        (259)
   Deposit forfeiture                                --           --           --           50
                                             -----------  -----------  -----------  -----------

          Total other income (expense)               --          (52)       2,276         (207)
                                             -----------  -----------  -----------  -----------

Net income (loss)                            $     (553)  $     (681)  $    1,294   $   (2,051)
                                             ===========  ===========  ===========  ===========


Basic and diluted income (loss) per common
share                                        $    (0.01)  $    (0.01)  $     0.02   $    (0.03)


Weighted average number of shares
outstanding
     Basic                                       53,179       62,173       59,109       62,173
     Diluted                                     53,179       62,173       60,586       62,173


                                     See accompanying notes


===============================================================================================

FORM 10-QSB                                                      SEPTEMBER 30, 2003
===================================================================================

                                POSITRON CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                               Nine Months Ended
                                                           ------------------------
                                                            Sept. 30,    Sept. 30,
                                                              2003         2002
                                                           -----------  -----------

Cash flows from operating activities:
   Net income (loss)                                       $    1,294   $   (2,051)
   Adjustments to reconcile net income (loss) to net cash
       used in operating activities
       Depreciation                                                65           69
       Amortization                                                --          100
       Gain on sale of Cardiac PET Software                    (2,376)          --
       Changes in operating assets and liabilities:
         Accounts receivable                                      975          (81)
         Inventory                                              2,020        1,633
         Prepaid expenses                                          48           28
         Other current assets                                      52           45
         Accounts payable and accrued liabilities                 272           32
         Customer deposits                                     (2,248)         (42)
         Unearned revenue                                        (143)        (254)
                                                           -----------  -----------

        Net cash used in operating activities                     (41)        (521)

Cash flows from investing activities:
   Capital expenditures                                            (5)          (7)
                                                           -----------  -----------

        Net cash used in investing activities                      (5)          (7)

Cash flows from financing activities:
   Repayment of capital lease obligation                          (25)         (29)
                                                           -----------  -----------

        Net cash used in financing activities                     (25)         (29)
                                                           -----------  -----------

Net decrease in cash and cash equivalents                         (71)        (557)

Cash and cash equivalents, beginning of period                    107          635
                                                           -----------  -----------

Cash and cash equivalents, end of period                   $       36   $       78
                                                           ===========  ===========


                             See accompanying notes



===================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================


                              POSITRON CORPORATION
                SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

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

2.   ACCOUNTING POLICIES
     -------------------

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


3.   SALE OF CARDIAC PET SOFTWARE
     ----------------------------

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

     In conjunction with the loan, the Company granted Imatron warrants to purchase 6,000,000 shares of common stock, at an exercise price of $.30 per share that were exercisable through June 30, 2006. The warrants issued to Imatron had an approximate value of $200,000 at the date of issue. Such cost was treated as a loan origination cost and amortized to expense over the twelve-month term of the note payable, using the effective interest method.

     Imatron had previously acquired 9,000,000 shares of the Company's common stock on January 22, 1999. General Electric Company ("GE") acquired Imatron on December 19, 2001.

     Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company's obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company's future commitment to provide
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================


     assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

     As part of the transactions contemplated by the Technology Purchase Agreement, the Company entered into a Software License Agreement. Pursuant to terms of the Software License Agreement, the Company received an irrevocable license from GE to continue using, modifying, distributing and otherwise exploiting the Cardiac PET Software in perpetuity.

     In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement For Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of the July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement For Services at any time after it has paid the fees for at least four quarters.

4.   INVENTORIES
     -----------

     Inventories at September 30, 2003 consisted of the following (in thousands):

     Raw materials                                                       $  949
     Work in progress                                                       415
                                                                         -------
         Subtotal                                                         1,364
     Less reserve for obsolescence                                         (100)
                                                                         -------
          Total                                                          $1,264
                                                                         =======


5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities at September 30, 2003 consisted of the following (in thousands):

     Trade accounts payable                                               $  485
     Accrued royalties                                                       308
     Accrued property taxes                                                  293
     Accrued professional fees                                               180
     Accrued compensation                                                    145
     Sales taxes payable                                                     130
     Accrued rent                                                             97
     Accrued warranty costs                                                   60
     Other accrued liabilities                                                25
                                                                          ------
          Total                                                           $1,723
                                                                          ======


6.   EARNINGS PER SHARE
     ------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2002 and the three month period ended September 30, 2003, since it would have resulted in an antidilutive effect.
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

     The following table sets forth the computation of basic and diluted earnings per share.

                                                         Three Months Ended        Nine Months Ended
                                                      ------------------------  ----------------------
                                                       Sept. 30,    Sept. 30,   Sept. 30,    Sept 30,
                                                         2003         2002         2003        2002
                                                      -----------  -----------  ----------  ----------
                                                            (In Thousands, except per share data)

     Numerator
       Basic and diluted income (loss)                $     (553)  $     (681)  $    1,294  $  (2,051)

     Denominator
       Denominator for basic earnings per share-
       weighted average shares                            53,179       62,173       59,109     62,173
       Effect of dilutive securities
           Convertible Series A Preferred Stock               --           --          510         --
           Stock Warrants                                     --           --          776         --
           Stock Options                                      --           --          191         --
                                                      -----------  -----------  ----------  ----------

        Denominator for diluted earnings per share-
        adjusted weighted average shares and
       assumed conversions                                53,179       62,173       60,586     62,173
                                                      ===========  ===========  ==========  ==========

     Basic and diluted income (loss) per
        share                                         $    (0.01)  $    (0.01)  $     0.02  $   (0.03)


7.   LITIGATION
     ----------

     PROFUTURES  CAPITAL  BRIDGE  FUND,  L.P.

     On September 26, 2000, ProFutures Bridge Capital Fund, L.P. ("ProFutures") filed a complaint against the Company in Colorado state court for declaratory relief and breach of contract (the "Complaint"). The Complaint alleged that the Company breached four stock purchase warrants issued to ProFutures on the basis that the Company failed to notify ProFutures of dilutive events and failed to register the full number of shares ProFutures was allegedly entitled to purchase under the warrants when, on February 14, 2000, the Company registered 1,500,000 shares of stock underlying ProFutures' warrants instead of 4,867,571. The Complaint further alleged that the Company's issuance of shares of common stock to Imatron, Inc. on or about January 22, 1999, (the "Imatron Transaction") was a dilutive event pursuant to the anti-dilution provisions contained in the four stock purchase warrants. The Complaint sought declarations that the consideration received by the Company in the Imatron Transaction increased the number of shares issuable under the warrants, the Company breached the warrants by failing to notify ProFutures of the Imatron Transaction and its effect on ProFutures' warrants at the time of the Imatron Transaction and that the Company further breached the warrants by failing to register the number of shares ProFutures alleged were purchasable under its warrants. The Complaint sought an unspecified amount of monetary damages.

     The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron's determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures' alleged damages were uncertain and speculative and that ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages.
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================
     ProFutures has appealed the trial Court's findings and Positron has cross-appealed. Those appeals are presently pending before the Court of Appeals, State of Colorado.

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

     10P10,  L.P.

     In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, Company management has recorded $97,000 as an accrued liability as of September 30, 2003. Although the case is set for trial on a two week docket beginning November 10, 2003, the Company has requested a continuance of the trial setting until February 2004.

8.   SUPPLEMENTAL CASH FLOW DATA
     ---------------------------

                                             Three Months Ended       Nine Months Ended
                                           ----------------------  ----------------------
                                           Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                              2003        2002        2003        2002
                                           ----------  ----------  ----------  ----------

     Supplemental disclosure of cash flow
     information (In thousands):
         Cash paid for interest            $        1  $        2  $        2  $        9
         Cash paid for income taxes        $       --  $       --  $       --  $       --


================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003 AND 2002
-------------

We realized a loss of $553,000 during the three months ended September 30, 2003 compared to a loss of $681,000 for the same quarter in 2002.

We did not sell any systems during the quarters ended September 30, 2003 and 2002. Revenues from system sales in the quarter ended September 30, 2003 included a $34,000 increase in the contract price for a system that was sold in a prior period. Our service revenues increased $9,000 to $342,000 in the three months ended September 30, 2003 from $333,000 in the same period in 2002. Service revenues in the quarter ended September 30, 2003 included the recognition of $50,000 in fees relating to support provided to GE Medical
Systems  in  conjunction  with  the  purchase  of  the  Cardiac  PET  Software.

We generated gross profits of $48,000 during the three months ended September 30, 2003 compared to $197,000 in gross profits for the same three months in 2002. We recognized $34,000 in revenues from system sales in the three month period ended September 30, 2003, offset by $155,000 in expenses related to manufacturing labor, equipment and overhead. We earned profits of $169,000 from services in the third quarter of 2003, compared to profits of $197,000 from services in the same quarter in 2002.

Our operating expenses decreased $225,000 to $601,000 for the three months ended September 30, 2003 from $826,000 for the same period in 2002. Research and development expenses declined $104,000 to $168,000 from $272,000 primarily due to lower payroll costs and a reduction in the use of outside consultants. Legal fees decreased $106,000 to $41,000 in the quarter ended September 30, 2003 from $147,000 in the same period in 2002, as a result of a reduction in activities associated with litigation.

Interest expense decreased to a nominal amount in the quarter ended September 30, 2003, as a result of the cancellation of the indebtedness to Imatron effective June 29, 2003. Interest expense of $52,000 in the third quarter of 2002 was primarily attributable to the indebtedness to Imatron.



COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
2003 AND 2002
-------------

We earned income of $1,294,000 in the nine months ended September 30, 2003 compared to a loss of $2,051,000 during the same period in 2002. We earned income in the first nine months of 2003 primarily as a result of the $2,376,000 gain related to the sale of the Cardiac PET Software.

We generated revenues of $3,459,000 on the sale of three systems during the nine month period ended September 30, 2003. This compares to revenues of $3,319,000 from the sale of three systems in the same period in 2002. We earned revenues of $265,000 from upgrades of systems in the nine month period ended September 30, 2003 compared to no revenues from system upgrades in the same nine month period in the previous year. Our service revenues increased $26,000 to $1,020,000 in the nine months ended September 30, 2003 from $994,000 in the same period in 2002. Service revenues in the nine month period ended September 30, 2003 included the recognition of $50,000 in fees relating to support provided to GE Medical Systems in conjunction with the purchase of the Cardiac PET Software.
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

We generated gross profits of $961,000 during the nine months ended September 30, 2003 compared to $604,000 for the same period in 2002. We earned profits of $554,000 from the sale of three systems, $170,000 from upgrades of systems and $503,000 from service in the first nine months of 2003, offset by $266,000 in expense related to manufacturing labor and overhead. This compares to profits of $47,000 from the sale of three systems and $557,000 from service in the same period in 2002.

Our operating expenses decreased $505,000 to $1,943,000 for the nine months ended September 30, 2003 from $2,448,000 for the same period in 2002. Research and development expenses declined $184,000 to $620,000 from $804,000 primarily due to lower payroll costs and a reduction in the use of outside consultants. Sales and marketing expenses decreased $60,000 to $277,000 from $337,000 as a result of lower payroll, travel and advertising costs. General and administrative expenses decreased $261,000 to $1,046,000 in the nine month period ended September 30, 2003 from $1,307,000 during the same period in the prior year. This decrease in general and administrative expenses was primarily the result of the reduction in legal fees by $437,000. This decrease was partially offset by a $123,000 reduction in the amount of rent credits earned relating to the obligation on the abandoned lease space.

Interest expense decreased $159,000 to $100,000 in the nine month period ended September 30, 2003 from $259,000 for the same period in 2002. Interest charged on the loan obligation to Imatron amounted to $100,000 and $150,000 during the nine month periods ended September 30, 2003 and 2002, respectively. Interest expense in the nine month period ended September 30, 2002 also included $100,000 of loan cost amortization.

We recognized a gain of $2,376,000 on the sale of our Cardiac PET Software in the nine month period ended September 30, 2003.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $36,000 and accounts receivable of $104,000 on September 30, 2003. On the same date, we had accounts payable and accrued liabilities outstanding of $1,723,000. We did not sell any imaging systems in the third quarter of 2003. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $56,373,000 at September 30, 2003. The Company will need to increase system sales to achieve continued profitability.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2002, was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2002 and the Quarterly Report Form 10-QSB for the quarterly period ended June
30, 2003 for disclosures regarding the Company's treatment of new accounting pronouncements.


CRITICAL  ACCOUNTING  POLICIES
------------------------------

REVENUE  RECOGNITION

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. The Company also recognizes revenue on
================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In certain cases, at the customers' request, the Company is storing the product for a brief period of time. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.


                        ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


The Company's management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

                           PART II  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 7 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

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

(b)       Reports  on  Form  8-K

          On July 14, 2003, the Company filed a current report on Form 8-K for the purpose of reporting under Item 2 thereof the cancellation of a $2,000,000 note and other obligations in exchange for sale of the Cardiac PET Software to General Electric Company and for the purpose of reporting under Item 5 thereof the resignation of Michael Golden and the appointment of Gary Brooks as the Company's Chief Financial Officer.











================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       POSITRON CORPORATION
                                       (Registrant)



Date: November 14, 2003                /s/ Gary H. Brooks
                                       ----------------------
                                       Gary H. Brooks
                                       Chairman, CEO, & CFO











================================================================================

FORM 10-QSB                                                   SEPTEMBER 30, 2003
================================================================================

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