Form 10KSB
period 2003-12-31
POSITRON CORP
filed 2004-03-30
CIK 844985

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                    U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                                Washington,  D.C.  20549


                                  FORM  10-KSB

                                  ANNUAL REPORT
        UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2003
                        Commissions file number: 0-24092


                                   POSITRON

                               [GRAPHIC  OMITED]

                              Positron Corporation
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's  revenues  for  fiscal  year  ended  December  31,  2003:  $5,068,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 18, 2004: $2,127,432.

As of March 18, 2004, there were 53,185,803 shares of the Registrant's common stock, $.01 par value outstanding

Documents  incorporated  by  reference:  None

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                              -------   -------

--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                     PART I


                       ITEM 1.     DESCRIPTION OF BUSINESS
GENERAL

Positron Corporation (the "Company") was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET") technology under the trade-name POSICAM(TM) systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM(TM) systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration ("FDA") approved the initial POSICAM(TM) system for marketing in 1985, and as of December 31, 2003, the Company has sold twenty seven (27) POSICAM(TM) systems, of which thirteen (13) are in leading medical facilities in the United States and seven (7) are installed in international medical institutions. The Company has reacquired two systems, which are being held in inventory for resale. The Company presently markets its POSICAM(TM) systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company's installed base of POSICAM(TM) systems, which were operational as of December 31, 2003:

                                                   Install
Site                                              Location           Clinical Application       Date
--------------------------------------------  -----------------  -----------------------------  ----
Memorial Hospital                             Jacksonville, FL   Cardiology/Oncology/Neurology  1988
Beth Israel                                   New York, NY       Cardiology/Oncology/Neurology  1991
Crawford Long Hospital                        Atlanta, GA        Cardiology/Oncology            1992
Hermann Hospital                              Houston, TX        Cardiology/Oncology/Neurology  1993
Bergan Mercy Hospital                         Omaha, NE          Cardiology/Oncology/Neurology  1995
Buffalo Cardiology & Pulmonary Assoc.         Williamsville, NY  Cardiology/Oncology            1995
Hadassah Hospital                             Israel             Cardiology/Oncology/Neurology  1995
Baptist Hospital                              Nashville, TN      Cardiology/Oncology/Neurology  1996
Nishidai Clinic (3 systems)                   Japan              Cardiology/Oncology/Neurology  2000
National Institute of Radiological Sciences   Japan              Cardiology/Oncology/Neurology  2000
Heart Center of the Niagara                   Niagara Falls, NY  Cardiology/Oncology/Neurology  2000
McAllen PET Imaging Center                    Laredo, TX         Cardiology/Oncology            2001
Nishidai Clinic (2 systems)                   Japan              Cardiology/Oncology/Neurology  2002
Crawford Long Hospital                        Atlanta, GA        Cardiology/Oncology            2002
Lancaster Cardiology Medical Group            Lancaster, CA      Cardiology/Oncology            2003
Health Imaging Services                       Cullman, AL        Cardiology/Oncology            2003
Hermann Hospital                              Houston, TX        Cardiology/Oncology            2003

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

MEDICAL  IMAGING  INDUSTRY  OVERVIEW

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CT, and nuclear medicine (which includes PET and Single-Photon Emission Computed Tomography ("SPECT")). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors. CT scans use X-ray beams to obtain anatomical and structural images of bones and organs. Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 1,200 dedicated PET systems are currently operational in the United States and approximately 400 additional dedicated PET systems are in commercial use internationally.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

To market its systems, Positron relies on referrals from users of its existing base of installed scanners, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. The Company uses both sales personnel and key distributors who have geographic or market expertise. Positron incurs minimal expense for sales until there is a completed sale. Positron continued to broaden its communications with the market in support of sales through its developing distribution network and using the internet and directed mailings. We believe that this approach will be cost effective and allow Positron to compete cost effectively with larger competitors. There is no assurance that the Company's marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

POSICAM(TM)  HZ,  HZL  AND  MPOWER(TM)

In addition to the basic POSICAM(TM) system, the Company offers two advanced versions, the POSICAM(TM) HZ and the POSICAM(TM) HZL, which are now being further enhanced to become the mPower(TM) product line. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and scan large organs, such as the liver. The mPower(TM) systems employ new detector concepts to satisfy these needs while maintaining the high count rate capability and sensitivity of the basic POSICAM(TM). In May 1991, the Company received approval from the FDA to market the POSICAM(TM) HZ, and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM(TM) HZ and HZL. In July 1993, the Company received FDA approval to market in the United States the POSICAM(TM) HZL, which has a larger axial field of view than the POSICAM(TM) HZ, facilitating whole body scanning and the scanning of large organs. In July 2002, the Company received FDA approval to market in the United States the POSICAM(TM) mPower(TM) system.

The Company believes that the special features of the POSICAM(TM) HZL and mPower(TM) systems enhance their usefulness in oncology and neurology applications. Furthermore, many price sensitive hospitals and health care providers may seek to leverage external resources for the delivery of PET diagnostic services for their patients. To respond to this market need, the Company intends to expand into the mobile PET market, for which the Company has previously received 510(k) approval from the FDA. In addition, the POSICAM(TM) system has been registered with the State of Texas Department of Health, Bureau of Radiation Control, as a Device suitable for both stationary and mobile use.

CUSTOMER  SERVICE  AND  WARRANTY

The Company has three (3) field service engineers in the United States who have primary responsibility for supporting and maintaining the Company's installed equipment base. In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The Company typically provides a one-year warranty to purchasers of POSICAM(TM) systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company offers to provide service to all of its POSICAM(TM) systems, six (6) of which are under formal service contracts: one (1) service contract is automatically renewed on a month-to-month basis; and four (4) expire in 2004. The Company intends to negotiate the extension of all of the service contracts expiring in 2004; however, there can be no assurance that such extensions will be obtained.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

The Company's service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM(TM) systems during 2003 and 2002.

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

MEDICARE/MEDICAID REIMBURSEMENT. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the Center for Medicare and Medicaid Services ("CMS") formerly the U.S. Health Care Financing Administration, based in part on recommendations made to it by the Office of Health Technology Assessment ("OHTA"). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. In 1999, CMS approved reimbursement on a trial basis for limited cardiac, oncological, and neurological diagnostic procedures. In December 2000, CMS expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners.
In July 2001, CMS further expended its coverage of these procedures and virtually eliminated reimbursement for SPECT imagers performing PET scans. This helped to strengthen the market for "true" PET scanners. In 2001, CMS also implemented its procedures to differentiate hospital based outpatient services from free-standing outpatient services. Under this new program, hospital based PET centers are to be paid less for providing PET services than free-standing centers. This program was to be finalized in 2002. Although expanding, Medicare and Medicaid reimbursement for PET imaging continues to be restrictive. Although the CMS broadened coverage in 2000, the agency has maintained that it intends to evaluate the effectiveness of PET and may change its policy toward reimbursement at some future date. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company's business, financial condition, results of operations and cash flows.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

In 1996, CMS approved reimbursement for one PET procedure in cardiology. In 1998, four additional procedures in cardiology, oncology and neurology were approved. In February 1999, three additional procedure reimbursements were approved in oncology. In December 2000, six additional procedure reimbursements were approved in oncology, one in cardiology and one in neurology. In 2001, further refinements of the reimbursement policies were introduced with expansion in oncology. Whether CMS will continue to approve additional reimbursable procedures, and whether private insurers will follow CMS's lead are unknown at this time. PET scanner demand in the US increased markedly after the announcement of increasing reimbursement. It is unknown at this time if the increase in demand will be sustained as reimbursement expands.

In March 2000, the FDA issued a "Draft Guidance" finding 18-FDG and 13-NH3 (radiopharmaceuticals used in the Company's PET scanner) to be safe and
effective  for  broad  oncology  and  cardiology  indications.   There  is  no
assurance, however, that the FDA's findings in the future will not change or that additional radiopharmaceuticals will be approved.

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

MANUFACTURING

The Company believes that it currently has the ability to assemble its POSICAM(TM) scanners in its 7,963 square foot facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble and test a typical POSICAM(TM) system in two to three months.

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

RESEARCH  AND  DEVELOPMENT

The Company's POSICAM(TM) systems are based upon proprietary technology initially developed at the University of Texas Health Science Center ("UTHSC") in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research ("Clayton Foundation"), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company's ability to develop and maintain improved systems. The Company's research and development


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

expenses were approximately $671,000 and $1,036,000 for the years 2003 and 2002, respectively. The Company's inability to conduct such activities in the future may have a material adverse affect on the Company's business as a whole.

PATENT  AND  ROYALTY  ARRANGEMENTS

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $310,000 were included in liabilities at December 31, 2003.

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

BACKLOG

As of December 31, 2003, the Company had no outstanding orders for mPower(TM) systems.

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

EMPLOYEES

As of December 31, 2003, the Company employed twelve (12) full-time employees and two (2) part-time consultants: three (3) in engineering, three (3) in customer support, three (3) in manufacturing, one (1) in sales and marketing, and four (4) in the executive and administration department. None of the Company's employees are represented by a union.

RISKS  ASSOCIATED  WITH  BUSINESS  ACTIVITIES

HISTORY OF LOSSES. To date the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2003, the Company had a net income of approximately $892,000, compared to a net loss of $2,967,000 during 2002. During 2003, $2,376,000 of income was the result of a non-recurring sale of the Company's Cardiac PET Software. At
December 31, 2003, the Company had an accumulated deficit of approximately $56,775,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM(TM) system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company's revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company's independent auditors for the year ended December 31, 2003 expressed substantial doubt as to the Company's ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

WORKING CAPITAL At December 31, 2003, the Company had cash and cash equivalents of $5,000 compared to $107,000 at December 31, 2002. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder secured by substantially all of the Company's assets. In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

Trading of the Company's common stock is currently conducted on the NASD's Electronic Bulletin Board. Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 2003, the closing price of the Company's common stock was $0.04. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company's common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company's common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company's operation in February 2004. The inspection resulted in issuance of nine inspectional observations. The Company is in the process of addressing all nine inspectional observations and providing responses to the FDA. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company's corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet expected dates of completion for compliance.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

SIGNIFICANT TRANSACTIONS. The Company entered into a loan arrangement on June 29, 2001 with Imatron, a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. This loan was collateralized by substantially all the assets of the Company. Interest was charged on the outstanding principal balance at an annual rate of 10% and was payable monthly. As of June 29, 2003 the principal balance of the loan was $2,000,000. Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at least four quarters.


                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company is headquartered in Houston, Texas, where it currently leases a 7,963 square foot facility. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through October 31, 2003. The Company reduced its space under lease and lowered the monthly rent to $4,671 for the period from November 1, 2003 through March 31, 2004. The lease expires on March 31, 2004. The Company anticipates that the facility will be sufficient for its 2004 operating activities.


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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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


10P10,  L.P.

In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, approximately $97,000 is recorded as an accrued liability as of December 31, 2003. The case is set for trial on a two week docket beginning in September 2004.

Radiology  Corporation of America, Inc.

A judgment in the amount of $75,000 has been entered against the Company in Texas state court in favor of Radiology Corporation of America, Inc., a vendor to the Company. In satisfaction of the judgment the Company and the creditor have agreed that the judgment may be satisfied by five monthly payments of $15,000 each commencing March 10, 2004.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2003.

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

The following range of the high and low reported closing sales prices for the Company's common stock for each quarter in 2003 and 2002, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    2003          2002
                ------------  ------------
                High    Low   High    Low
                -----  -----  -----  -----
First Quarter   $0.01  $0.01  $0.11  $0.08
Second Quarter  $0.08  $0.01  $0.13  $0.05
Third Quarter   $0.20  $0.04  $0.13  $0.06
Fourth Quarter  $0.08  $0.03  $0.08  $0.01



--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

There were approximately 260 shareholders of record of common stock as of March 18, 2004, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Series A Preferred Stock Statement of Designation prohibits the Company from paying any common stock dividends until all required dividends have been paid on the Series A Preferred Stock. As of December 31, 2003, approximately $345,000 of preferred stock dividends are undeclared and unpaid by the Company.

In consideration for the issuance by the Company's President and CEO, Gary H. Brooks, to the Company of a promissory note in the principal amount of $75,000, on October 30, 2002, the Company granted Gary H. Brooks warrants to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share that are exercisable through October 31, 2007. The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.

The  Company's  equity plan information required by this item is set forth under
Item  11  of  Part  III  below.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

The Company entered into a loan arrangement on June 29, 2001 with Imatron for the purpose of borrowing up to $2,000,000 to fund operating activities. This loan was collateralized by substantially all the assets of the Company. Interest was charged on the outstanding principal balance at an annual rate of 10% and was payable monthly. As of June 29, 2003 the principal balance of the loan was $2,000,000. Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.

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

In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at least four quarters.

RESULTS  OF  OPERATIONS

The operations of the Company for the year ended December 31, 2003 resulted in net income of $892,000 compared to a net loss of $2,967,000 in 2002. The operating results in 2003 included a $2,376,000 gain on the sale of its Cardiac PET Software.

REVENUES. The Company generated $3,459,000 in revenues from the sale of three systems in the year ended December 31, 2003 compared to revenues of $3,319,000 from the sale of three systems in 2002. Revenues from service and components increased by $246,000 to $1,609,000 in 2003 compared to $1,363,000 in 2002, as a result  of  upgrades  of  several  systems  for  customers  in  2003.

COST OF SALES AND SERVICES. The Company incurred costs of $3,229,000 on the sale of three systems in 2003 compared to costs of $3,301,000 related to the sale of three systems in 2002. Service and component costs


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

inceased  by  $184,000  to  $797,000  in  2003 from $613,000 in 2002.  Operating results  in  2002  included  inventory  write-downs  of  $180,000.

OPERATING EXPENSES. Selling, general and administrative expenses decreased $495,000 to $1,752,000 in 2003 from $2,247,000 in 2002. The $495,000 decrease in costs was primarily attributable to the reduction in charges for legal services provided in conjunction with the litigation involving ProFutures Capital Bridge Fund, L.P. The Company decreased research and development expenses by $365,000 to $671,000 in 2003 from $1,036,000 in 2002. The $365,000 decrease  in  costs  primarily  resulted  from  a  reduction  in  personnel.

OTHER INCOME (EXPENSES). Interest expense decreased $221,000 to $103,000 in 2003 from $324,000 in 2002, primarily as a result of cancellation of the $2,000,000 note payable to a stockholder on June 29, 2003. The operating results in 2003 included a gain of $2,376,000 on the sale of its Cardiac PET Software. The Company recognized $50,000 in income in 2002 on the forfeiture of a purchase deposit on a system.

NET  OPERATING  LOSS  CARRYFORWARDS

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000, which expire in 2004 through 2022. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

LIQUIDITY  AND  CAPITAL  RESERVES

Since its inception the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2003, the Company had an accumulated deficit of $56,775,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

At December 31, 2003, the Company had cash and cash equivalents of $5,000 compared to $107,000 at December 31, 2002. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder secured by substantially all of the Company's assets. In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The opinion of the Company's independent auditor for the year ended December 31, 2003, expressed substantial doubt as to the Company's ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at least four quarters.

PROMISSORY NOTES. The Company was involved in two separate loan arrangements during 2002 for the purpose of obtaining operating funds on a short-term basis. On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO. On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder. These promissory notes were unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days' written notice, but in no event later than November 30, 2002. Both promissory notes were repaid in full in November of 2002.

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

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December, 2004. The Company plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------


CRITICAL  ACCOUNTING  POLICIES

In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

                        ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.


                                    PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                        DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company as of March 18, 2004 consist of the following individuals:

NAME               AGE                      POSITION
-----------------  ---  ---------------------------------------------------
Gary H. Brooks      55  Director, President, Chief Executive Officer, Chief
                        Financial Offier and Secretary (appointed CEO
                        effective February 1, 2002)

Sachio Okamura      51  Director (appointed April 1, 2001)

Mario Leite Silva   31  Director (appointed May 10, 2002)

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

Mario Filipe Moreira Leite da Silva was appointed as a Director of Positron Corporation in May of 2002. Mr. da Silva currently holds the positron of Director of Financim - Financiamentos Molbil rios, S.G.P.S., S.A. From May 2001 to April 2002, he served as Finance and Organization Director for Imediata Group. Mr. da Silva served as Controller/Finance Director with Grundig from October 1999 to May 2001. From July 1998 to September 1999, he was Team Manager for the auditing department at Price Waterhouse Coopers. From October 1996 to June 1998, Mr. da Silva served as a finance auditor and economic consultant for Price Waterhouse. Mr. da Silva began his professional career with BNC - Banco Nacional de Cr dito Imobili rio from September 1995 to October 1996. Mr. da Silva received and Degree in Economy from the Faculty of Economy, Porto University, and a Masters Degree in Entrepreneurial Sciences, Speciality in Finance from the Faculty of Economy, Porto University.

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

Michael L. Golden served as Chief Financial Officer until his resignation on May 15, 2003.

Ross K. Hartz served as Vice President of Engineering until his death on March 14, 2004.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that following reports of Forms 3 and 4 were not timely filed: Gary H. Brooks filed late two Forms 4s reporting a total of two transactions; and General Electric Co. filed late one Form 4 reporting one transaction.

CODE  OF  ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and a Code of Ethics for Chief Executive Officers and Senior Financial Officers. Copies of these codes are attached as an exhibit to this report.

AUDIT  COMMITTEE

The Company's full Board of Directors acts as the Company's audit committee. The Board has determined that Mario Leite Silva is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                        ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain information with respect to compensation paid by the Company and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 2003, 2002 and 2001.

SUMMARY  COMPENSATION  TABLE

Name and Principal        Fiscal                               Other Annual    Restricted   Options/    LTIP       All Other
Position                   Year   Salary ($)   (a)  Bonus(a)   Compensation   Stock Awards    SARs     Payouts  Compensation(b)
------------------------  ------  -----------       ---------  -------------  ------------  ---------  -------  ----------------
Gary H. Brooks,             2003  $   216,000              --             --            --    500,000       --  $          1,851
President, Chief            2002  $   223,000              --             --            --         --       --  $          5,177
Executive Officer and       2001  $   211,000              --             --            --         --       --  $          1,582
Secretary

Wayne E. Webster(c)
Vice President              2002  $   217,000              --             --            --         --       --  $          3,752
Marketing, Sales, &         2001  $   157,000              --             --            --  1,460,000       --  $          1,610
Service

Ross K. Hartz(d)            2003  $    78,000              --  $      37,471            --    300,000       --  $          1,130
Vice President              2002  $   143,000       $  23,000             --            --         --       --  $          2,144
of Engineering              2001  $   156,685              --             --            --         --       --  $          2,350

Michael L. Golden(e)        2003  $    40,000              --             --            --         --       --  $            531
Chief Financial Officer     2002  $    99,000              --             --            --         --       --  $          1,491
                            2001  $    94,000              --             --            --         --       --  $          1,416

(a) Amounts shown include cash compensation earned with respect to the year shown above.

(b)  Represents  the  Company's  matching  contributions  to  its  401(k)  plan.

(c) Wayne E. Webster served as an officer of the Company through December 31, 2002.

(d) Ross K. Hartz received $37,471 in disability payments in 2003 related to a prolonged illness.

(e)  Michael L. Golden served as an officer of the Company through May 15, 2003.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth certain information with respect to stock options granted to each of the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers") during the fiscal year ended December 31, 2003. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                                                                      POTENTIAL REALIZABLE VALUE AT
                 NUMBER OF                                               ASSUMED ANNUAL RATES OF
                  SHARES        % OF TOTAL                              STOCK PRICE APPRECIATION
                UNDERLYING   OPTIONS GRANTED    EXERCISE                   FOR OPTION TERM (3)
                  OPTIONS    TO EMPLOYEES IN     PRICE    EXPIRATION  -----------------------------
NAME            GRANTED (1)  FISCAL YEAR (2)   PER SHARE     DATE           5%             10%
--------------  -----------  ----------------  ---------  ----------  -------------  --------------
Gary H. Brooks     500,000             26.95%  $    0.05    04/30/13        $  -           $  -
Ross K. Hartz      300,000             16.17%  $    0.05    04/30/13        $  -           $  -

(1) All options were granted under the Company's 1999 Employee Stock Option Plan and have exercise prices equal to the fair market value on the grant date.

(2) Based on options to purchase an aggregate of 1,855,000 shares granted in fiscal 2003.

(3) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.


OPTION  EXERCISES  AND  HOLDINGS

     The following table provides information with respect to option exercises in fiscal 2003 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2003:

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SHARES
                                                    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                         OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                                      FISCAL YEAR-END (#)       FISCAL YEAR-END ($) (1)

                   SHARES ACQUIRED      VALUE
NAME               ON EXERCISE (#)  REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------  ---------------  ------------  -----------  -------------  -----------  -------------
Gary H. Brooks                   -  $          -      250,001        249,999  $         -  $           -
Ross K. Hartz                    -  $          -      480,000        150,000  $         -  $           -

(1) Market value of unexercised options is based on the price of the last reported sale of the Company's Common Stock on the NASDAQ OTC Bulletin Board of $0.04 per share on December 31, 2003 (the last trading day for fiscal 2003), minus the exercise price.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

COMPENSATION  OF  DIRECTORS

Beginning January 22, 1999 through current date, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

On and after October 6, 1999, each non-employee director is eligible to receive an initial option to purchase 25,000 shares of common stock under Positron's 1999 Non-employee Directors' Stock Option Plan upon their election or appointment to the Board. The exercise price is equal to 85% of the fair market value of the common stock on the date of grant. In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant. In the latter event, the common stock acquired upon exercise of such options are subject to a right of repurchase in favor of Positron which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.

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

COMPENSATION  PLANS

KEY EMPLOYEE INCENTIVE COMPENSATION. The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's compensation committee, subject to the approval of the board of directors. During 2003, the Company did not pay any bonus pursuant to the incentive compensation plan.

EMPLOYEE STOCK OPTION PLAN. Positron's Board administers the 1999 Employee Stock Option Plan, which was adopted by the Board effective June 15, 1999. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. As of December 31, 2003, a total of 5,467,500 options have been granted under the 1999 Stock Option Plan, of which 12,500 have been exercised and 2,032,093 are outstanding, and of which 573,734 are subject to vesting and 1,458,359 are fully vested. As of December 31, 2003, a total of 147,495 fully vested options remain outstanding under Positron's 1994 Stock Option Plan, which was terminated effective October 6, 1999.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN. The 1999 Non-employee Directors' Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates As of December 31, 2003, a total of 300,000 fully vested options have been granted and 125,000 remain outstanding under the Directors' Plan.

1999 STOCK BONUS INCENTIVE PLAN. In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. As of December 31, 2003, no options have been granted under the 1999 Stock Bonus Incentive Plan.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the years ended December 31, 2003 and 2002 was approximately $18,000 and $34,000, respectively.

POLICY  WITH  RESPECT  TO  $1  MILLION  DEDUCTION  LIMIT

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2003 or 2002.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of March 18, 2004 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS(A)

 Name and Address           Number of Shares of         % of Outstanding
of Beneficial Owner             Common Stock             Common Stock(b)
----------------------------------------------------------------------------

Gary H. Brooks                  3,841,668(c)                  7.2%


(a) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)  Based  on  53,185,803  common  shares  outstanding  on  March  18,  2004.

(c) Includes 50,000 shares owned directly, 3,500,000 shares issuable upon the exercise of warrants that are exercisable as of March 18, 2004 and vested options to purchase 291,668 shares of common stock as of March 18, 2004.

Mr.  Brooks  can  be  contacted  through  the  Houston,  Texas  office.


SECURITY  OWNERSHIP  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table presents the security ownership of the Company's Directors and Named Executive Officers:

                                  Beneficial                        Percent
Title of Class             Name of Beneficial Owner              Ownership(aa)  of Class(bb)
--------------  -----------------------------------------------  -------------  ------------
Common          Gary H. Brooks                                   3,841,668(cc)          7.2%
Common          Sachio Okamura                                     260,000(dd)            *
Common          Mario Leite Silva                                   75,000(ee)            *
                                                                 -------------
Common          All Directors and Executive Officers as a Group      4,176,668          7.9%
                                                                 =============

*    Does  not  exceed  1%  of  the  referenced  class  of  securities.

(aa) Ownership  is  direct  unless  indicated  otherwise.

(bb) Calculation based on 53,185,803 common shares outstanding as of March 18, 2004.

(cc) Includes 50,000 shares owned directly, 3,500,000 shares issuable upon the exercise of warrants that are exercisable as of March 18, 2004 and vested options to purchase 291,668 shares of common stock as of March 18, 2004.

(dd) Includes 260,000 shares issuable upon the exercise of warrants and options that are exercisable as of March 18, 2004 or that will become exercisable within 60 days thereafter.

(ee) Includes 75,000 shares issuable upon the exercise of options that are exercisable as of March 18, 2004 or that will become exercisable within 60 days thereafter.

All officers and directors of the Company can be contacted through the Houston, Texas office.

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2003.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                                                                            Number of Securities
                                                                                           Remaining Available for
                                         Number of Securities to    Weighted-Average        Future Issuance Under
                                         be Issued Upon Exercise    Exercise Price of        Equity Compensation
                                         of Outstanding Options,  Outstanding Options,   Plans (excluding securities
Plan Category                              Warrants and Rights     Warrants and Rights     included in 1st column)
Equity Compensation Plans Approved by
 Security Holders (1)                                  2,304,588  $                0.32                  3,682,912(2)

Equity Compensation Plans Not Approved
 by Security Holders                                           0                     --                            0
                                         ----------------------------------------------------------------------------
TOTAL                                                  2,304,588  $                0.32                    3,682,912
                                         ============================================================================

(1) Consists of 1999 Stock Option Plan, the 1999 Non-Employee Directors' Stock Option Plan, the 1999 Stock Bonus Incentive Plan, and the 1999 Employee Stock Purchase Plan, each as amended to date.

(2) Includes 1,807,912 shares available for issuance under the 1999 Stock Option Plan, 375,000 shares available for issuance under the 1999 Non-Employee Directors' Plan, 1,000,000 shares available for issuance under the 1999 Stock Bonus Incentive Plan, and 500,000 shares available under the 1999 Employee Stock Purchase Plan.

Please see the discussion set forth above in Item 10 for a description of the material terms of the Company's equity compensation plans.

            ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE  PAYABLE  TO  PRESIDENT  AND  CEO

On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO. The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days' written notice, but in no event later than November 30, 2002. The promissory note was repaid in full in November of 2002. In consideration for the promissory note, the Company granted its President & CEO warrants to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share that are exercisable through October 31, 2007.

NOTES  PAYABLE  TO  STOCKHOLDERS

On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder. The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days' written notice, but in no event later than November 30, 2002. The promissory note was repaid in full in November of 2002.

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

In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at last four quarters.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

10.2 Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.3 International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.4+ 1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company's Proxy Statement dated May 2,
          1994).
10.5+ Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.6+     Retirement Plan and Trust (incorporated herein by reference to Exhibit
          10.6 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.7 Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation,
          K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.8 Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.9 Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.10 Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.11     Royalty  Assignment  dated as of December 22, 1988, by and between The
          Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.12 Stock Purchase Warrant dated October 31, 1993, issued to Gary B. Wood (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.13     Amendment  No. 1 to Exhibit 10.22 (incorporated herein by reference to
          Exhibit 10.23 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.14 Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.15 Stock Purchase Warrant dated February 25, 1993, issued to K. Lance Gould (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.16+ Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.
10.17+ Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.18+ Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.19 Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.20+ Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.21 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).
10.22 Stock Purchase Warrant dated as of October 31, 1993 issued to Gerald Hillman (incorporated herein by reference to Exhibit 10.56 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

10.46 Promissory Note dated September 14, 1995, in the principal amount of $1,000,000 payable to Uro-Tech, Ltd. (incorporated herein by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.47 Revolving Finance agreement with Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1995).
10.48 Security Agreement Boston Financial & Equity Corporation (incorporated herein by reference to Exhibit 10.48 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.49 Supplement to Security Agreement Security Interest in Inventory (incorporated herein by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.50     Inter-Creditor  Agreement (incorporated herein by reference to Exhibit
          10.50 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
10.51 Loan Agreement between Positron Corporation and ProFutures Bridge Capital Fund, L.P. dated November 1, 1996 (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.52 Promissory Note dated November 14, 1996, in the principal amount of $1,400,000 payable to ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.53 InterCreditor Agreement dated November 14, 1996 among Uro-Tech, Ltd., Boston Financial & Equity Corporation and ProFutures Bridge Capital Fund, L.P. (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.54 Amendment to BF&E loan (incorporated by reference to Exhibit 10.54 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.55     Amendment  to  Uro-Tech  loan  (incorporated  by  reference to Exhibit
          10.55 to the Company's Report on Form 10-KSB for the year ended December 1996).
10.56 Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit
          10.56 to the Company's Report on Form 10-KSB for the year ended December 31, 1996).
10.57     Loan  Agreement  between  Positron  Corporation  and  Imatron,  Inc.
10.58 Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10KSB/A-Z for the year ended December 31, 1996).
10.59 Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company's Proxy Statement dated December 18, 1998).
10.60     Promissory  Note  from  Positron  Corporation  to  Imatron,  Inc.
10.61 Employment Agreement dated as of January 22, 1999 by and between Positron Corporation and Gary H. Brooks (incorporated by reference to
          Exhibit 10.61 to the Company's Registration Statement on Form SB-2 (file No. 333-30316)).
10.62 Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

10.63     1999  Stock  Option  Plan (incorporated herein by reference to Exhibit
          10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.64 1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.65     1999  Stock  Bonus Incentive Plan (incorporated herein by reference to
          Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)). 10.66 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.67     Stock  Purchase  Warrant dated September 1, 1999 issued by Positron to
          S.  Okamura  and Associates, Inc. (incorporated herein by reference to
          Exhibit 10.67 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.68 Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd. (incorporated herein by reference to Exhibit
          10.68 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.69 Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance Limited (incorporated herein by reference to Exhibit
          10.69 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.70     Loan  Agreement  with  Imatron  Inc dated June 29, 2001 (incorporation herein  by  reference  to  the  Company's Report on 8-K dated July 12,
          2001).
10.71 Employment Agreement dated as of January 17, 2001 by and between Positron Corporation and Wayne E. Webster.
10.72 Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.73 Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.74 Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
14.1      Code  of  Business  Conduct  and  Ethics
24.1      Powers  of  Attorney  (included  on  signature  page  hereto)
31.1 Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
+ Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).
*         Filed  herewith
#         Furnished  herewith


Form  8-K  Reports:
No current report on Form 8-K was filed by the Company during the fourth quarter of 2003.




                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POSITRON  CORPORATION


Date:  March 29, 2004          By:  /s/  Gary H. Brooks
                                    --------------------------------
                                    Gary H. Brooks
                                    Chairman, CEO & CFO


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

POWER  OF  ATTORNEY

Each  person  whose signature appears below hereby constitutes and appoints Gary
H. Brooks, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Gary  H.  Brooks
-------------------------------------
Gary  H.  Brooks                               March  29,  2004
Chairman, CEO & CFO




/s/  Sachio  Okamura
-------------------------------------
Sachio  Okamura                                March  29,  2004
Director



                                               March  29,  2004
-------------------------------------
Mario  Leite  Silva
Director



--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ham, Langston & Brezina, L.L.P. for fiscal 2003 and 2002.

                          Fiscal  2003  Fiscal  2002
                          ------------  ------------
     Audit  fees  (1)     $     39,343  $     39,329
     Audit-related fees   $        ---  $        ---
     Tax  fees  (2)       $      3,500  $      3,500
     All  other  fees     $        ---  $        ---

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) For fiscal 2003 and 2002, respectively, tax fees principally included tax compliance fees of $3,500 and $3,500.

All audit related services, tax services and other services are and were pre-approved by the Company's Board of Directors, which concluded that the provision of such services by Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------



                              POSITRON CORPORATION
                                  ____________



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                 FINANCIAL STATEMENTS
                                   TABLE OF CONTENTS
                                      __________


                                                                                    PAGE
                                                                                    ----
Report of Independent Accountants                                                   36

Balance Sheet as of December 31, 2003                                               37

Statements of Operations for the years ended December 31, 2003 and 2002             38

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003  39 and 2002

Statements of Cash Flows for the years ended December 31, 2003 and 2002             40

Notes to Financial Statements                                                       41


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board  of  Directors  and  Stockholders
Positron  Corporation


We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2003, and the results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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


                               /s/ Ham, Langston & Brezina, L.L.P.

Houston,  Texas
March  22,  2004


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                       POSITRON CORPORATION
                                          BALANCE SHEET
                                        DECEMBER 31, 2003
                                (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------

Current assets:
  Cash and cash equivalents                                                             $      5
  Accounts receivable, net of allowance of $81                                                 3
  Inventories                                                                              1,161
  Prepaid expenses                                                                           175
  Other current assets                                                                        12
                                                                                        ---------
          Total current assets                                                             1,356

Property and equipment, net                                                                  222
                                                                                        ---------
          Total assets                                                                  $  1,578
                                                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable, trade and accrued liabilities                                      $  1,898
   Customer deposits                                                                         170
   Unearned revenue                                                                           95
   Capital lease obligation                                                                    9
                                                                                        ---------
          Total current liabilities                                                        2,172

Stockholders' equity (deficit):
  Series A Preferred Stock:  $1.00 par value; 8% cumulative, convertible, redeemable;
    5,450,000 shares authorized; 510,219 shares issued and outstanding.                      510
  Common stock:  $0.01 par value; 100,000,000 shares authorized;
    53,245,959 shares issued and 53,185,803 shares outstanding.                              532
  Additional paid-in capital                                                              55,184
  Subscription receivable                                                                    (30)
  Accumulated deficit                                                                    (56,775)
  Treasury Stock:  60,156 shares at cost                                                     (15)
                                                                                        ---------
           Total stockholders' equity (deficit)                                             (594)
                                                                                        ---------
                          Total liabilities and stockholders' equity                    $  1,578
                                                                                        =========

                        See notes to financial statements


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                              POSITRON CORPORATION
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          Year Ended
                                                         December 31,
                                                      ------------------
                                                        2003      2002
                                                      --------  --------
Revenue:
    System sales                                      $ 3,459   $ 3,319
    Service and components                              1,609     1,363
                                                      --------  --------
       Total revenue                                    5,068     4,682

Costs of sales and services:
    System sales                                        3,229     3,301
    Service, warranty and components                      797       613
    Write-down of inventory to net realizable value        --       180
                                                      --------  --------
       Total costs of sales and services                4,026     4,094
                                                      --------  --------
        Gross profit                                    1,042       588

Selling, general and administrative                     1,752     2,247
Research and development                                  671     1,036
                                                      --------  --------
Loss from operations                                   (1,381)   (2,695)

Other income (expenses):
    Interest expense                                     (103)     (324)
    Interest income                                        --         2
    Gain on sale of Cardiac PET Software                2,376        --
    Other income                                           --        50
                                                      --------  --------
         Total other income (expense)                   2,273      (272)
                                                      --------  --------

Net income (loss)                                     $   892   $(2,967)
                                                      ========  ========
Basic and diluted income (loss) per common share      $  0.02   $ (0.05)
                                                      ========  ========
Weighted average shares outstanding
    Basic                                              57,616    62,173
    Diluted                                            58,859    62,173

                        See notes to financial statements


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                                POSITRON CORPORATION
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                          Series A                             Additional   Subscrip-
                       Preferred Stock       Common Stock       Paid-In       tion       Accumulated  Treasury
                       Shares   Amount     Shares     Amount    Capital     Receivable     Deficit     Stock     Total
                       -------  -------  -----------  -------  ----------  ------------  -----------  --------  --------
Balance at
 December 31, 2001     510,219  $   510  62,233,459   $  622   $   55,079  $       (30)  $  (54,700)  $   (15)  $ 1,466

Net loss                    --       --          --       --           --           --       (2,967)       --    (2,967)

Warrants issued
  pursuant to
  promissory note           --       --          --       --           14           --           --        --        14
                       -------  -------  -----------  -------  ----------  ------------  -----------  --------  --------
Balance at
  December 31, 2002    510,219      510  62,233,459      622       55,093          (30)     (57,667)      (15)   (1,487)

Net income                  --       --          --       --           --           --          892        --       892

Shares surrendered
  In conjunction with
  Sale of Cardiac
  PET Software              --       --  (9,000,000)     (90)          90           --           --        --        --

Exercise of stock
  options                   --       --      12,500       --            1           --           --        --         1
                       -------  -------  -----------  -------  ----------  ------------  -----------  --------  --------
Balance at
 December 31, 2003     510,219  $   510  53,245,959   $  532   $   55,184  $       (30)  $  (56,775)  $   (15)  $  (594)
                       =======  =======  ===========  =======  ==========  ============  ===========  ========  ========

                        See notes to financial statements


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                                       POSITRON CORPORATION
                                     STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)


                                                                                   Year Ended
                                                                                  December 31,
                                                                               ------------------
                                                                                 2003      2002
                                                                               --------  --------
Cash flows from operating activities:
    Net income (loss)                                                          $   892   $(2,967)
    Adjustments to reconcile net income (loss) to net cash used in operating activities
        Gain on sale of Cardiac PET Software                                    (2,376)       --
        Depreciation expense                                                        86        91
        Bad debt expense                                                            81        --
        Amortization of loan costs                                                  --       114
        Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                             995      (895)
            Decrease in inventories                                              2,123     1,603
            Decrease (increase) in prepaid expenses                                 57       (29)
            Decrease in other current assets                                        71        35
            Increase in accounts payable and accrued liabilities                   298        27
            (Decrease) increase in customer deposits                            (2,218)    1,692
            Decrease in unearned revenue                                           (83)     (140)
                                                                               --------  --------
           Net cash used in operating activities                                   (74)     (469)

Cash flows from investing activities:
     Capital expenditures                                                           (5)      (19)
                                                                               --------  --------
           Net cash used in investing activities                                    (5)      (19)

Cash flows from financing activities:
     Repayment of capital lease obligation                                         (24)      (40)
     Purchase of common stock                                                        1        --
                                                                               --------  --------
           Net cash used in financing activities                                   (23)      (40)
                                                                               --------  --------
Net decrease in cash and cash equivalents                                         (102)     (528)

Cash and cash equivalents, beginning of year                                       107       635
                                                                               --------  --------
Cash and cash equivalents, end of year                                         $     5   $   107
                                                                               ========  ========

                        See notes to financial statements


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

     REVENUE  RECOGNITION
     --------------------

     Revenues from POSICAM(TM) system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

     ADVERTISING
     -----------

     Nondirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2003 and 2002 were $46,000 and $91,000, respectively.

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December, 2004. The
     Company plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated.


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since its inception the Company has been unable to sell POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2003, the Company had an accumulated deficit of $56,775,000 and a stockholders' deficit of $594,000. Due to the sizable prices of the Company's systems and the limited number of systems sold or placed in service each year, the Company's revenues have fluctuated significantly year to year.

     The Company utilized a significant amount of its available cash and the $2,000,000 in proceeds from a note payable to a stockholder to fund its operating activities in 2003 and 2002. As a result, the Company had cash and cash equivalents of only $5,000 at December 31, 2003. At the same date, the Company had accounts payable and accrued liabilities of $1,898,000.

     There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability. The Company's long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business and 3) meet current commitments and fund the continuation of its business operation in the near future.


3.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable at December 31, 2003 consisted of the following (in thousands):

       Billed trade receivables         $ 84
       Allowance for doubtful accounts   (81)
                                        -----
       Accounts receivable, net         $  3
                                        =====


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

4.   INVENTORIES
     -----------

     Inventories at December 31, 2003 consisted of the following (in thousands):

       Raw  materials                    $   888
       Work  in  progress                    373
                                         --------
       Subtotal                            1,261
       Less reserve for obsolescence        (100)
                                         --------
          Total                          $ 1,161
                                         ========


5.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at December 31, 2003 consisted of the following (in thousands):

       Furniture  and  fixtures           $   138
       Computers  and  peripherals            297
       Machinery  and  equipment              123
                                          --------
          Subtotal                            558
       Less  accumulated  depreciation       (336)
                                          --------
          Total                           $   222
                                          ========


6.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 2003 consisted of the following (in thousands):

       Trade  accounts  payable     $    508
       Accrued  property  taxes          323
       Accrued  royalties                310
       Accrued  professional  fees       180
       Accrued  compensation             151
       Sales  taxes  payable             135
       Other  accrued  liabilities       134
       Accrued  rent                      97
       Accrued  warranty  costs           60
                                    --------
            Total                   $  1,898
                                    ========

7.   SALE  OF  CARDIAC  PET  SOFTWARE
     --------------------------------

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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

     In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at least four quarters.

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

     Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The 1999 Plan is administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). As of December 31, 2003, a total of 5,467,500 stock options have been awarded under the 1999 Plan.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

     NON-EMPLOYEE  DIRECTORS'  STOCK  OPTION  PLAN
     ---------------------------------------------

     Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 300,000 shares of common stock have been granted under the Directors' Plan at December 31, 2003.

     1999  STOCK  BONUS  INCENTIVE  PLAN
     -----------------------------------

     In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the "Stock Bonus Plan"), effective November 1, 1999. The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. No shares have been issued under the Stock Bonus Plan at December 31, 2003.

     1999  EMPLOYEE  STOCK  PURCHASE  PLAN
     -------------------------------------

     The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan") in October 1999. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2003.

     A  summary  of  stock  option  activity  is  as  follows:

                                      SHARES      PRICE RANGE
                                     ISSUABLE     OR WEIGHTED
                                      UNDER         AVERAGE
                                   OUTSTANDING      EXERCIS
                                     OPTIONS         PRICE
                                   ------------  -------------

     Balance at December 31, 2001    3,169,995   $        0.48

       Granted                          75,000   $0.07 - $0.08
       Exercised                            --              --
       Forfeited                    (1,056,250)  $0.26 - $1.06
                                   ------------

     Balance at December 31, 2002    2,188,745   $        0.54

       Granted                       1,905,000   $0.01 - $0.05
       Exercised                      ( 12,500)  $        0.05
       Forfeited                    (1,776,657)  $0.05 - $1.06
                                   ------------

     Balance at December 31, 2003    2,304,588   $        0.32
                                   ============


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

     The shares exercisable for vested options and the corresponding weighted average exercise price was 1,730,854 shares and $0.42 per share at December 31, 2003.

     Following  is  a summary of stock options outstanding at December 31, 2003.

                             OPTIONS  OUTSTANDING        OPTIONS  EXERCISABLE
                      ---------------------------------  --------------------
                                  WEIGHTED
                                   AVERAGE    WEIGHTED              WEIGHTED
                                  REMAINING   AVERAGE               AVERAGE
        RANGE OF                    TERM      EXERCISE              EXERCISE
     EXERCISE PRICE     SHARES    (IN YEARS)    PRICE     SHARES     PRICE
     ---------------  ----------  ----------  ---------  ---------  --------
     2.625              140,500        1.20   $    2.63    140,500  $   2.63
     3.750 - $4.125       6,995        1.66   $    3.94      6,995  $   3.94
     0.280 - $1.030     557,500        5.60   $    0.34    557,500  $   0.34
     0.530 - $0.940     148,750        6.50   $    0.62    147,500  $   0.62
     0.111               25,000        7.25   $    0.11     25,000  $   0.11
     0.068 - $0.077      50,000        8.17   $    0.07     50,000  $   0.07
     0.010 - $0.050   1,375,843        9.25   $    0.05    803,359  $   0.05
                      ----------                         ---------

                      2,304,588               $    0.32  1,730,854  $   0.42
                      ==========                         =========

     Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 2003 and 2002 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value: (i) average dividend yield of 0.00%; (ii) expected volatility of 100.00%; (iii) expected life of two (2) years; and (iv) estimated risk-free interest rate of 6.00% and 7.00%, respectively.

     The pro forma disclosures as if the Company adopted the cost recognition requirements of SFAS 123 are as follows (in thousands):

                                              2003                       2002
                                   ------------------------  --------------------------
                                   As Reported   Pro Forma    As Reported    Pro Forma
                                   ------------  ----------  -------------  -----------

     Net income (loss)             $        892  $      803  $     (2,967)  $   (3,169)
                                   ============  ==========  =============  ===========

     Basic and dilutive net income
       (loss) per common share     $       0.02  $     0.01  $      (0.05)  $    (0.05)
                                   ============  ==========  =============  ===========

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future results. SFAS 123 does not apply to awards prior to 1995. Additional awards in future years are not anticipated by the Company.

     WARRANTS
     --------

     During 2003, warrants to purchase 6,000,000 shares of common stock were surrendered in conjunction with the sale of the Company's Cardiac PET Software (Note 7).


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

     A  summary  of  warrant  activity  is  as  follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                NUMBER OF                    EXERCISE
                                                 SHARES     EXERCISE PRICE    PRICE
                                               -----------  ---------------  -------
     Balance at December 31, 2001              30,620,000   $    0.05-$2.40  $  0.25
     Issued (see Note 12)                         600,000   $    0.05-$0.15  $  0.07
                                               -----------
     Balance at December 31, 2002              31,220,000   $    0.05-$2.40  $  0.24
     Warrants surrendered in connection with
     sale of Cardiac PET Software              (6,000,000)  $          0.30  $  0.30
     Expired                                     (100,000)  $          0.15  $  0.15
                                               -----------
     Balance at December 31, 2003              25,120,000   $  0.05 - $2.40  $  0.23
                                               ===========

     All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2003 follows:

                                          REMAINING
     NUMBER OF COMMON                     CONTRACTUAL   EXERCISE
     STOCK EQUIVALENTS  EXPIRATION DATE   LIFE (YEARS)  PRICE
     -----------------  ----------------  ------------  --------
             7,650,000      August 2004            0.7  $   0.05
            10,970,000      August 2004            0.7  $   0.30
               250,000      January 2007           3.1  $   2.40
               500,000      October 2007           3.8  $   0.05
             1,250,000      March 2008             4.3  $   0.25
             4,500,000      June 2009              5.5  $   0.30
     -----------------
            25,120,000
     =================

     No compensation expense related to options and warrants was recognized by the Company in the accompanying statement of operations during the years ended December 31, 2003 or 2002.

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

     As of December 31, 2003, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total $345,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------


10.   INCOME  TAXES
      -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000, which expire in 2004 through 2022. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company's common stock limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

     The composition of deferred tax assets and the related tax effects at December 31, 2003 are as follows (in thousands):

     Deferred tax assets:
       Net operating losses              $   3,357
       Accrued liabilities and reserves        320
       Inventory basis difference              140
                                         ----------
                                             3,817
     Valuation allowance                  ( 3,814 )
                                         ----------
          Total deferred tax assets      $       3
                                         ==========

     Deferred tax liability:
       Basis of property and equipment   $      (3)
                                         ==========

     Net deferred tax asset              $       0
                                         ==========

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) is as follows (amounts in thousands):

                                               2003             2002
                                        ----------------  ----------------
                                         AMOUNT      %     AMOUNT     %
                                        --------  ------  --------  ------
       Benefit  (provision) for income
         tax at federal statutory rate  $  (303)  (34.0)  $ 1,008    34.0
       Other                                 35     4.0       (64)   (2.1)
       Change in valuation allowance        268    30.0      (944)  (31.9)
                                        --------  ------  --------  ------

                                        $     -      --   $    --    --
                                        ========  ======  ========  ======


11.   401(K)  PLAN
      ------------

     The Positron Corporation 401(k) Plan and Trust (the "Plan") covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant's deferral contributions, up to 6 percent of the employee's compensation, as defined in the Plan agreement. The Company's contribution expense was approximately $18,000 and $34,000 in 2003 and 2002, respectively. The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2003.

12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     KEY  EMPLOYEE  INCENTIVE  COMPENSATION
     --------------------------------------


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------


     The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's compensation committee, subject to the approval of the board of directors. During 2003 the Company did not pay any bonus pursuant to the incentive compensation plan.

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

     In conjunction with the Technology Purchase Agreement, the Company also entered into an Agreement for Services for the purpose of assisting GE in fully utilizing and exploiting the Cardiac PET Software. The Company agreed to provide services for a period of six quarters (eighteen months) for a fee of $50,000 per each 3-month period during the term of this agreement. GE committed to pay the fee for the first two quarters of $50,000 (total of $100,000) within two business days of July 29, 2003 and will make payment of any subsequent quarters in advance of such quarter. GE may terminate the Agreement for Services at any time after it has paid the fees for at least four quarters.

     NOTE  PAYABLE  TO  PRESIDENT  AND  CEO
     --------------------------------------

     On October 30, 2002, the Company received a promissory note in the principal amount of $75,000 from its President & CEO. The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days' written notice, but in no event later than November 30, 2002. The promissory note was repaid in full in November of 2002. In consideration for the promissory note, the Company granted its President & CEO warrants to purchase 500,000 shares of common stock, at an exercise price of $0.05 per share that are exercisable through October 31, 2007. The warrants had an approximate value of $14,000 at the date of issue. Such cost is treated as loan origination cost and was amortized to expense in 2002 over the term of the note, using the effective interest method.


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

     NOTE  PAYABLE  TO  STOCKHOLDER
     ------------------------------

     On November 4, 2002, the Company received a promissory note in the principal amount of $25,000 from a stockholder. The promissory note was unsecured, bore interest at 7% per annum, and the principal and accrued interest was due and payable on demand, on not less than five calendar days' written notice, but in no event later than November 30, 2002. The promissory note was repaid in full in November of 2002.

13.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     ROYALTY  AGREEMENTS
     -------------------

     The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $310,000 were included in liabilities at December 31, 2003.

     LEASE  AGREEMENTS
     -----------------

     Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease space and move its operations to a facility with significantly reduced space and a more affordable lease payment. Although the Company entered into an agreement with the landlord regarding vacating the space, a dispute subsequently arose with the landlord as to interpretation of that agreement. The landlord has filed suit against the Company claiming that the Company owes approximately $150,000, plus attorney's fees, to the landlord under the terms of the agreement. A subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the sums claimed by the landlord, due to the pending lawsuit, $97,000 is recorded as an accrued liability as of December 31, 2003. Operating expenses were reduced by approximately $57,000 and $180,000 in 2003 and 2002, respectively as a result of credits and charges associated with the abandoned lease.

     The Company operates in leased facilities under an operating lease that expires in March 2004 and contains no renewal options. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through October 31, 2003. The Company reduced its space under lease and lowered the monthly rent to $4,671 for the period from November 1, 2003 through March 31, 2004. The cost of leasing the Company's operating facility amounted to approximately $74,000 and $86,000 in 2003 and 2002, respectively. Total minimum lease payments of approximately $17,000 remain due under the lease contract in 2004.

     In August 2000, the Company leased a marketing display exhibit under a three year lease with monthly rental payments of $3,850. As a capital lease, the display exhibit had a fair value of approximately $117,000 at the inception of the lease and the incremental borrowing rate is 11%. Amortization of the capital lease is included in depreciation expense. Future minimum lease payments of approximately $9,000 are currently due under this capital lease.


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


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

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

     10P10,  L.P.

     In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, approximately $97,000 is recorded as an accrued liability as of December 31, 2003. The case is set for trial on a two week docket beginning in September 2004.

     Radiology  Corporation of America, Inc.

     A judgment in the amount of $75,000 has been entered against the Company in Texas state court in favor of Radiology Corporation of America, Inc., a vendor to the Company. In satisfaction of the judgment the Company and the creditor have agreed that the judgment may be satisfied by five monthly payments of $15,000 each commencing March 10, 2004.

14.  EARNINGS  PER  SHARE
     --------------------

     The following information details the computation of basic and diluted earnings per share:

                                                                         Year Ended December
                                                                          31, (In thousands,
                                                                         except for per share
                                                                                data)
                                                                       -----------------------
                                                                          2003        2002
                                                                       ----------  -----------
     Numerator:
       Basic and diluted net income (loss):                            $      892  $   (2,967)

     Denominator:
        Denominator for basic earnings per share-weighted
            average shares                                                 57,616      62,173
        Effect of dilutive securities
            Convertible Series A Preferred Stock                              510         ---
            Stock Warrants                                                    582         ---
            Stock Options                                                     151         ---
                                                                       ----------  -----------
         Denominator for diluted earnings per share-adjusted weighted
             Average shares and assumed conversions                        58,859      62,173
                                                                       ==========  ===========

     Basic and diluted income (loss) per common share                  $     0.02  $    (0.05)


--------------------------------------------------------------------------------

FY 2003                        POSITRON CORPORATION                  FORM 10-KSB
--------------------------------------------------------------------------------

     All common stock equivalents in the year ended December 31, 2002 were excluded from the above calculation as their effect was anti-dilutive.

15.  SEGMENT  INFORMATION  AND  MAJOR  CUSTOMERS
     -------------------------------------------

     The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

     During the years ended December 31, 2003 and 2002 the Company had a limited number of customers as follows:

                                         2003   2002
                                         -----  -----
     Number of customers                   16     15
     Customers accounting for more than
       10% of revenues                      3      2
     Percent of revenues derived from
       largest customer                    35%    47%
     Percent of revenues derived from
       second largest customer             24%    27%


16.  SUPPLEMENTAL  CASH  FLOW  DATA
     ------------------------------

                                                                                2003   2002
                                                                               ------  -----
     Supplemental disclosure of cash flow information (in thousands):
       Cash paid for interest                                                  $    4  $  10
       Cash paid for income taxes                                              $  ---  $  --

     Non-cash investing and financing activities (in thousands):
       Extinguishment of debt and accrued interest and cancellation
         of warrants and common stock in asset sale                            $2,376  $  --


--------------------------------------------------------------------------------