Form 10QSB
period 2004-03-31
POSITRON CORP
filed 2004-05-12
CIK 844985

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

                     Yes   X    No
                         -----    -----


As of March 31, 2004, there were 53,185,803 shares of the Registrant's Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format. Yes       No   X
                                                   -----    -----


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================
                              POSITRON CORPORATION
                                TABLE OF CONTENTS
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004



PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
     Item 1.  Condensed Financial Statements

          Condensed Balance Sheet as of March 31, 2004                            3

          Condensed Statements of Operations for the three months ended
              March 31, 2004 and 2003                                             4

          Condensed Statements of Cash Flows for the three months ended
              March 31, 2004 and 2003                                             5

          Selected Notes to Condensed Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                9

     Item 3.  Controls and Procedures                                            10

PART II - OTHER INFORMATION                                                      11

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signature Page                                                                   12


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================
                              POSITRON CORPORATION
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


ASSETS
------
Current assets:
  Cash and cash equivalents                                     $    111
  Accounts receivable, net                                             3
  Inventories                                                      1,253
  Prepaid expenses                                                   127
  Other current assets                                                58
                                                                ---------

          Total current assets                                     1,552

Property and equipment, net                                          200
                                                                ---------

          Total assets                                          $  1,752
                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable, trade and accrued liabilities               $  1,854
  Customer deposits                                                  660
  Unearned revenue                                                    71
  Current portion of capital lease obligation                          7
                                                                ---------

          Total current liabilities                                2,592

Stockholders' equity:
Series A Preferred Stock:  $1.00 par value; 8% cumulative,
  convertible, redeemable;  5,450,000 shares authorized;
  510,219 shares issued and outstanding.                             510
Common Stock:  $0.01 par value; 100,000,000 shares
  authorized; 53,245,959 shares issued and 53,185,803 shares
  outstanding.                                                       532
Additional paid-in capital                                        55,184
Subscription receivable                                              (30)
Accumulated deficit                                              (57,021)
Treasury Stock:  60,156 shares at cost                               (15)
                                                                ---------

          Total stockholders' equity                                (840)
                                                                ---------

          Total liabilities and stockholders' equity            $  1,752
                                                                =========

                             See accompanying notes.


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================
                              POSITRON CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                   ------------------------
                                                    March 31,    March 31,
                                                      2004         2003
                                                   -----------  -----------
Revenues:
  System sales                                     $       --   $    3,425
  Service and component                                   243          342
                                                   -----------  -----------

    Total revenues                                        243        3,767

Costs of sales and services:
  System sales                                             48        2,861
  Service, warranty and component                          70          166
                                                   -----------  -----------

    Total costs of sales and services                     118        3,027
                                                   -----------  -----------

      Gross profit                                        125          740

Operating expenses:
  Research and development                                 43          244
  Selling and marketing                                    39           71
  General and administrative                              289          361
                                                   -----------  -----------

      Total operating expenses                            371          676
                                                   -----------  -----------

      Income (loss) from operations                      (246)          64

Other income (expense):
  Interest expense                                         --          (51)
                                                   -----------  -----------

      Total other income (expense)                         --          (51)
                                                   -----------  -----------

Net income (loss)                                  $     (246)  $       13
                                                   -----------  -----------

Basic and diluted income (loss) per common share   $     0.00   $     0.00

Weighted average number of basic common
     shares outstanding                                53,186       62,173

Weighted average number of diluted common
     shares outstanding                                53,186       62,683

                             See accompanying notes


================================================================================

FORM 10-QSB                                                               MARCH 31, 2004
========================================================================================

                                  POSITRON CORPORATION
                           CONDENSED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                  Three Months Ended
                                                                ------------------------
                                                                 March 31,    March 31,
                                                                   2004         2003
                                                                -----------  -----------
Cash flows from operating activities:
    Net income (loss)                                           $     (246)  $       13
    Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                   22           22
         Changes in operating assets and liabilities:
             Accounts receivable                                        --         (208)
             Inventory                                                 (92)       1,877
             Prepaid expenses                                           48           17
             Other current assets                                      (46)          43
             Accounts payable and accrued liabilities                  (44)         280
             Customer deposits                                         490       (2,103)
             Unearned revenue                                          (24)         (15)
                                                                -----------  -----------
         Net cash provided by (used in) operating activities           108          (74)
                                                                -----------  -----------

Cash flows from investing activities:
      Capital expenditures                                              --           (5)
                                                                -----------  -----------

         Net cash used in investing activities                          --           (5)
                                                                -----------  -----------

Cash flows from financing activities:
       Repayment of capital lease obligation                            (2)         (11)
                                                                -----------  -----------

         Net cash used in financing activities                          (2)         (11)
                                                                -----------  -----------

Net increase (decrease) in cash and cash equivalents                   106          (90)

Cash and cash equivalents, beginning of period                           5          107
                                                                -----------  -----------

Cash and cash equivalents, end of period                        $      111   $       17
                                                                ===========  ===========

                                 See accompanying notes
========================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

                              POSITRON CORPORATION
                SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the "Company") for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2003, as reported in the Form 10-KSB, have been omitted.

2.   ACCOUNTING POLICIES
     -------------------

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

3.   INVENTORIES
     -----------

     Inventories at March 31, 2004 consisted of the following (in thousands):

Raw materials                  $  952
Work in progress                  401
                               -------
    Subtotal                    1,353
Less reserve for obsolescence    (100)
                               -------
     Total                     $1,253
                               =======

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities at March 31, 2004 consisted of the following (in thousands):

Trade accounts payable     $  531
Accrued property taxes        322
Accrued royalties             312
Accrued professional fees     180
Sales taxes payable           137
Accrued compensation          132
Accrued rent                   97
Other accrued liabilities      83
Accrued warranty costs         60
                           ------
     Total                 $1,854
                           ======

5.   EARNINGS PER SHARE
     ------------------


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month period ended March 31, 2004 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                        Three Months Ended
                                                                     ------------------------
                                                                      March 31,    March 31,
                                                                        2004         2003
                                                                     -----------  -----------
                                                                          (In Thousands)
Numerator
   Basic and diluted income (loss)                                   $     (246)  $        13
                                                                     ===========  ===========

Denominator
   Denominator for basic earnings per share-weighted average share       53,186        62,173
   Effect of dilutive securities:
      Convertible Series A preferred stock                                   --           510
                                                                     -----------  -----------
  Denominator for diluted earnings per share adjusted weighted
     average shares and assumed conversions                              53,186        62,683
                                                                     ===========  ===========

Basic and diluted income (loss) per common share                     $     0.00   $      0.00


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


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

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

     10P10,  L.P.

     In December 2001, 10P10, L.P., the Company's previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, approximately $97,000 is recorded as an accrued liability as of March 31, 2004. The case is set for trial on a two week docket beginning in September 2004.

     RADIOLOGY  CORPORATION  OF  AMERICA,  INC.

     A judgment in the amount of $75,000 has been entered against the Company in Texas state court in favor of Radiology Corporation of America, Inc., a vendor to the Company. In satisfaction of the judgment the Company and the creditor have agreed that the judgment may be satisfied by five monthly payments of $15,000 each commencing March 10, 2004. After the initial payment, the remaining $60,000 obligation was included in customer deposits at March 31, 2004.


7.   SUPPLEMENTAL CASH FLOW DATA
     ---------------------------

                                                                   Three Months Ended
                                                                  ----------------------
                                                                  March 31,   March 31,
                                                                     2004        2003
                                                                  ----------  ----------
Supplemental disclosure of cash flow information (In thousands):
    Cash paid for interest                                        $       --  $        1
    Cash paid for income taxes                                    $       --  $       --


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

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

COMPARISON  OF  THE  RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2004  AND  2003
---------------

We experienced a loss of $246,000 for the three months ended March 31, 2004 compared to income of $13,000 for the same period in 2003. The income achieved in the first quarter of 2003 resulted primarily from $564,000 in profits attributable to the sale of three systems.

We generated no revenues from the system sales in the quarter ended March 31, 2004 compared to $3,425,000 in revenues from the sale of three systems during the quarter ended March 31, 2003. Our service revenues decreased $99,000 to $243,000 in the three months ended March 31, 2004 from $342,000 in the same period in 2003. This decrease in service revenues resulted from the termination of service on several systems. Service revenues in the quarter ended March 31, 2004 included the recognition of $50,000 in fees relating to support provided to GE Medical Systems in conjunction with the purchase of our Cardiac PET Software.

We generated gross profits of $125,000 during the three months ended March 31, 2004 compared to $740,000 for the same quarter in 2003. Gross profits in the quarter ended March 31, 2003 included $564,000 in profits from the sale of three systems.

Our operating expenses decreased $305,000 to $371,000 for the three months ended March 31, 2004 from $676,000 for the same period in 2003. Research and development expenses declined $201,000 to $43,000 from $244,000 primarily due to lower payroll costs and a reduction in the use of outside consultants. Sales and marketing expenses decreased $32,000 to $39,000 from $71,000 as a result of lower payroll, travel and advertising costs. General and administrative expenses decreased $72,000 to $289,000 from $361,000 primarily due to lower payroll costs.

Interest expense decreased to a nominal amount in the quarter ended March 31, 2004 compared to $51,000 in the first quarter of 2003. This decrease in interest expense primarily resulted from the cancellation of the indebtedness to Imatron effective June 29, 2003.

FINANCIAL  CONDITION
--------------------

We had cash and cash equivalents of $111,000 and accounts receivable of $3,000 on March 31, 2004. On the same date, we had accounts payable and accrued liabilities outstanding of $1,854,000. We did not sell any imaging systems in the three-month period ended March 31, 2004. However, we did receive an order for a new system from a customer, accompanied by a $460,000 deposit in the first quarter of 2004. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAM(TM) systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $57,021,000 at March 31, 2004. The Company will need to increase system sales to achieve profitability in the future.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2003,


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2003 for disclosures regarding the Company's treatment of new accounting pronouncements.

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


                        ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit    Description of the Exhibit

     3.1        Articles of Incorporation of the Registrant (incorporated herein by reference to
                Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-
                68722)).

     3.2        By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit
                3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-68722)).

     31.1       Chief Executive Officer and Chief Financial Officer Certification of Periodic
                Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1       Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.#

     * Filed herewith

     # Furnished herewith

(b)  Reports on Form 8-K

     None


================================================================================

FORM 10-QSB                                                       MARCH 31, 2004
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POSITRON CORPORATION
                                   (Registrant)



Date:  May 12, 2004                /s/ Gary H. Brooks
                                   ----------------------
                                   Gary H. Brooks
                                   Chairman, CEO, & CFO


                                  EXHIBIT INDEX


Exhibit     Description  of  the  Exhibit

31.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#


*  Filed  herewith

#  Furnished  herewith



================================================================================