Form 10QSB
period 2004-06-30
POSITRON CORP
filed 2004-08-16
CIK 844985

FORM 10-QSB	JUNE 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

1304 Langham Creek Drive, Suite 300, Houston, Texas 77084
(Address of principal executive offices)

(281) 492-7100
(Issuer's telephone number)

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

As of June 30, 2004, there were 53,185,803 shares of the Registrant’s Common Stock, $.01 par value outstanding.
Transitional Small Business Disclosure Format (check one). Yes ☒  No ☐

FORM 10-QSB	JUNE 30, 2004

POSITRON CORPORATION
TABLE OF CONTENTS
Form 10-QSB for the quarter ended June 30, 2004

FORM 10-QSB	JUNE 30, 2004

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED BALANCE SHEET
June 30, 2004
(In thousands, except share data)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34
Inventories	1,788
Prepaid expenses	79
Other current assets	11

Total current assets	1,912

Property and equipment, net	179
Deferred loan costs	283
Total assets	$2,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,156
Customer deposits	733
Transaction fee payable to affiliated entity	200
Unearned revenue	68

Total current liabilities	3,157

Notes payable to affiliated entity	700

Stockholders’ equity (deficit): Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 510,219 shares issued and outstanding	510
Common Stock: $0.01 par value; 100,000,000 shares authorized; 53,245,959 shares issued and 53,185,803 shares outstanding	532
Additional paid-in capital	55,184
Subscription receivable	(30)
Accumulated deficit	(57,664)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(1,483)

Total liabilities and stockholders’ equity	$2,374

See accompanying notes

FORM 10-QSB	JUNE 30, 2004

POSITRON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
System sales	$--	$--	$--	$3,425
Upgrades	--	265	--	265
Service and component	236	336	479	678

Total revenues	236	601	479	4,368

Costs of revenues:
System sales	38	155	86	3,016
Upgrades	--	95	--	95
Service, warranty and component	79	178	149	344

Total costs of revenues	117	428	235	3,455

Gross profit	119	173	244	913

Operating expenses:
Research and development	58	208	101	452
Selling and marketing	46	105	85	176
General and administrative	286	353	575	714
Stock based compensation	350	--	350	--

Total operating expenses	740	666	1,111	1,342

Loss from operations	(621)	(493)	(867)	(429)

Other income (expense)
Gain on sale of Cardiac PET Software	--	2,376	--	2,376
Interest expense	(22)	(49)	(22)	(100)

Total other income (expense)	(22)	2,327	(22)	2,276

Net income (loss)	$(643)	$1,834	$(889)	$1,847

Basic and diluted loss per common share	$(0.01)	$0.03	$(0.02)	$0.03

Weighted average number of basic and diluted common shares outstanding	53,186	62,074	53,186	62,124

See accompanying notes

FORM 10-QSB	JUNE 30, 2004

POSITRON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income (loss)	$(889)	$1,847
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	60	43
Gain on sale of Cardiac PET Software	--	(2,376)
Compensation related to re-pricing of warrants	350	--
Changes in operating assets and liabilities:
Accounts receivable	3	820
Inventory	(627)	1,955
Prepaid expenses	96	16
Other current assets	1	47
Accounts payable and accrued liabilities	(92)	68
Customer deposits	563	(2,313)
Unearned revenue	(27)	(67)

Net cash provided by (used in) operating activities	(562)	40

Cash flows from investing activities:
Capital expenditures	--	(5)

Net cash used in investing activities	--	(5)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	700	--
Deferred loan costs	(100)	--
Repayment of capital lease obligation	(9)	(22)

Net cash provided (used in) financing activities	591	(22)

Net increase in cash and cash equivalents	29	13

Cash and cash equivalents, beginning of period	5	107

Cash and cash equivalents, end of period	$34	$120

See accompanying notes

FORM 10-QSB	JUNE 30, 2004

POSITRON CORPORATION
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In certain cases, at the customers’ request, the Company is storing the product for a brief period of time. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

3.	Inventories

Inventories at June 30, 2004 consisted of the following (in thousands):

Raw materials	$899
Work in progress	989
Subtotal	1,888
Less reserve for obsolescence	(100)
Total	$1,788

4.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2004 consisted of the following (in thousands):

Trade accounts payable	$524
Accrued compensation	452
Accrued property taxes	358
Accrued royalties	314
Accrued professional fees	180
Sales taxes payable	133
Accrued rent	97
Accrued warranty costs	60
Other accrued liabilities	38
Total	$2,156

FORM 10-QSB	JUNE 30, 2004

5.	Notes Payable to Affiliated Entity

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. ("IMAGIN") in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of June 30, 2004, principal of $700,000 has been advanced and remains outstanding related to these notes.

6.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2004 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2003	June 30, 2003
	(In Thousands, except per share data)
Numerator
Basic and diluted income (loss)	$(643)	$1,834	$(889)	$1,847

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	53,186	62,074	53,186	62,124

Basic and diluted income (loss) per Common share	$(0.01)	$0.03	$(0.02)	$0.03

7.	IMAGIN Transaction

In May 2004, the Company entered into a series of agreements with IMAGIN pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. When the financing is completed and if all the conversion rights are exercised, IMAGIN will control approximately one-half of the Company’s common stock.

FORM 10-QSB	JUNE 30, 2004

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of June 30, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

Pursuant to terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. Full convertibility of the shares of Series C and Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to promptly seek such approval. The Company has agreed to pay a $200,000 fee to IMAGIN upon completion of the financing.

Several agreements were reached involving option and warrants contracts for the purchase of common stock of the Company.

•	The Company agreed to exchange the 1,342,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share. The new options issued to the employees are subject to four year vesting in equal monthly installments. This re-pricing will require the Company to apply the variable accounting rules established in Interpretation No. 44 of the Financial Accounting Standards Board ("FIN 44") to these options and record changes in compensation based upon movements in the stock price.
•	The Company agreed to re-price the outstanding warrants currently held by its President & CEO for the purchase of 3,500,000 shares of common stock at $0.02 per share. The Company recognized $350,000 in compensation expense in the three and six month periods ended June 30, 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.12 per share at June 30, 2004, resulting in an intrinsic value of $0.10 per share. The Company will record changes in compensation based upon movements in the stock price.
•	The Company agreed to issue a new warrant to its President & CEO for the purchase of 4,000,000 shares of common stock at $0.02 per share.
•	The Company agreed to re-price outstanding warrants for the purchase of 9,150,000 shares of common stock. These warrants have been surrendered and new warrants will be issued to the same third party holders for the purchase of 4,575,000 shares of common stock at $0.02 per share. New warrants for the purchase of 4,575,000 shares of common stock at $0.02 per share (the remaining half of the surrendered warrants) will also be issued to IMAGIN.

In connection with the financing, IMAGIN entered into an additional agreement to purchase an aggregate of 10 PET scanners at a purchase price of $1,300,000 each. IMAGIN’s obligations to purchase these scanners are subject to obtaining all necessary Canadian regulatory approvals for the importation into and use of the equipment in Canada. The purchase is also subject to IMAGIN obtaining the necessary financing. There is no certainty that the necessary regulatory approvals can or will be obtained or that IMAGIN will be able to obtain the necessary financing.

FORM 10-QSB	JUNE 30, 2004

8.	Litigation

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

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and that ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages. ProFutures appealed the trial Court’s findings and Positron cross-appealed. On July 1, 2004, the Court of Appeals, State of Colorado affirmed the District Court decision.

In the federal case of ProFutures v. Positron, et al., United States District Court for the District of Colorado, Case No. 02-N-0154, the Complaint alleged two causes of action against the Company: fraudulent transfer and injunctive relief. The allegations arose out of a June 2001 loan agreement between Positron and Imatron. The action was dismissed in 2002 without prejudice.

10P10, L.P.

In December 2001, 10P10, L.P., the Company’s previous landlord for its premises located at 16350 Park Ten Place, Suite 150, Houston, Texas, filed a complaint (Cause No. 2001-65534 in the 165th Judicial District Court of Harris County, Texas) against the Company alleging breach of lease agreement. The Company disputes the amount of lease commissions and construction costs charged by 10P10, L.P. in conjunction with the subleasing of the premises. Although 10P10, L.P. asserted a claim in excess of $150,000, a subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. Although the Company disputes the amount of the claim, due to the pending lawsuit, approximately $97,000 is recorded as an accrued liability as of June 30, 2004. The case is set for trial on a two week docket beginning in September 2004.

Radiology Corporation of America, Inc.

A judgment in the amount of $75,000 has been entered against the Company in Texas state court in favor of Radiology Corporation of America, Inc., a vendor to the Company. In satisfaction of the judgment the Company and the creditor have agreed that the judgment may be satisfied by five monthly payments of $15,000 each commencing March 10, 2004. The remaining $30,000 obligation was included in customer deposits at June 30, 2004.

FORM 10-QSB	JUNE 30, 2004

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

Comparison of the Results of Operations for the Three Months ended June 30, 2004 and 2003

We experienced a loss of $643,000 for the three months ended June 30, 2004 compared to income of $1,834,000 for the same quarter in 2003. The income achieved in the second quarter of 2003 resulted primarily from $2,376,000 in earnings related to the sale of technology.

We did not sell any systems during the three month periods ended June 30, 2004 and 2003. We earned no revenues from upgrades of systems in the second quarter of 2004 compared to $265,000 in revenues from system upgrades in the same three month period in the previous year. Our service revenues decreased $100,000 to $236,000 in the three months ended June 30, 2004 from $336,000 in the same period in 2003. This decrease in service revenues resulted from the termination of service on several systems. Service revenues in the quarter ended June 30, 2004 included the recognition of $50,000 in revenue relating to support provided to GE Medical Systems in conjunction with sale of our Cardiac PET Software.

We generated gross profits of $119,000 during the three months ended June 30, 2004 compared to $173,000 for the same three months in 2003. We earned profits of $157,000 from customer service in the second quarter of 2004. This compares to profits of $170,000 from upgrades of systems and $158,000 from customer service in the second quarter of 2003, offset by $155,000 in expense related to manufacturing labor and overhead.

Our operating expenses increased $74,000 to $740,000 for the three months ended June 30, 2004 from $666,000 for the same period in 2003. Research and development expenses declined $150,000 to $58,000 from $208,000 primarily due to the reduction in payroll costs. Sales and marketing expenses decreased $59,000 to $46,000 from $105,000 as a result of lower payroll, travel and advertising costs. General and administrative expenses decreased $67,000 to $286,000 in the quarter ended June 30, 2004 from $353,000 in the same period in 2003 primarily due to the reduction in payroll costs. The Company recognized $350,000 of compensation related to the re-pricing of warrants in 2004.

Interest expense decreased $27,000 to $22,000 in the second quarter of 2004 from $49,000 from the same period in 2003. This decrease in interest expense primarily resulted from the cancellation of the indebtedness to Imatron effective June 29, 2003.

We generated earnings of $2,376,000 from the sale of technology in the three month period ended June 30, 2003.

FORM 10-QSB	JUNE 30, 2004

Comparison of the Results of Operations for the Six Months ended June 30, 2004 and 2003

We experienced a loss of $889,000 for the six months ended June 30, 2004 compared to income of $1,847,000 for the same period in 2003. The income achieved in the first six months of 2003 resulted primarily from $2,376,000 in earnings related to the sale of technology.

We did not sell any systems during the six month period ended June 30, 2004. We generated revenues of $3,425,000 on the sale of three systems during the six month period ended June 30, 2003. We earned no revenues from upgrades of systems in the first six months of 2004 compared to $265,000 in revenues from system upgrades in the same six month period in the previous year. Our service revenues decreased $199,000 to $479,000 in the six months ended June 30, 2004 from $678,000 in the same period in 2003. This decrease in service revenues resulted from the termination of service on several systems. Service revenues in the six month period ended June 30, 2004 included the recognition of $100,000 in revenue relating to support provided to GE Medical Systems in conjunction with sale of our Cardiac PET Software.

We generated gross profits of $244,000 during the six months ended June 30, 2004 compared to $913,000 for the same six month period in 2003. We earned profits of $330,000 from customer service in the second quarter of 2004. This compares to profits $564,000 from the sale of three systems, $170,000 from upgrades of systems and $334,000 from customer service in the first six months of 2003, offset by $155,000 in expense related to manufacturing labor and overhead.

Our operating expenses decreased $231,000 to $1,111,000 for the six months ended June 30, 2004 from $1,342,000 for the same period in 2003. Research and development expenses declined $351,000 to $101,000 from $452,000 primarily due to lower payroll costs. Sales and marketing expenses decreased $91,000 to $85,000 from $176,000 as a result of lower payroll, travel and advertising costs. General and administrative expenses decreased $139,000 to $575,000 in the six month period ended June 30, 2004 from $714,000 in the same period in 2003 primarily due to the reduction in payroll costs. The Company recognized $350,000 of compensation related to the re-pricing of warrants in 2004.

Interest expense decreased $78,000 to $22,000 in the six month period ended June 30, 2004 from $100,000 from the same period in 2003. This decrease in interest expense primarily resulted from the cancellation of the indebtedness to Imatron effective June 29, 2003.

We generated earnings of $2,376,000 from the sale of technology in the six month period ended June 30, 2003.

Financial Condition

We had cash and cash equivalents of $34,000 on June 30, 2004. On the same date, we had accounts payable and accrued liabilities outstanding of $2,156,000. We did not sell any imaging systems in the first six months of 2004. However, we did receive an order for a new PET imaging system from a current customer, accompanied by a $460,000 deposit in March 2004.

In May 2004, the Company entered into a series of agreements with IMAGIN pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. As of June 30, 2004, principal of $700,000 has been advanced and remains outstanding related to these notes.

In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

FORM 10-QSB	JUNE 30, 2004

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $57,664,000 at June 30, 2004. The Company will need to increase system sales to achieve continued profitability.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2003, was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

New Accounting Pronouncements

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2003 for disclosures regarding the Company’s treatment of new accounting pronouncements.

Critical Accounting Policies

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In certain cases, at the customers’ request, the Company is storing the product for a brief period of time. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

FORM 10-QSB	JUNE 30, 2004

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 8 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Series C Preferred Stock

The Board of Directors created, out of the 10,000,000 shares of preferred stock authorized in Article Four of the Articles of Incorporation, a series of 840,000 shares of preferred stock, par value $1.00 per share, designated as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into shares of common stock.

Series D Preferred Stock

The Board of Directors created, out of the 10,000,000 shares of preferred stock authorized in Article Four of the Articles of Incorporation, a series of 1,560,000 shares of preferred stock, par value $1.00 per share, designated as Series D Preferred Stock. Each share of Series D Preferred Stock is convertible into shares of common stock.

Recent Sales of Unregistered Securities

On May 26, 2004 and June 17, 2004, the Company sold to IMAGIN two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, in the principal amount of $400,000 and $300,000, respectively. The notes are convertible into shares of Series C Preferred Stock that, in turn, are convertible into an aggregate of 35,000,000 shares of the Company's common stock.

IMAGIN also agreed to purchase additional secured convertible notes in the aggregate principal amount of $1,300,000.  IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. These notes are convertible, at their holder's election, into shares of Series D Preferred Stock that, in turn, are convertible into an aggregate of 52,000,000 shares of the Company's common stock. Upon completion of the financing the Company has agreed to pay a $200,000 fee to IMAGIN.

The sales of the securities described above, were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S and the rules promulgated thereunder.

Without limiting the applicability of the foregoing, the sales of the securities described above were also exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

FORM 10-QSB	JUNE 30, 2004

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description of the Exhibit

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722))

3.2	By-laws of the Registrant, as amended *

4.1	Statement of Designation Establishing Series C Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated June 16, 2004)

4.2	Statement of Designation Establishing Series D Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Report on Form 8-K, dated June 16, 2004

10.1
Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K, dated June 16, 2004)

10.2	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K, dated June 16, 2004)

10.3	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.3 to the Company's Report on Form 8-K, dated June 16, 2004)

10.4
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated herein by reference to Exhibit 10.4 to the Company's Report on Form 8-K, dated June 16, 2004)

10.5	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc (incorporated herein by reference to Exhibit 10.5 to the Company's Report on Form 8-K, dated June 16, 2004)

10.6	Form Secured Convertible Promissory Notes (incorporated herein by reference to Exhibit 10.6 to the Company's Report on Form 8-K, dated June 16, 2004)

10.7
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated herein by reference to Exhibit 10.7 to the Company's Report on Form 8-K, dated June 16, 2004)

10.8	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company's Report on Form 8-K, dated June 16, 2004)

10.9
Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.9 to the Company's Report on Form 8-K, dated June 16, 2004)

FORM 10-QSB	JUNE 30, 2004

Exhibit	Description of the Exhibit

10.10
Equipment Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Report on Form 8-K, dated June 16, 2004)

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

On June 16, 2004, the Company filed a current report on Form 8-K for the purpose of reporting under Item 5 thereof a series of agreements that had been entered into with IMAGIN that provided for an aggregate $2,000,000 in financing. When the financing is completed and if all the conversion rights are exercised, IMAGIN will control approximately one-half of the Company’s common stock. The Company agreed to pay a $200,000 fee to IMAGIN upon completion of the financing. In connection with this financing, IMAGIN entered into an agreement to purchase 10 PET scanners from the Company for a purchase price of $1,300,000 each. Also in connection with the transaction, Patrick G. Rooney, Chairman and CEO of Cipher Holding Corporation and John E. McConnaughy, Jr., Chairman and CEO of JEMC Corporation, a private investment firm and former Chairman and CEO of Peabody International Corporation, will be joining the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date: August 13, 2004	/s/ Gary H. Brooks
Gary H. Brooks
CEO & CFO

FORM 10-QSB	JUNE 30, 2004

EXHIBIT INDEX

Exhibit	Description of the Exhibit

3.2	By-laws of the Registrant, as amended *

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Filed herewith

#	Furnished herewith

