Form 10QSB
period 2004-09-30
POSITRON CORP
filed 2004-11-15
CIK 844985

FORM 10-QSB	SEPTEMBER 30, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________.

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

Yes	X	No

As of September 30, 2004, there were 53,185,803 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).
Yes	No	X

FORM 10-QSB	SEPTEMBER 30, 2004

POSITRON CORPORATION
TABLE OF CONTENTS
Form 10-QSB for the quarter ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheet as of September 30, 2004	3

Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5

Selected Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	12

PART II - OTHER INFORMATION	12

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature Page	14

FORM 10-QSB	SEPTEMBER 30, 2004

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONDENSED BALANCE SHEET
September 30, 2004
(In thousands, except share data)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$191
Accounts receivable	256
Inventories	822
Prepaid expenses	31
Other current assets	53
Total current assets	1,353

Property and equipment, net	160
Deferred loan costs	245

Total assets	$1,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,378
Customer deposits	95
Transaction fee payable to affiliated entity	200
Unearned revenue	171
Total current liabilities	1,844

Notes payable to affiliated entity	1,250

Stockholders’ equity (deficit): Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 510,219 shares issued and outstanding	510
Common Stock: $0.01 par value; 100,000,000 shares authorized; 53,245,959 shares issued and 53,185,803 shares outstanding	532
Additional paid-in capital	55,534
Subscription receivable	(30)
Accumulated deficit	(57,867)
Treasury Stock: 60,156 shares at cost	(15)
Total stockholders’ equity (deficit)	(1,336)

Total liabilities and stockholders’ equity	$1,758

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2004

POSITRON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues:
System sales	$1,150	$34	$1,150	$3,459
Upgrades	382	--	382	265
Service and component	226	342	705	1,020

Total revenues	1,758	376	2,237	4,744

Costs of sales and service:
System sales	1,032	155	1,118	3,171
Upgrades	177	--	177	95
Service, warranty and component	99	173	248	517

Total costs of sales and services	1,308	328	1,543	3,783

Gross profit	450	48	694	961

Operating expenses:
Research and development	141	168	242	620
Selling and marketing	160	101	245	277
General and administrative	290	332	865	1,046
Stock based compensation	--	--	350	--

Total operating expenses	591	601	1,702	1,943

Loss from operations	(141)	(553)	(1,008)	(982)

Other income (expense)
Gain on sale of Cardiac PET Software	--	--	--	2,376
Interest expense	(62)	--	(84)	(100)

Total other income (expense)	(62)	--	(84)	2,276

Net income (loss)	$(203)	$(553)	$(1,092)	$1,294

Basic and diluted income (loss) per common share	$(0.00)	$(0.01)	$(0.02)	$0.02
Weighted average number of shares outstanding
Basic	53,186	53,179	53,186	59,109
Diluted	53,186	53,179	53,186	60,586

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2004

POSITRON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003

Cash flows from operating activities:
Net income (loss)	$(1,092)	$1,294
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	120	65
Compensation related to re-pricing of warrants	350	--
Gain on sale of Cardiac PET Software	--	(2,376)
Changes in operating assets and liabilities:
Accounts receivable	(253)	975
Inventory	339	2,020
Prepaid expenses	144	48
Other current assets	(41)	52
Accounts payable and accrued liabilities	(520)	272
Customer deposits	(75)	(2,248)
Unearned revenue	76	(143)

Net cash used in operating activities	(952)	(41)

Cash flows from investing activities:
Capital expenditures	(3)	(5)

Net cash used in investing activities	(3)	(5)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	1,250	--
Deferred loan costs	(100)	--
Repayment of capital lease obligation	(9)	(25)

Net cash provided by (used in) financing activities	1,141	(25)

Net increase (decrease) in cash and cash equivalents	186	(71)

Cash and cash equivalents, beginning of period	5	107

Cash and cash equivalents, end of period	$191	$36

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2004

POSITRON CORPORATION
SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Company”) for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2003, as reported in the Form 10-KSB, have been omitted.

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

3.	Inventories

Inventories at September 30, 2004 consisted of the following (in thousands):

Raw materials	$621
Work in process	301
Subtotal	922
Less reserve for obsolescence	(100)
Total	$822

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2004 consisted of the following (in thousands):

Accrued royalties	$310
Trade accounts payable	294
Accrued property taxes	245
Accrued professional fees	155
Sales taxes payable	135
Accrued compensation	107
Accrued warranty costs	60
Accrued rent	43
Accrued interest payable	29
Total	$1,378

FORM 10-QSB	SEPTEMBER 30, 2004

5.	Notes Payable to Affiliated Entity

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of September 30, 2004, principal of $700,000 has been advanced and remains outstanding related to these notes.

In a second stage of the financing, IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of September 30, 2004, principal of $550,000 has been advanced and remains outstanding related to these notes.

6.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended September 30, 2004 and 2003 and the nine month period ended September 30, 2004 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(In Thousands, except per share data)
Numerator
Basic and diluted income (loss)	$(203)	$(553)	$(1,092)	$1,294

Denominator
Weighted average # of shares outstanding
Basic	53,186	53,179	53,186	59,109
Diluted	53,186	53,179	53,186	60,586

Basic and diluted income (loss) per Common share	$(0.00)	$(0.01)	$(0.02)	$0.02

FORM 10-QSB	SEPTEMBER 30, 2004

7.	IMAGIN Transaction

In May 2004, the Company entered into a series of agreements with IMAGIN pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. When the financing is completed and if all the conversion rights are exercised, IMAGIN will control approximately one-half of the Company’s common stock.

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of September 30, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of September 30, 2004, IMAGIN has purchased $550,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. Full convertibility of the shares of Series C and Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval. The Company has agreed to pay a $200,000 fee to IMAGIN upon completion of the financing.

Several agreements were reached involving option and warrants contracts for the purchase of common stock of the Company.

•	The Company agreed to exchange the 1,342,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share. The new options issued to the employees are subject to four year vesting in equal monthly installments. This re-pricing will require the Company to apply the variable accounting rules established in Interpretation No. 44 of the Financial Accounting Standards Board (“FIN 44”) to these options and record changes in compensation based upon movements in the stock price.
•	The Company agreed to re-price the outstanding warrants currently held by its President & CEO for the purchase of 3,500,000 shares of common stock at $0.02 per share. The Company recognized $350,000 in compensation expense in the nine month period ended September 30, 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.12 per share at September 30, 2004, resulting in an intrinsic value of $0.10 per share. The Company will record changes in compensation based upon movements in the stock price.
•	The Company agreed to issue a new warrant to its President & CEO for the purchase of 4,000,000 shares of common stock at $0.02 per share.
•	The Company agreed to re-price outstanding warrants for the purchase of 9,150,000 shares of common stock. These warrants have been surrendered and new warrants will be issued to the same third party holders for the purchase of 4,575,000 shares of common stock at $0.02 per share. New warrants for the purchase of 4,575,000 shares of common stock at $0.02 per share (the remaining half of the surrendered warrants) will also be issued to IMAGIN.

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

FORM 10-QSB	SEPTEMBER 30, 2004

8.	Litigation

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

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and that ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages. ProFutures appealed the trial Court’s findings and Positron cross-appealed. On July 1, 2004, the Court of Appeals, State of Colorado affirmed the District Court decision. ProFutures has appealed this decision to the Supreme Court of the State of Colorado.

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

In October 2004, the Company finalized a Compromise and Settlement Agreement with 10P10L.P. The Company agreed to pay $42,776 in full and final settlement of all remaining claims. This obligation is included in liabilities at September 30, 2004.

FORM 10-QSB	SEPTEMBER 30, 2004

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

Comparison of the Results of Operations for the Three Months ended September 30, 2004 and 2003

We experienced a loss of $203,000 for the three months ended September 30, 2004 compared to a loss of $553,000 for the same quarter in 2003. The reduced loss achieved in the third quarter of 2004 resulted primarily from profits from the sale of a system and system upgrades.

We sold one system for $1,150,000 in the three month period ended September 30, 2004. Revenues from system sales in the same quarter in 2003 included a $34,000 increase in the contract price for a system that was sold in a prior period. We earned revenues of $382,000 from upgrades of systems in the third quarter of 2004 compared to no revenues from system upgrades in the same period in 2003. Our service revenues decreased $116,000 to $226,000 in the three months ended September 30, 2004 from $342,000 in the same period in 2003. This decrease in service revenues resulted from the termination of service on several systems. Service revenues in each of the three month periods ended September 30, 2004 and 2003 included the recognition of $50,000 in revenues relating to support provided to GE Medical Systems in conjunction with sale of our Cardiac PET Software.

We generated gross profits of $450,000 during the three month period ended September 30, 2004 compared to profits of $48,000 during the same quarter in 2003. Profits increased significantly in the third quarter of 2004 due to the sale of a system and various system upgrades. Profits were also lower in the third quarter of 2003 due to the expensing of manufacturing labor and overhead costs.

Our operating expenses decreased $10,000 to $591,000 for the three months ended September 30, 2004 from $601,000 for the same period in 2003. Research and development expenses declined $27,000 to $141,000 from $168,000 as a result of lower personnel costs. Sales and marketing expenses increased $59,000 to $160,000 from $101,000 as a result of increased personnel costs. General and administrative expenses decreased $42,000 to $290,000 the quarter ended September 30, 2004 from 332,000 in the same period in 2003.

We incurred interest expense of $62,000, which includes $38,000 in loan cost amortization, in the third quarter of 2004 related to the notes payable IMAGIN. This compares to no interest expense in the same quarter of 2003.

Comparison of the Results of Operations for the Nine Months ended September 30, 2004 and 2003

We experienced a loss of $1,092,000 for the nine months ended September 30, 2004 compared to income of $1,294,000 for the same period in 2003. The income achieved in the first nine months of 2003 resulted primarily from $2,376,000 in earnings related to the sale of technology.

FORM 10-QSB	SEPTEMBER 30, 2004

We generated revenues of $1,150,000 from the sale of one system during the nine month period ended September 30, 2004. This compares to revenues of $3,459,000 on the sale of three systems during the same nine month period in the prior year. We earned revenues of $382,000 from upgrades of systems in the first nine months of 2004 compared to $265,000 in revenues from system upgrades in the same period in 2003. Our service revenues decreased $315,000 to $705,000 in the nine months ended September 30, 2004 from $1,020,000 in the same period in 2003. This decrease in service revenues resulted from the termination of service on several systems. Service revenues included $150,000 and $50,000 relating to support provided to GE Medical Systems in conjunction with sale of our Cardiac PET Software in the nine month periods ended September 30, 2004 and 2003, respectively.

We generated gross profits of $694,000 during the nine month period ended September 30, 2004 compared to profits of $961,000 for the same period in 2003. This reduction in profits was primarily the result of the sale of only one system in 2004 compared to the sale of three systems in the same nine month period in 2003. This decline in profits from system sales was partially offset by the reduction in expense recognized related to manufacturing labor and overhead in 2004.

Our operating expenses decreased $241,000 to $1,702,000 for the nine months ended September 30, 2004 from $1,943,000 for the same period in 2003. Research and development expenses declined $378,000 to $242,000 from $620,000 primarily due to lower personnel costs. Sales and marketing expenses decreased $32,000 to $245,000 from $277,000 as a result of lower personnel, exposition and advertising costs. General and administrative expenses decreased $181,000 to $865,000 during the nine month period ended September 30, 2004 from $1,046,000 in the same period in 2003, primarily due to lower personnel costs and legal fees. We recognized $350,000 of compensation related to the re-pricing of warrants in 2004.

Interest expense decreased $16,000 to $84,000 in the nine month period ended September 30, 2004 from $100,000 from the same period in 2003. Interest expense in 2004 relates to the notes payable to IMAGIN and includes $55,000 of loan cost amortization. Interest expense in 2003 relates to the indebtedness to Imatron that was cancelled effective June 29, 2003.

We generated earnings of $2,376,000 from the sale of technology in the nine month period ended September 30, 2003.

Financial Condition

We had cash and cash equivalents of $191,000 on September 30, 2004. On the same date, we had accounts payable and accrued liabilities outstanding of $1,378,000. We sold one imaging system in the three and nine month periods ended September 30, 2004 for a contract price of $1,150,000.

In May 2004, the Company entered into a series of agreements with IMAGIN pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. As of September 30, 2004, principal of $1,250,000 has been advanced and remains outstanding related to these notes.

In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $57,867,000 at September 30, 2004. The Company will need to increase system sales to achieve continued profitability.

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

FORM 10-QSB	SEPTEMBER 30, 2004

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

FORM 10-QSB	SEPTEMBER 30, 2004

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit	Description of the Exhibit

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722))

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed on August 16, 2004 (File No. 000-24092))

3.3	Amendment to Bylaws

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith

# Furnished herewith

FORM 10-QSB	SEPTEMBER 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION (Registrant)

Date: November 12, 2004	/s/ Gary H. Brooks
Gary H. Brooks
CEO & CFO

POSITRON CORPORATION

EXHIBIT INDEX

Exhibit	Description of the Exhibit

3.3	Amendment to Bylaws

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith

# Furnished herewith

