Form 10KSB
period 2004-12-31
POSITRON CORP
filed 2005-03-31
CIK 844985

FY 2004	POSITRON CORPORATION	FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ANNUAL REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
Commissions file number: 0-24092

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for fiscal year ended December 31, 2004: $2,780,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of February 28, 2005: $5,318,580.

As of February 28, 2005, there were 53,185,803 shares of the Registrant's common stock, $.01 par value outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):        Yes ☐        No ☒

FY 2004	POSITRON CORPORATION	FORM 10-KSB

PART I

Item 1. Description of Business

General

Positron Corporation (the “Company”) was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET”) technology under the trade-name POSICAM™ systems. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM™ systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration (“FDA”) approved the initial POSICAM™ system for marketing in 1985, and as of December 31, 2004, the Company has sold twenty eight (28) POSICAM™ systems, of which twelve (12) are in leading medical facilities in the United States and seven (7) are installed in international medical institutions. The Company has reacquired one system, which is being held in inventory for resale. The Company presently markets its POSICAM™ systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company’s installed base of POSICAM™ systems, which were operational as of December 31, 2004:
Site	Location	Clinical Application	Install Date
Crawford Long Hospital	Atlanta, GA	Cardiology/Oncology	1992
Hermann Hospital	Houston, TX	Cardiology/Oncology/Neurology	1993
Buffalo Cardiology & Pulmonary Assoc.	Williamsville, NY	Cardiology/Oncology	1995
Hadassah Hospital	Israel	Cardiology/Oncology/Neurology	1995
Baptist Hospital	Nashville, TN	Cardiology/Oncology/Neurology	1996
Nishidai Clinic (3 systems)	Japan	Cardiology/Oncology/Neurology	2000
National Institute of Radiological Sciences	Japan	Cardiology/Oncology/Neurology	2000
Heart Center of the Niagara	Niagara Falls, NY	Cardiology/Oncology/Neurology	2000
McAllen PET Imaging Center	Laredo, TX	Cardiology/Oncology	2001
Nishidai Clinic (2 systems)	Japan	Cardiology/Oncology/Neurology	2002
Crawford Long Hospital	Atlanta, GA	Cardiology/Oncology	2002
Lancaster Cardiology Medical Group	Lancaster, CA	Cardiology/Oncology	2003
Health Imaging Services	Cullman, AL	Cardiology/Oncology	2003
Hermann Hospital	Houston, TX	Cardiology/Oncology	2003
Decatur Health Imaging	Decatur, AL	Cardiology/Oncology/Neurology	2004
Baptist Hospital	Nashville, TN	Cardiology/Oncology/Neurology	2004
Laredo Molecular Imaging	Laredo, TX	Cardiology/Oncology/Neurology	2004

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

Commercialization of PET technology commenced in the mid-1980s and the Company is one of several commercial manufacturers of PET imaging systems in the United States. Although the other manufacturers are substantially larger, the Company believes that its POSICAM™ systems have proprietary operational and performance characteristics, which may provide certain performance advantages over other commercially available PET systems. Such performance advantages include: (i) high count-rate capability and high sensitivity, which result in faster, more accurate imaging; (ii) enhanced ability to use certain types of radiopharmaceuticals, which reduces reliance on a cyclotron and enhances patient throughput; (iii) ability to minimize patient exposure to radiation; and (iv) ability to minimize false positive and false negative diagnoses of disease. The medical imaging industry in which the Company is engaged is, however, subject to rapid and significant technological change. There can be no assurance that the POSICAM™ systems can be upgraded to meet future innovations in the PET industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive. See “Item 1. Description of Business - Risks Associated with Business Activities—Substantial Competition and Effects of Technological Change”.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

The first prototype PET scanner was developed in the mid 1970s and the first commercial PET scanner was constructed in 1978. Approximately 1,600 dedicated PET systems are currently operational in the United States and approximately 500 additional dedicated PET systems are in commercial use internationally.

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

POSICAM™ HZ, HZL and mPowerTM

In addition to the basic POSICAM™ system, the Company offers two advanced versions, the POSICAM™ HZ and the POSICAM™ HZL, which are now being further enhanced to become the mPowerTM product line. Oncologists and neurologists require enhanced resolution and a large field of view to detect small tumors and scan large organs, such as the liver. The mPower™ systems employ new detector concepts to satisfy these needs while maintaining the high count rate capability and sensitivity of the basic POSICAM™. In May 1991, the Company received approval from the FDA to market the POSICAM™ HZ, and in May 1993, the Company received a patent for the innovative light guide and detector staggering concepts used in the POSICAM™ HZ and HZL. In July 1993, the Company received FDA approval to market in the United States the POSICAM™ HZL, which has a larger axial field of view than the POSICAM™ HZ, facilitating whole body scanning and the scanning of large organs. In July 2002, the Company received FDA approval to market in the United States the POSICAM™ mPower™ system.

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

The Company typically provides a one-year warranty to purchasers of POSICAM™ systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company offers to provide service to all of its POSICAM™ systems, six (6) of which are under formal service contracts and five (5) expire in 2005. The Company intends to negotiate the extension of all of the service contracts expiring in 2005; however, there can be no assurance that such extensions will be obtained.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

The Company’s service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM™ systems during 2004 and 2003.

Competition

The Company faces competition primarily from three very large commercial manufacturers of PET systems and from other imaging technologies. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others. However, magnetic resonance angiography (“MRA”) is seen by some cardiologists to be competitive with PET myocardial perfusion imaging (“MPI”).

The Company’s primary competition from commercial manufacturers of PET systems comes from General Electric Medical Systems (“GEMS”) a division of General Electric Company (“GE”), Siemens Medical Systems, Inc. (“Siemens”) which recently announced the acquisition of its joint venture partner, CTI, Inc., and ADAC Medical Systems, which was acquired by Philips Medical (“Philips”). GE, Siemens and Philips have substantially greater financial, technological and personnel resources than the Company. See “Item 1. Description of Business—Risk Associated with Business Activities—Substantial Competition and Effects of Technological Change”. In addition, two Japanese manufacturers, Hitachi and Shimadzu, have manufactured and sold PET scanners in Japan and are beginning to sell in the United States. These manufacturers represent additional sources of competition that have greater financial, technological and personnel resources than the Company.

GE, Siemens and Philips have introduced a scanner that combines CT scanning and PET in one unit. This scanner type has put Positron at a competitive disadvantage. High field MRI technology, an advanced version of MRI, is in the development stage, but is a potential competitor to PET in certain neurology and oncology applications. Presently, high field MRI may be useful in performing certain research (non-clinical) applications such as blood flow studies to perform “brain mapping” to localize the portions of the brain associated with individual functions (such as motor activities and vision). However, high field MRI does not have the capability to assess metabolism. The Company cannot presently predict the future competitiveness of high field MRI.

Third-Party Reimbursement

POSICAM™ systems are primarily purchased by medical institutions and clinics, which provide health care services to their patients. Such institutions or patients typically bill or seek reimbursement from various third-party payers such as Medicare, Medicaid, other governmental programs and private insurance carriers for the charges associated with the provided healthcare services. The Company believes that the market success of PET imaging depends largely upon obtaining favorable coverage and reimbursement policies from such programs and carriers.

Medicare/Medicaid reimbursement. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the Center for Medicare and Medicaid Services (“CMS”) formerly the U.S. Health Care Financing Administration, based in part on recommendations made to it by the Office of Health Technology Assessment (“OHTA”). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. In 1999, CMS approved reimbursement on a trial basis for limited cardiac, oncological, and neurological diagnostic procedures. In December 2000, CMS expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners. In July 2001, CMS further expended its coverage of these procedures and virtually eliminated reimbursement for SPECT imagers performing PET scans. This helped to strengthen the market for “true” PET scanners. In 2001, CMS also implemented its procedures to differentiate hospital based outpatient services from free-standing outpatient services. Under this new program, hospital based PET centers are to be paid less for providing PET services than free-standing centers. This program was to be finalized in 2002. Through 2004, CMS has continued to approve additional procedures for reimbursement. Effective January 30, 2005, CMS announced its intention to expand PET coverage for cervical cancer, and an expansion to all cancers sometime in March 2005. Although expanding, Medicare and Medicaid reimbursement for PET imaging continues to be restrictive. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company’s business, financial condition, results of operations and cash flows.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Manufacturing

The Company believes that it currently has the ability to assemble its POSICAM™ scanners in its 7,963 square foot facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble and test a typical POSICAM™ system in two to three months.

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

 Research and Development

The Company’s POSICAM™ systems are based upon proprietary technology initially developed at the University of Texas Health Science Center (“UTHSC”) in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (“Clayton Foundation”), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company’s ability to develop and maintain improved systems. The Company’s research and development expenses were approximately $401,000 and $671,000 for the years 2004 and 2003, respectively. The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $314,000 were included in liabilities at December 31, 2004.

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

Backlog

As of December 31, 2004, the Company had no outstanding orders for mPower™ systems.

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

Employees

As of December 31, 2004, the Company employed sixteen (16) full-time employees and four (4) consultants: five (5) in engineering, three (3) in customer support, four (4) in manufacturing, four (4) in sales and marketing, and four (4) in the executive and administration department. None of the Company’s employees are represented by a union.

Risks Associated with Business Activities

History of Losses. To date the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2004, the Company had a net loss of approximately $1,658,000, compared to a net income of $892,000 during 2003. During 2003, $2,376,000 of income was the result of a non-recurring sale of the Company’s Cardiac PET Software. At December 31, 2004, the Company had an accumulated deficit of approximately $58,433,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM™ system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company’s independent auditors for the year ended December 31, 2004 expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Working Capital At December 31, 2004, the Company had cash and cash equivalents of $133,000 compared to $5,000 at December 31, 2003. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder. In 2004, the Company received an additional $1,550,000 in loan proceeds from an affiliated entity. In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

Trading of the Company’s common stock is currently conducted on the NASD’s OTC Bulletin Board. Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 31, 2004, the closing price of the Company’s common stock was $0.12. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company’s common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company’s common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Moreover, the FDA routinely inspects medical device manufacturers to determine compliance with Quality System Regulations, and conducted such a routine inspection of the Company’s operation in February 2004. The inspection resulted in issuance of nine inspectional observations. The Company is in the process of addressing all nine inspectional observations and providing responses to the FDA. The Company is cooperating fully and intends to continue to work with the FDA on all compliance matters. However, there can be no assurance that any of the Company’s corrective actions or responses to the FDA will be determined adequate by the FDA, or that any such corrective actions and responses will meet expected dates of completion for compliance.

In April of 2004, the FDA issued a Warning Letter to the Company based on the findings of the inspection of February 2004. The Warning Letter imposed two restrictions on the Company: 1) applications for premarket approval will not be granted; 2) no Certificates for Foreign Governments will be granted. In March 2005, the FDA conducted another inspection of the Company. At the time of this writing, the findings of this inspection have not been made available to the Company. It is not known if the FDA will remove the restrictions placed upon the Company by the April 2004 Warning Letter as a result of the findings from the March 2005 inspection.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Transactions with Imatron Inc./GE

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Imatron had previously acquired 9,000,000 shares of the Company’s common stock on January 22, 1999. General Electric Company (“GE”) acquired Imatron on December 19, 2001.

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

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

Transactions with IMAGIN Diagnostic Centres, Inc.

In May 2004, the Company entered into a series of agreements with IMAGIN Diagnostic Centres, Inc. pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. When the financing is completed and if all the conversion rights are exercised, IMAGIN will control approximately one-half of the Company’s common stock.

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5 to the Financial Statements). As of December 31, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of December 31, 2004, IMAGIN has purchased $850,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. Full convertibility of the shares of Series C and Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders. The Company has agreed to seek such approval. The Company has agreed to pay a $200,000 fee to IMAGIN upon completion of the financing.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Item 2. Description of Property

The Company is headquartered in Houston, Texas, where it currently leases a 7,963 square foot facility. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through October 31, 2003. The Company reduced its space under lease and lowered the monthly rent to $4,671 for the period from November 1, 2003 through March 31, 2004. This facility lease continues on a month-to-month basis after March 31, 2004 at the $4,671 monthly rental rate. The Company anticipates that the facility will be sufficient for its 2005 operating activities.

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

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and that ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages. ProFutures appealed the trial Court’s findings and Positron cross-appealed. On July 1, 2004, the Court of Appeals, State of Colorado affirmed the District Court decision. ProFutures has appealed this decision to the Supreme Court of the State of Colorado. On February 22, 2005, the appeal by ProFutures was denied.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded and quoted on the NASDAQ OTC Bulletin Board under the symbol POSC. The Company’s common stock was previously traded on the NASDAQ SmallCap Market but was delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ SmallCap Market. See “Item 1. Description of Business - Risks Associated with Business Activities.”

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2004 and 2003, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$0.07	$0.03	$0.01	$0.01
Second Quarter	$0.13	$0.02	$0.08	$0.01
Third Quarter	$0.17	$0.05	$0.20	$0.04
Fourth Quarter	$0.14	$0.09	$0.08	$0.03

There were approximately 250 shareholders of record of common stock as of February 28, 2005 , including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Series A, C and D Preferred Stock Statements of Designation prohibit the Company from paying any common stock dividends until all required dividends have been paid on the Series A and any outstanding Series C and D Preferred Stock. As of December 31, 2004, approximately $399,000 of preferred stock dividends are undeclared and unpaid by the Company.

During 2004, the Company sold 10% secured convertible notes in the aggregate principal amount of $700,000 to IMAGIN Diagnostic Centres, Inc. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of common stock

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. As of December 31, 2004, the Company had sold 10% secured convertible notes in the aggregate principal amount of $850,000 to IMAGIN in the second stage of financing. The notes are initially convertible into new shares of Series D Preferred Stock, which (upon full funding) in turn is convertible into an aggregate of 52,000,000 shares of common stock. As of December 31, 2004, these notes are also due and payable on May 21, 2006. The Company has agreed to pay a $200,000 fee to IMAGIN upon completion of the financing.

The convertible notes were sold in private transactions outside the U.S. in accordance with Regulation S, promulgated under the Securities Act of 1933, as amended.

The Company’s equity plan information required by this item is set forth under Item 11 of Part III below.

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Transactions with Imatron Inc./GE

In May 1998, the Company entered into a series of agreements (the “Imatron Transaction”) with Imatron Inc., a New Jersey corporation and technology-based company engaged principally in the business of designing, manufacturing and marketing a high performance computed tomography system, pursuant to which on January 22, 1999, Imatron acquired majority ownership of the Company. In conjunction with the execution of definitive agreements in May 1998, Imatron began making working capital advances available to the Company of up to $500,000 in order to enable the Company to meet a portion of its current obligations. The loan agreement was thereafter amended by oral agreement to increase the working capital advances available under the loan agreement up to an additional $100,000. As of December 31, 1998, the Company had borrowed $600,000 pursuant to those agreements. The loan bore interest at 1/2% over the prime rate and was secured by all of Positron’s assets.

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

Imatron had previously acquired 9,000,000 shares of the Company’s common stock on January 22, 1999. General Electric Company (“GE”) acquired Imatron on December 19, 2001.

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Transactions with IMAGIN Diagnostic Centres, Inc.

In May 2004, the Company entered into a series of agreements with IMAGIN Diagnostic Centres, Inc. pursuant to which IMAGIN agreed to provide over the next seven months an aggregate $2,000,000 of financing to the Company. When the financing is completed and if all the conversion rights are exercised, IMAGIN will control approximately one-half of the Company’s common stock.

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of December 31, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of December 31, 2004, IMAGIN has purchased $850,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

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

Results of Operations

The operations of the Company for the year ended December 31, 2004 resulted in a loss of $1,658,000 compared to income of $892,000 in 2003. The operating results in 2003 included a $2,376,000 gain on the sale of the Company’s Cardiac PET Software.

Revenues. The Company generated revenues of $1,150,000 from the sale of one system in the year ended December 31, 2004 compared to revenues of $3,459,000 on the sale of three systems in 2003. We earned revenues of $691,000 from upgrades of systems in 2004, an increase of $414,000 compared to revenues from system upgrades of $277,000 in the previous year. Our service revenues decreased $393,000 to $939,000 in the year ended December 31, 2004 from $1,332,000 in 2003. The decrease in service revenues primarily resulted from the termination of service on several systems. Service revenues include $200,000 and $100,000 in fees relating to support provided to GE Medical Systems in conjunction with sale of our Cardiac PET Software 2004 and 2003, respectively.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Costs of Revenues. The Company incurred costs of $1,178,000 on the sale of one system in 2004 compared to costs of $3,229,000 on the sale of three systems in 2003. Costs related to system upgrades increased $171,000 to $284,000 in the year ended December 31, 2004 compared to $113,000 in the previous year. Costs related to service, warranty and components decreased $363,000 to $321,000 in 2004 compared to $684,000 in 2003. The $363,000 reduction in expense is primarily due to lower personnel costs.

Operating Expenses. The Company’s operating expenses increased $76,000 to $2,499,000 for the year ended December 31, 2004 from $2,423,000 in 2003. Selling, general and administrative expenses decreased $17,000 to $1,735,000 during the year ended December 31, 2004 from $1,752,000 in the previous year. Research and development expenses decreased $270,000 to $401,000 from $671,000 primarily due to lower personnel costs. We recognized $363,000 of compensation related to the re-pricing of warrants and options in 2004.

Other Income (Expenses). Interest expense increased $54,000 to $157,000 in the year ended December 31, 2004 from $103,000 in 2003. Interest expense in 2004 relates to the notes payable to IMAGIN and includes $92,000 in loan cost amortization. Interest expense in 2003 relates to the indebtedness to Imatron that was cancelled effective June 29, 2003. The Company recognized a gain of $2,376,000 from the sale of the Cardiac PET Software in 2003.

Net Operating Loss Carryforwards

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $12,000,000, which expire in 2005 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

Liquidity and Capital Reserves

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2004, the Company had an accumulated deficit of $58,433,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

At December 31, 2004, the Company had cash and cash equivalents of $133,000 compared to $5,000 at December 31, 2003. The Company concluded a private placement in August 1999, which resulted in an equity infusion of approximately $11,400,000 net to the Company. In 2001, the Company received $2,000,000 in proceeds on a note payable to a stockholder. In 2004, the Company received an additional $1,550,000 in loan proceeds from an affiliated entity. In spite of the equity infusion and loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The opinion of the Company’s independent auditor for the year ended December 31, 2004, expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

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

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of December 31, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of December 31, 2004, IMAGIN has purchased $850,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

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

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney and John E. McConnaughy, Jr. were appointed to the Board of Directors of the Company in connection with the financing with IMAGIN.

Several agreements were reached involving option and warrants contracts for the purchase of common stock of the Company.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

•
The Company agreed to exchange 917,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share. The new options issued to the employees are subject to four year vesting in equal monthly installments. This re-pricing will require the Company to apply the variable accounting rules established in Interpretation No. 44 of the Financial Accounting Standards Board (“FIN 44”) to these options and record changes in compensation based upon movements in the stock price. The Company recognized $13,000 in compensation expense in 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the company’s common stock increased to $0.12 per share at December 31, 2004, resulting in an intrinsic value of $0.10 per share.

•
The Company agreed to re-price the outstanding warrants currently held by its President & CEO for the purchase of 3,500,000 shares of common stock at $0.02 per share. The Company recognized $350,000 in compensation expense in 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.12 per share at December 31, 2004, resulting in an intrinsic value of $0.10 per share. The Company will record changes in compensation based upon movements in the stock price.

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

In connection with the financing, IMAGIN entered into an additional agreement to purchase an aggregate of 10 PET scanners at a purchase price of $1,300,000 each. As a result of the regulatory difficulties encountered in connection with attempts to import and use scanners in Canada, the parties have since agreed to terminate IMAGIN’s obligation to purchase these scanners.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value of employee stock-based compensation. Cost of the Company’s stock option awards will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Companies are to select from two transition methods. The Company is currently evaluating the two transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for the Company for interim and annual periods beginning after December 15, 2005. The Company’s existing pro-forma disclosure presents the approximate impact of SFAS No. 123R had it been adopted in the periods presented.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

Inventory

Inventories are stated at the lower of cost or market and include material, labor and overhead. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Revenue Recognition

Revenues from POSICAM™ system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Item 8A. Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and key employees of the Company as of February 28, 2005 consist of the following individuals:

Name	Age	Position

Patrick G. Rooney	42	Chairman of the Board (appointed July 26, 2004)

Gary H. Brooks	56	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary (appointed CEO effective February 1, 2002)

Sachio Okamura	52	Director (appointed April 1, 2001)

Mário Leite da Silva	32	Director (appointed May 10, 2002)

John E. McConnaughy, Jr.		Director (appointed July 26, 2004)

David S. Yeh	44	Executive Vice President, Sales & Marketing (appointed effective July 2004)

Patrick G. Rooney has served as Chairman of the Company since July 26, 2004. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund. Mr. Rooney is also acting Chairman of Cipher Holding Corp. Through years 1985 - 2000, Patrick G. Rooney and/or Rooney Trading was a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange. In September 1998 through March 2003, Mr. Rooney managed Digital Age Ventures, Ltd., a venture capital investment company. Mr. Rooney attended Wagner College of New York from 1980 through 1984.

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

Mário Filipe Moreira Leite da Silva was appointed as a Director of Positron Corporation in May of 2002. Mr. da Silva currently holds the positron of Director of Financim - Financiamentos Molbilários, S.G.P.S., S.A. From May 2001 to April 2002, he served as Finance and Organization Director for Imediata Group. Mr. da Silva served as Controller/Finance Director with Grundig from October 1999 to May 2001. From July 1998 to September 1999, he was Team Manager for the auditing department at Price Waterhouse Coopers. From October 1996 to June 1998, Mr. da Silva served as a finance auditor and economic consultant for Price Waterhouse. Mr. da Silva began his professional career with BNC - Banco Nacional de Crédito Imobiliário from September 1995 to October 1996. Mr. da Silva received and Degree in Economy from the Faculty of Economy, Porto University, and a Masters Degree in Entrepreneurial Sciences, Speciality in Finance from the Faculty of Economy, Porto University.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Sachio Okamura has served as a director since his appointment to the Board of the Company on April 1, 2001. Mr. Okamura has performed bio-medial consulting services for Okamura Associates, Inc. from 1993 through the present date. These consulting services have included regulatory, distribution, licensing, joint venture, investment, merger and acquisition activities involving businesses in the United States and Japan. Mr. Okamura was in charge of bio-medical business development for various offices of Mitsubishi Corporation from 1978 through 1993. Mr. Okamura received a BS in Biochemistry in 1975 from the University of California, Davis and a Master of International Business from the American Graduate School of International Management in 1978.

David S. Yeh joined the Company as Executive Vice President of Sales and Marketing in July 2004. From 1997 to 2004, Mr. Yeh served as National Sales and Marketing Manager and Executive Director of Sales for Nidek, Inc. Mr. Yeh has over twenty years of medical device sales and marketing experience. In addition, he has over ten years of direct management experience in growing revenue and strategic positioning. Mr. Yeh received a B.A. in Economics from the University of California, Los Angeles.

Ross K. Hartz served as Vice President of Engineering until his death on March 14, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that following reports of Forms 3 and 4 were not timely filed: Patrick G. Rooney and John E. McConnaughy, Jr. filed late one Form 3 reporting one transaction each.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and a Code of Ethics for principal executive officers and principal financial officers. Copies of these codes are attached as an exhibit to this report.

Audit Committee

The Company’s full Board of Directors acts as the Company’s audit committee. The Board has determined that Mario Leite da Silva is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B and that Mr. da Silva is “independent” as defined in item 7(d)(B)(iv) of Schedule 14A of the Exchange Act of 1934.

Item 10. Executive Compensation

The following tables set forth certain information with respect to compensation paid by the Company and certain information regarding stock options issued to certain of the individuals who have acted as executive officers of the Company during 2004, 2003 and 2001.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	(a)	Bonus(a)	Other Annual Compensation	Restricted Stock Awards	Options/ SARs	LTIP Payouts	All Other Compensation(b)
Gary H. Brooks(c),	2004	$223,000		--	--	--	--	--	$--
President, Chief	2003	$265,000		--	--	--	500,000	--	$1,851
Executive Officer and Secretary	2002	$223,000		--	--	--	--	--	$5,177

David S. Yeh(d)	2004	$119,000		--	--	--	--	--	$--
Exec. V.P. Sales &
Marketing

Wayne E. Webster(e)	2002	$217,000		--	--	--	--	--	$3,752
Vice President
Marketing, Sales, & Service

Ross K. Hartz(f)	2004	$2,000		--	$12,000	--	--	--	$--
Vice President	2003	$78,000		--	$37,000	--	300,000	--	$1,130
of Engineering	2002	$143,000		$23,000	--	--	--	--	$2,144

Michael L. Golden(g)	2003	$40,000		--	--	--	--	--	$531
Chief Financial Officer	2002	$99,000		--	--	--	--	--	$1,491

(a)	Amounts shown include cash compensation earned with respect to the year shown above.

(b)	Represents the Company’s matching contributions to its 401(k) plan.

(c)	Compensation for Mr. Brooks in 2003 includes regular compensation of $223,000 and $42,000 of vacation pay.

(d)	This number reflects compensation paid to Mr. Yeh from the time he was hired in July 2004 through December 2004.

(e)	Wayne E. Webster served as an officer of the Company through December 31, 2002.

(f)	Ross K. Hartz received $12,000 and $37,000 in disability payments in 2004 and 2003, respectively, related to a prolonged illness.

(g)	Michael L. Golden served as an officer of the Company through May 15, 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to each of the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers") during the fiscal year ended December 31, 2004. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

	Number of Shares Underlying Options	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (3)
Name	Granted (1)	Fiscal Year (2)	Per Share	Date	5%	10%

	None

(1)	All options were granted under the Company's 1999 Employee Stock Option Plan and have exercise prices equal to the fair market value on the grant date.
(2)	No new stock options were granted to employees in 2004.
(3)
Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Option Exercises and Holdings

The following table provides information with respect to option exercises in fiscal 2004 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2004:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gary H. Brooks	--	$--	72,917	427,083	$7,292	$42,708
Ross K. Hartz	--	$--	605,000	--	$19,250	$--

(1)
Market value of unexercised options is based on the price of the last reported sale of the Company's Common Stock on the NASDAQ OTC Bulletin Board of $0.12 per share on December 31, 2004 (the last trading day for fiscal 2004), minus the exercise price.

Option/Warrant Repricing for Named Executive Officers

On May 4, 2004, our board of directors approved a repricing program for certain outstanding options to purchase shares of our common stock granted under each of our stock plans. As part of the repricing program, the Company granted to Gary H. Brooks an option exercisable for 500,000 shares with an exercise price of $0.02 per share that is subject to four year vesting in equal monthly installments. This replaces an option grant previously held by Mr. Brooks that was exercisable for 500,000 shares of common stock at a price of $0.05 per share. The market value of the Company’s common stock closed at $0.02 per share at May 21, 2004.

The Company also agreed to reprice outstanding warrants held by Mr. Brooks for the purchase of 3,500,000 shares of common stock at $0.02 per share. The warrants previously had exercise prices of $0.30 and $0.05 per share for 3,000,000 and 500,000 shares of common stock, respectively.

The options and warrants were repriced in consideration for Mr. Brooks efforts in connection with negotiating and completing the financing with IMAGIN Diagnostic Centres, Inc.

Compensation of Directors

Beginning January 22, 1999 through the current date, non-employee directors are not separately compensated for their services on the Board although they continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

On and after October 6, 1999, each non-employee director is eligible to receive an initial option to purchase 25,000 shares of common stock under Positron's 1999 Non-employee Directors’ Stock Option Plan upon their election or appointment to the Board. The exercise price is equal to 85% of the fair market value of the common stock on the date of grant. In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of common stock at an exercise price equal to 85% of the fair market value of the common stock on the date of grant. Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant. In the latter event, the common stock acquired upon exercise of such options are subject to a right of repurchase in favor of Positron which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Compensation Plans

Key Employee Incentive Compensation. The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors. During 2004, the Company did not pay any bonus pursuant to the incentive compensation plan.

Employee Stock Option Plan. Positron’s Board administers the 1999 Employee Stock Option Plan, which was adopted by the Board effective June 15, 1999. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. The Board has authorized up to an aggregate of 4,000,000 shares of common stock for issuance under the Employee Stock Option Plan. As of December 31, 2004, a total of 5,467,500 options have been granted under the 1999 Stock Option Plan, of which 12,500 have been exercised and 1,467,084 are outstanding, and of which 892,084 are subject to vesting and 575,000 are fully vested. As of December 31, 2004, a total of 30,188 options remain outstanding under Positron’s 1994 Stock Option Plan, which was terminated effective October 6, 1999.

Non-Employee Directors’ Stock Option Plan. The 1999 Non-employee Directors’ Stock Option Plan provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors’ Plan is administered by the Board. Options granted under the Directors’ Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the company, the unexercisable portion terminates. The Board has authorized up to an aggregate of 500,000 shares of common stock for issuance under the Directors’ Plan. As of December 31, 2004, a total of 400,000 fully vested options have been granted and 225,000 remain outstanding under the Directors’ Plan.

1999 Stock Bonus Incentive Plan. In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. As of December 31, 2004, no shares of common stock have been granted under the 1999 Stock Bonus Incentive Plan.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

1999 Employee Stock Purchase Plan. A total of 500,000 shares of common stock have been reserved for issuance under Positron’s Employee Stock Purchase Plan (the “Purchase Plan”), none of which has as yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2004.

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

The Company's contributions to the 401(k) Plan on behalf of all employees in the year ended December 31, 2003 was approximately $18,000. The Company made no contributions in 2004.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2004 or 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the ownership of the Company's voting securities as of February 28, 2005  by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each named executive officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Certain Beneficial Owners(a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock	% of Outstanding Common Stock(b)

Gary H. Brooks	7,664,583 (c)	12.6%
IMAGIN Diagnostic Centres, Inc.	91,575,000 (d)	63.3% (e)

FY 2004	POSITRON CORPORATION	FORM 10-KSB

(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)	Based on 53,185,803 common shares outstanding on February 28, 2005.

(c)
Includes 50,000 shares owned directly and 7,500,000 and 114,583 shares that may be acquired pursuant to warrants and stock options, respectively, that are or will become exercisable within 60 days of February 28, 2005. Mr. Brooks can be contacted through the Houston, Texas office.

(d)
Includes 87,000,000 shares issuable upon the conversion of 10% secured convertible notes into Series C and D Preferred Stock, which is in turn convertible into common stock and 4,575,000 shares that may be acquired pursuant to warrants that are or will become exercisable within 60 days of February 28, 2005. The address for IMAGIN is 5160 Yonge Street, Suite 300, Toronto, Ontario, M2N 6L9.

(e)
Full convertibility of the shares of Series C and Series D Preferred Stock into common stock will require an amendment to the Company's Articles of Incorporation, which must be approved by the shareholders.  The percentage of outstanding common stock assumes full conversion of the 10% secured convertible notes into common stock and is based on the Company's current outstanding shares of common stock.

	Number of Shares of	% of Outstanding
Name and Address of Beneficial Owner	Series A Preferred	Series A Preferred Stock (a)

Fleet Securities
26 Broadway, NY, NY 10004	51,032	10.0%

Anthony J. Cantone
675 Line Road, Aberdeen, NJ 07747	50,000	9.8%

Jamscor, Inc.
170 Bloor St. W, #804,
Toronto, Ontario, Canada M5S 179	50,000	9.8%

Morgan Instruments, Inc.
4382 Glendale-Milford Rd.,
Cincinnati, OH 45242	41,666	8.2%

Richard E. Stites
RR 13 Box 356, Bloomington, IL 61704	33,333	6.5%

John H. Wilson
6309 Desco Dr., Dallas, TX 75225	33,333	6.5%

(a)	Based on 510,219 Series A Preferred Shares outstanding on February 28, 2005.

Security Ownership of Directors and Executive Officers

The following table presents the security ownership of the Company's Directors and Named Executive Officers as of February 28, 2005:

Title of Class	Name of Beneficial Owner	Beneficial Ownership(aa)		Percent of Class(bb)
Common	Gary H. Brooks	7,664,583	(cc)	12.6%
Common	Sachio Okamura	125,000	(dd)	*
Common	Mário Leite da Silva	100,000	(ee)	*
Common	Patrick G. Rooney	50,000	(ff)	*
Common	John E. McConnaughy, Jr.	50,000	(gg)	*
Common	All Directors and Executive Officers as a Group	7,989,583		13.1%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

(bb)	Calculation based on 53,185,803 common shares outstanding as of February 28, 2005.

(cc)
Includes 50,000 shares owned directly and 7,500,000 shares and 114,583 shares that may be acquired pursuant to warrants and stock options, respectively, that are or will become exercisable within 60 days of February 28, 2005.

(dd)	Includes 125,000 shares that may be acquired pursuant to options that are or will become exercisable within 60 days of February 28, 2005.

(ee)	Includes 100,000 shares that may be acquired pursuant to options that are or will become exercisable within 60 days of February 28, 2005.

(ff)	Includes 50,000 shares that may be acquired pursuant to options that are or will become exercisable within 60 days of February 28, 2005.

(gg)	Includes 50,000 shares that may be acquired pursuant to options that are or will become exercisable within 60 days of February 28, 2005.

All officers and directors of the Company can be contacted through the Houston, Texas office.

The following table summarizes share and exercise information about the Company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
Equity Compensation Plans Approved by Security Holders (1)	1,722,272	$0.12	4,265,228(2)

Equity Compensation Plans Not Approved by Security Holders	0	--	0

TOTAL	1,722,272	$0.12	4,265,228

(1)	Consists of 1999 Stock Option Plan, the 1999 Non-Employee Directors’ Stock Option Plan, the 1999 Stock Bonus Incentive Plan, and the 1999 Employee Stock Purchase Plan, each as amended to date.

(2)
Includes 2,490,228 shares available for issuance under the 1999 Stock Option Plan, 275,000 shares available for issuance under the 1999 Non-Employee Directors’ Plan, 1,000,000 shares available for issuance under the 1999 Stock Bonus Incentive Plan, and 500,000 shares available under the 1999 Employee Stock Purchase Plan.

Please see the discussion set forth above in Item 10 for a description of the material terms of the Company’s equity compensation plans.

Item 12. Certain Relationships and Related Transactions

Imatron Inc./GE Transaction

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of December 31, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of December 31, 2004, IMAGIN has purchased $850,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

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

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney was appointed to the Board of Directors of the Company in connection with the financing with IMAGIN.

Item 13. Exhibits

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

4.14	Form of Stock Purchase Agreement executed in connection with July 1999 Private Placement (incorporated by reference to Exhibit 5.1 to the Company's Report on 8-K dated August 18, 1999.)
4.15	Form of common stock Purchase Warrant in connection with July 1999 Private Placement (incorporated by reference to Exhibit 5.2 to the Company's Report on 8-K dated August 18, 1999.)
4.16	Statement of Designation Establishing Series C Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Report on 8-K dated May 21, 2004)
4.17	Statement of Designation Establishing Series D Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Report on 8-K dated May 21, 2004)
4.18	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005.
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

10.4†	1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company’s Proxy Statement dated May 2, 1994).
10.5†	Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.6†	Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

10.70	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on 8-K dated July 12, 2001).
10.71	Employment Agreement dated as of January 17, 2001 by and between Positron Corporation and Wayne E. Webster.
10.72	Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.73	Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.74	Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.75	Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on 8K dated May 21, 2004)
10.76	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated by reference to Exhibit 10.2 to the Company’s Report on 8-K dated May 21, 2004)
10.77	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company’s Report on 8-K dated May 21, 2004)
10.78
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Report on 8-K dated May 21, 2004)

10.79	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Report on 8-K dated May 21, 2004)
10.80
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Report on 8-K dated May 21, 2004)

10.81	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Report on 8-K dated May 21, 2004)
10.82	Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, inc. (incorporated by reference to Exhibit 10.9 to the Company’s Report on 8-K dated May 21, 2004)
10.83	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund., L.P.
10.84	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P.
10.85	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.86	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
14.1	Code of Business Conduct and Ethics
24.1	Powers of Attorney (included on signature page hereto)
31.1	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).
*	Filed herewith
#	Furnished herewith

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ham, Langston & Brezina, L.L.P. for fiscal 2004 and 2003.

	Fiscal 2004		Fiscal 2003

Audit fees (1)		$39,312		$39,343
Audit-related fees	$	---	$	---
Tax fees (2)		$3,500		$3,500
All other fees		$500	$	---

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)  For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $3,500 and $3,500.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors, which concluded that the provision of such services by Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 30, 2005	By:	/s/ Gary H. Brooks
Gary H. Brooks
CEO & CFO

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

/s/ Patrick G. Rooney
Patrick G. Rooney	March 30, 2005
Chairman of the Board

/s/ Gary H. Brooks
Gary H. Brooks	March 30, 2005
CEO & CFO

/s/ Sachio Okamura
Sachio Okamura	March 30, 2005
Director

Mário Leite da Silva	March 30, 2005
Director

/s/ John E. McConnaughy, Jr.	March 30, 2005
John E. McConnaughy, Jr.
Director

FY 2004	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
____________

FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT ACCOUNTANTS
for the years ended December 31, 2004 and 2003

FY 2004	POSITRON CORPORATION	FORM 10-KSB

FINANCIAL STATEMENTS

__________

FY 2004	POSITRON CORPORATION	FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 3, 2005

FY 2004	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
BALANCE SHEET
December 31, 2004
(In thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$133
Inventories	836
Prepaid expenses	62
Other current assets	28

Total current assets	1,059

Property and equipment, net	156
Deferred loan costs	208

Total assets	$1,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,393
Customer deposits	16
Unearned revenue	153
Transaction fee payable to affiliated entity	200

Total current liabilities	1,762

Note payable to affiliated entity	1,550

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 510,219 shares issued and outstanding.	510
Common stock: $0.01 par value; 100,000,000 shares authorized; 53,245,959 shares issued and 53,185,803 shares outstanding.	532
Additional paid-in capital	55,547
Subscription receivable	(30)
Accumulated deficit	(58,433)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(1,889)

Total liabilities and stockholders’ equity	$1,423

See notes to financial statements

FY 2004	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Year Ended December 31,
	2004	2003
Revenue:
System sales	$1,150	$3,459
System upgrades	691	277
Service and components	939	1,332

Total revenue	2,780	5,068

Costs of revenues:
System sales	1,178	3,229
System upgrades	284	113
Service, warranty and components	321	684

Total costs of revenues	1,783	4,026

Gross profit	997	1,042

Selling, general and administrative	1,735	1,752
Research and development	401	671
Stock based compensation	363	--

Loss from operations	(1,502)	(1,381)

Other income (expenses):
Interest expense	(157)	(103)
Interest income	1	--
Gain on sale of Cardiac PET Software	--	2,376
Total other income (expense)	(156)	2,273

Net income (loss)	$(1,658)	$892

Basic and diluted income (loss) per common share	$(0.03)	$0.02

Weighted average shares outstanding
Basic	53,186	57,616
Diluted	53,186	58,859

See notes to financial statements

FY 2004	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended December 31, 2004 and 2003
(In thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total
Balance at December 31, 2002	510,219	$510	62,233,459	$622	$55,093	$(30)	$(57,667)	$(15)	$(1,487)

Net income	--	--	--	--	--	--	892	--	892

Shares surrendered In conjunction with Sale of Cardiac PET Software	--	--	(9,000,000)	(90)	90	--	--	--	--

Exercise of stock options	--	--	12,500	---	1	--	--	--	1

Balance at December 31, 2003	510,219	510	53,245,959	532	55,184	(30)	(56,775)	(15)	(594)

Net Loss	--	--	--	--	--	--	(1,658)	--	(1,658)

Compensation related to repricing of warrants and options	--	--	--	--	363	--	--	--	363

Balance at December 31, 2004	510,219	$510	53,245,959	$532	$55,547	$(30)	$(58,433)	$(15)	$(1,889)

See notes to financial statements

FY 2004	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(1,658)	$892
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of Cardiac PET Software	--	(2,376)
Compensation related to repricing of warrants and options	363	--
Depreciation expense	86	86
Bad debt expense	--	81
Amortization of loan costs	92	--
Changes in operating assets and liabilities:
Decrease in accounts receivable	3	995
Decrease in inventories	325	2,123
Decrease in prepaid expenses	113	57
Decrease (increase) in other current assets	(16)	71
Increase (decrease) in accounts payable and accrued liabilities	(505)	298
Decrease in customer deposits	(154)	(2,218)
Increase (decrease) in unearned revenue	58	(83)

Net cash used in operating activities	(1,293)	(74)

Cash flows from investing activities:
Capital expenditures	(20)	(5)

Net cash used in investing activities	(20)	(5)

Cash flows from financing activities:
Proceeds of note payable to an affiliated entity	1,550	--
Deferred loan costs	(100)	--
Repayment of capital lease obligation	(9)	(24)
Purchase of common stock	--	1

Net cash provided by (used in) financing activities	1,441	(23)

Net increase (decrease) in cash and cash equivalents	128	(102)

Cash and cash equivalents, beginning of year	5	107

Cash and cash equivalents, end of year	$133	$5

See notes to financial statements

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Advertising

Nondirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2004 and 2003 were $78,000 and $46,000, respectively.

Research and Development Expenses

All costs related to research and development are charged to expense as incurred.

Stock Based Compensation

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

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 2004 and 2003 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value: (i) average dividend yield of 0.00%; (ii) expected volatility of 242.00% and 100.00%, respectively; (iii) expected life of two (2) years; and (iv) estimated risk-free interest rate of 3.27% and 6.00%, respectively.

	2004	2003

Net income (loss) as reported	$(1,658)	$892

Add: Stock-based employee compensation
expense included in reported net income	363	--

Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards	(400)	(89)

Pro-Forma net income (loss)	$(1,695)	$803

Earnings (loss) per share

Basic and diluted as reported	$(0.03)	$.02

Basic and diluted pro-forma	$(0.03)	$.01

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. Actual results could differ from the amounts estimated.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value of employee stock-based compensation. Cost of the Company’s stock option awards will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Companies are to select from two transition methods. The Company is currently evaluating the two transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for the Company for interim and annual periods beginning after December 15, 2005. The Company’s existing pro-forma disclosure included above under Stock Based Compensation presents the approximate impact of SFAS No. 123R had it been adopted in the periods presented.

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2004, the Company had an accumulated deficit of $58,433,000 and a stockholders’ deficit of $1,889,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $1,550,000 from a note payable to an affiliated entity to fund its 2004 operating activities. As a result, the Company had cash and cash equivalents of $133,000 at December 31, 2004. At the same date, the Company had accounts payable and accrued liabilities of $1,393,000.

There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability. The Company’s long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business and 3) meet current commitments and fund the continuation of its business operation in the near future.

3.	Inventories

Inventories at December 31, 2004 consisted of the following (in thousands):

Raw materials	$651
Work in progress	285
Subtotal	936
Less reserve for obsolescence	(100)
Total	$836

FY 2004	POSITRON CORPORATION	FORM 10-KSB

4.	Property and Equipment

Property and equipment at December 31, 2004 consisted of the following (in thousands):

Furniture and fixtures	$138
Computers and peripherals	317
Machinery and equipment	123
Subtotal	578
Less accumulated depreciation	(422)
Total	$156

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2004 consisted of the following (in thousands):

Accrued royalties	$314
Trade accounts payable	293
Sales taxes payable	236
Accrued property taxes	179
Accrued compensation	126
Accrued professional fees	75
Accrued interest	65
Accrued warranty costs	60
Insurance premiums payable	45
Total	$1,393

6.	Notes Payable to Affiliated Entity

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of December 31, 2004, principal of $700,000 has been advanced and remains outstanding related to these notes.

In a second stage of the financing, IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of December 31, 2004, principal of $850,000 has been advanced and remains outstanding related to these notes.

7.	Sale of Cardiac PET Software

The Company entered into a loan arrangement on June 29, 2001 with Imatron Inc. (“Imatron”), a stockholder of the Company, for the purpose of borrowing up to $2,000,000 to fund operating activities. This loan was collateralized by substantially all the assets of the Company. Interest was charged on the outstanding principal balance at an annual rate of 10% and was payable monthly. As of June 29, 2003 the principal balance of the loan was $2,000,000. Principal on the loan amounting to $1,000,000 and $500,000 was to be repaid within five (5) business days of December 31, 2001 and March 31, 2002, respectively. The remaining $500,000 of loan principal and all unpaid interest was due and payable no later than June 30, 2002.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Imatron had previously acquired 9,000,000 shares of the Company’s common stock on January 22, 1999. General Electric Company (“GE”) acquired Imatron on December 19, 2001.

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

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

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The 1999 Plan is administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). As of December 31, 2004, a total of 5,467,500 stock options have been awarded under the 1999 Plan.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Directors’ Stock Option Plan

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors’ Plan is administered by the Board. Options granted under the Directors’ Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company’s right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 400,000 shares of common stock have been granted under the Directors’ Plan at December 31, 2004.

1999 Stock Bonus Incentive Plan

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the “Stock Bonus Plan”), effective November 1, 1999. The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee’s salary or consultant’s fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant’s salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. No shares have been issued under the Stock Bonus Plan at December 31, 2004.

1999 Employee Stock Purchase Plan

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in October 1999. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2004.

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price
Balance at December 31, 2002	2,188,745	$0.54

Granted	1,905,000	$0.01 - $0.05
Exercised	(12,500)	$0.05
Forfeited	(1,776,657)	$0.05 - $1.06

Balance at December 31, 2003	2,304,588	$0.32

Granted	100,000	$0.03 - $0.12
Forfeited	(682,316)	$0.02 - $4.13

Balance at December 31, 2004	1,722,272	$0.12

FY 2004	POSITRON CORPORATION	FORM 10-KSB

In 2003, the Company issued options to purchase 1,855,000 shares of common stock to employees under the 1999 Plan at an exercise price of $0.05 per share. In conjunction with the IMAGIN transaction in 2004 (see Note 12), the Company agreed to exchange 917,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share.

The shares exercisable for vested options and the corresponding weighted average exercise price was 960,123 shares and $0.20 per share at December 31, 2004.

Following is a summary of stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Term	Exercise		Exercise
Exercise Price	Shares	(in Years)	Price	Shares	Price

$2.625	30,000.20		$2.63	30,000	$2.63
$0.020	188.66		$0.02	27	$0.02
$0.020 - $0.280	400,000	4.60	$0.21	314,583	$0.26
$0.020	46,250	5.10	$0.02	6,745	$0.02
$0.111	25,000	6.25	$0.11	25,000	$0.11
$0.068 - $0.077	50,000	7.17	$0.07	50,000	$0.07
$0.010 - $0.050	1,070,834	8.25	$0.03	433,767	$0.04
$0.034 - $0.119	100,000	9.25	$0.08	100,000	$0.08

Balance at 12/31/2004	1,722,272		$0.12	960,122	$0.20

Balance at 12/31/2003	2,304,588		$0.32	1,730,854	$0.42

No compensation expense related to options was recognized by the Company in the accompanying Statement of Operations during the year ended December 31, 2003. The Company recognized $13,000 in compensation in 2004 related to the re-pricing of options (see Note 12).

Warrants

During 2003, warrants to purchase 6,000,000 shares of common stock were surrendered in conjunction with the sale of the Company’s Cardiac PET Software (See Note 7). In 2004, the Company agreed to issue new warrants and re-price various outstanding warrants in conjunction with the IMAGIN transaction (see Note 12).

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2002	31,220,000	$0.05-$2.40	$0.24
Warrants surrendered in connection with sale of Cardiac PET Software	(6,000,000)	$0.30	$0.30
Expired	(100,000)	$0.15	$0.15
Balance at December 31, 2003	25,120,000	$0.05 - $2.40	$0.23
New warrants issued in connection with IMAGIN transaction	8,575,000	$0.02	$0.02
Expired	(15,545,000)	$0.05 - $0.30	$0.23

Balance at December 31, 2004	18,150,000

FY 2004	POSITRON CORPORATION	FORM 10-KSB

All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2004 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	August 2005	0.7	$0.02
250,000	January 2007	2.1	$2.40
500,000	October 2007	2.8	$0.02
1,250,000	March 2008	3.3	$0.25
3,750,000	June 2009	4.5	$0.02
8,575,000	May 2010	5.4	$0.02

18,150,000

No compensation expense related to warrants was recognized by the Company in the accompanying statement of operations during the year ended December 31, 2003. The Company recognized $350,000 in compensation expense in 2004 related to the re-pricing of warrants (see Note 12).

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

As of December 31, 2004, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total $399,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

10.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $12,000,000, which expire in 2005 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

The composition of deferred tax assets and the related tax effects at December 31, 2004 are as follows (in thousands):

Deferred tax assets:
Net operating losses	$3,939
Accrued liabilities and reserves	300
Inventory basis difference	107
4,346
Valuation allowance	(4,346)

Total deferred tax assets	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) is as follows (amounts in thousands):

	2004		2003
	Amount	%	Amount	%

Benefit (provision) for income
tax at federal statutory rate	$564	34.0	$(303)	(34.0)
Other	(32)	(2.0)	35	4.0
Change in valuation allowance	(532)	(32.0)	268	30.0

	$--	--	$--	--

11.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement. The Company’s contribution expense was approximately $18,000 in 2003. The Company made no contributions in 2004. The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2004.

12.	Related Party Transactions

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors. During 2004 the Company did not pay any bonus pursuant to the incentive compensation plan.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

Effective June 29, 2003, the Company entered into a Technology Purchase Agreement to transfer its Cardiac PET Software to GE in exchange for cancellation of the indebtedness under this loan and the surrender of the 9,000,000 shares of common stock and the warrant to purchase 6,000,000 shares of common stock. The Company recognized a gain of $2,376,000 related to the sale of this technology. This gain resulted from the cancellation of the Company’s obligation for $2,000,000 in principal and accrued interest of $376,000 under the loan. The Company’s future commitment to provide assistance to GE for the purpose of fully utilizing and exploiting this technology, as well as the compensation for these services, were provided for in a separate service agreement discussed below.

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

In the first stage of the financing, IMAGIN agreed to purchase an aggregate of $700,000 face amount of the Company’s 10% secured convertible promissory notes (see note 5). As of December 31, 2004, IMAGIN has purchased $700,000 of these notes. These notes are due and payable on May 21, 2006. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.

IMAGIN also agreed, in a second stage of the financing, to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. IMAGIN agreed to purchase these notes over a six and a half month period, commencing July 15, 2004. As of December 31, 2004, IMAGIN has purchased $850,000 of these notes. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

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

•
The Company agreed to exchange 917,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share. The new options issued to the employees are subject to four year vesting in equal monthly installments. This re-pricing will require the Company to apply the variable accounting rules established in Interpretation No. 44 of the Financial Accounting Standards Board (“FIN 44”) to these options and record changes in compensation based upon movements in the stock price. The Company recognized $13,000 in compensation expense in 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.12 per share at December 31, 2004, resulting in an intrinsic value of $0.10 per share.

•
The Company agreed to re-price the outstanding warrants currently held by its President & CEO for the purchase of 3,500,000 shares of common stock at $0.02 per share. The Company recognized $350,000 in compensation expense in 2004, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.12 per share at December 31, 2004, resulting in an intrinsic value of $0.10 per share. The Company will record changes in compensation based upon movements in the stock price.

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

In connection with the financing, IMAGIN entered into an additional agreement to purchase an aggregate of 10 PET scanners at a purchase price of $1,300,000 each. As a result of the regulatory difficulties encountered in connection with attempts to import and use scanners in Canada, the parties have since agreed to terminate IMAGIN’s obligation to purchase these scanners.

13.	Commitments and Contingencies

Royalty Agreements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $314,000 were included in liabilities at December 31, 2004.

Lease Agreements

Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease space and move its operations to a facility with significantly reduced space and a more affordable lease payment. Although the Company entered into an agreement with the landlord regarding vacating the space, a dispute subsequently arose with the landlord as to interpretation of that agreement. The landlord has filed suit against the Company claiming that the Company owes approximately $150,000, plus attorney’s fees, to the landlord under the terms of the agreement. A subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. In October 2004, the Company finalized a Compromise & Settlement Agreement with 10P10, L.P. In accordance with the terms of this agreement, the Company paid $42,776 in 2004 in full and final settlement of all remaining claims. Operating expenses were reduced by approximately $54,000 and $57,000 in 2004 and 2003, respectively, as a result of credits and charges associated with the abandoned lease.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

The Company operates in leased facilities under an operating lease that expires in March 2004 and contains no renewal options. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through October 31, 2003. The Company reduced its space under lease and lowered the monthly rent to $4,671 for the period from November 1, 2003 through March 31, 2004. This facility lease continues on a month-to-month basis after March 31, 2004 at the $4,671 monthly rental rate. The cost of leasing the Company’s operating facility amounted to approximately $56,000 and $74,000 in 2004 and 2003, respectively.

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

The Colorado State level case of ProFutures v. Positron, District Court, City and County of Denver, Colorado, Case No. 00CV7146, was tried before the Court in June 2002. The Court issued its Findings of Fact, Conclusions of Law and Judgment on November 13, 2002. The Court agreed with Positron’s determination of the value of the consideration paid for the shares issued to Imatron and that there was no evidence of fraud by Positron. The Court agreed with ProFutures that Positron breached the 1996 stock purchase warrant with ProFutures by failing to give ProFutures written notice stating the adjusted exercise price and the new number of shares deliverable as a result of the Imatron Transaction and by failing to register the shares to which ProFutures was entitled under the warrant as a result of the Imatron Transaction. Nevertheless, the Court also found that ProFutures’ alleged damages were uncertain and speculative and that ProFutures was not entitled to recover actual damages. Therefore ProFutures was awarded $1 in nominal damages. ProFutures appealed the trial Court’s findings and Positron cross-appealed. On July 1, 2004, the Court of Appeals, State of Colorado affirmed the District Court decision. ProFutures has appealed this decision to the Supreme Court of the State of Colorado. On February 22, 2005, the appeal by ProFutures was denied.

In the federal case of ProFutures v. Positron, et al., United States District Court for the District of Colorado, Case No. 02-N-0154, the Complaint alleged two causes of action against the Company: fraudulent transfer and injunctive relief. The allegations arose out of a June 2001 loan agreement between Positron and Imatron. The action was dismissed in 2002 without prejudice.

14.	Earnings Per Share

The following information details the computation of basic and diluted earnings per share:

FY 2004	POSITRON CORPORATION	FORM 10-KSB

	Year Ended December 31, (In thousands, except for per share data)
	2004	2003
Numerator:
Basic and diluted net income (loss):	$(1,658)	$892
Denominator:
Denominator for basic earnings per share-weighted average shares	53,186	57,616
Effect of dilutive securities
Convertible Series A Preferred Stock	--	510
Stock Warrants	--	582
Stock Options	--	151
Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	53,186	58,859

Basic and diluted income (loss) per common share	$(0.03)	$0.02

All common stock equivalents in the year ended December 31, 2004 were excluded from the above calculation as their effect was anti-dilutive.

15.	Segment Information and Major Customers

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2004 and 2003 the Company had a limited number of customers as follows:

	2004	2003

Number of customers	13	16
Customers accounting for more than
10% of revenues	2	3
Percent of revenues derived from
largest customer	45%	35%
Percent of revenues derived from
second largest customer	20%	24%

16.	Supplemental Cash Flow Data

	2004	2003

Supplemental disclosure of cash flow information (in thousands):
Cash paid for interest	$--	$4
Cash paid for income taxes	$--	$--

Non-cash investing and financing activities (in thousands):
Extinguishment of debt and accrued interest and cancellation
of warrants and common stock in asset sale	$--	$2,376

17.	Subsequent Events

Transaction with Solaris Opportunity Fund, L.P.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

On February 28, 2005, the Company entered into a series of agreements with Solaris Opportunity Fund, L.P. pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of March 7, 2005, Solaris has purchased $200,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock.

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest granted in the same collateral to IMAGIN Diagnostic Centres, Inc. Full convertibility of the shares of Series E into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

Patrick G. Rooney, Chairman of the Board of the Company, is the general partner of Solaris Opportunity Fund, L.P.

Transaction with IMAGIN Disgnostic Centres, Inc.

In January and February, 2005, the Company received the final $250,000 installment of funds from the sale of $2,000,000 worth of 10% convertible promissory notes to IMAGIN Diagnostic Centres, Inc.

EXHIBITS

4.18	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005.
10.83	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.84	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P.
10.85	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.86	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
14.1	Code of Business Conduct and Ethics
31.1	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith

FY 2004	POSITRON CORPORATION	FORM 10-KSB

March 29, 2004

POSITRON CORPORATION

CODE OF BUSINESS CONDUCT AND ETHICS

I.    OVERVIEW

This Code of Business Conduct and Ethics sets forth the guiding principles by which we operate our company and conduct our daily business with our customers, vendors, shareholders and with each other. It does not cover every issue that may arise, but it sets out basic principles to guide all directors, officers and employees of Positron Corporation and its subsidiaries (referred to in this Code as the "Company" or "Positron"). This Code applies to all of our directors, officers and employees (together "Covered Persons"). We expect each Covered Person to conduct him/herself accordingly and seek to avoid even the appearance of improper behavior.

We have tried to write this policy so that it is consistent with and supportive of all applicable laws. If it turns out that a policy in this Code conflicts with a law, you must comply with the law. If you have any questions about these conflicts or potential conflicts, please consult with your supervisor about how to handle the situation.

Those who violate the policies contained in this Code will be subject to disciplinary action, up to and including termination of employment. We have provided some practical guidelines at the end of this document (Section XV) to help you understand and comply with it.

II.    COMPLIANCE WITH LAWS, RULES AND REGULATIONS

The Company's business is highly regulated and any failure to comply with all applicable regulations could have a material adverse effect on the Company's business. Moreover, obeying the law, both in letter and in spirit, is the foundation on which this Company's ethical standards are built. In addition to federal laws, we must respect and obey the laws of the cities and states in which we operate. Although we do not expect each Covered Person to know the details of each of these laws, it is important to know enough to determine when to seek advice from supervisors, managers or other appropriate personnel. You are responsible for discussing with your supervisor which laws, regulations and Positron policies apply to your position and what training you might need to understand and comply with them.

The Company will hold information and training sessions from time to time to promote compliance with laws, rules and regulations, including insider-trading laws. Please let your supervisor know if you think any particular training would be especially helpful or necessary for you in this regard.

III.    CONFLICTS OF INTEREST

A.    General

We expect each Covered Person to be scrupulous in avoiding any action or interest that conflicts or gives the appearance of a conflict with Positron's interests. A "conflict of interest" exists when a person's private interest interferes or is inconsistent in any way with the interests of the Company. Therefore, a conflict can arise when a Covered Person takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, having a financial or investment interest in a vendor, supplier or competitor of the Company may constitute a conflict of interest to the extent such relationship interferes with a Covered Person's ability to act unconditionally on behalf of the Company. Conflicts of interest may also arise when a Covered Person, or members of his or her family, receive improper personal benefits as a result of the Covered Person's position in the Company.

B.    Potential Conflicts of Interest Involving Directors and Executive Officers

Executive officers should provide notice to the Company's full Board of Directors prior to causing Positron to enter into transactions with relatives and friends. In addition, directors and executive officers should provide to the full Board of Directors for pre-approval, the details of any potential transaction, including charitable donations, between Positron and an entity where one or more of the Positron's officers or directors also serve as officers or directors of such entity.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

C.    Potential Conflicts Involving Relationships with Other Companies

It is almost always a conflict of interest for a Company employee to serve simultaneously as an employee, consultant or director for a competitor, customer or supplier. All employees should obtain pre-approval from the Company's Chief Executive Officer prior to entering into any such relationship with another employer. The best policy is to avoid any direct or indirect business connection with our customers, suppliers or competitors, except on our behalf.

Conflicts of interest may not always be clear-cut, so if you have a question, you should consult your supervisor and, if necessary, higher levels of management. Any employee who becomes aware of a conflict or potential conflict should bring it to the attention of a supervisor, manager or other appropriate personnel or consult the procedures described in Section XV of this Code.

IV.    CONFIDENTIAL INFORMATION AND INSIDER TRADING

Covered Persons who have access to confidential information or other material non-public information concerning the Company are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of our business. (See Section X below regarding confidentiality generally). All non-public information about the Company should be considered confidential information.

In addition, it not only violates our policies but is illegal for any Covered Person to use non-public information for his/her personal financial benefit or to "tip" others who might make an investment decision on the basis of such information.

V.    CORPORATE OPPORTUNITIES

In addition to our policy against conflicts of interest generally, Covered Persons are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of the Board of Directors. No Covered Person may use corporate property, information, or position for improper personal gain, and no Covered Person may compete with the Company directly or indirectly. Covered Persons owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

VI.    COMPETITION AND FAIR DEALING

We seek to outperform our competition fairly and honestly. Stealing proprietary information (whether belonging to us or to a third party), possessing trade secret information that was obtained without the owner's consent, or inducing such disclosures by past or present employees of other companies is prohibited.

We expect and demand that each Covered Person respect the rights of and deal fairly with our customers, suppliers, competitors and fellow employees. No Covered Person may take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

We expect each Covered Person to exercise due care and professionalism to avoid undue influence from current or potential customers, vendors or other business partners of the Company ("Business Partners"). The purpose of business entertainment and gifts in a commercial setting is to create goodwill and sound working relationships, not to gain unfair advantage with customers. Covered Persons should therefore take care not to accept gifts or benefits from Business Partners that might influence their activities on behalf of the Company. No gift or entertainment should ever be offered, given, provided or accepted by any Covered Person, family member or agent unless it: (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff and (5) does not violate any laws or regulations. Under no circumstances should gifts or benefits of any nature or in any amount ever be offered to or taken from representatives of federal, state or local governments or the agencies or regulatory authorities of any such governments. That includes paying for meals of the government official. Offering or accepting gifts or benefits from such representatives is contrary to Positron policy and may well violate the laws or the policies of such governments, agencies or authorities. Please discuss with your supervisor any gifts or proposed gifts which you are not certain are appropriate.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

VII.    DISCRIMINATION AND HARASSMENT

We are firmly committed to providing equal opportunity in all aspects of employment and application for employment and to providing a workplace free from harassment of any kind. Harassment includes verbal, physical or visual conduct that creates an intimidating, offensive or hostile working environment or that interferes with work performance. Some examples of harassment include derogatory comments based on racial or ethnic characteristics, unwelcome sexual advances, or other conduct of a sexual nature which creates a hostile work environment or interferes with work performance. We encourage you to promptly report any incident of harassment to your supervisor or manager, or to any other member of management with whom you are comfortable. We will investigate every reported complaint promptly, thoroughly and confidentially, to the extent practicable, consistent with our obligation to investigate thoroughly.

VIII.    HEALTH AND SAFETY

Our policies regarding health and safety generally and the use of illegal drugs and alcohol in particular are described elsewhere in our policies. The Company strives to provide each employee with a safe and healthy work environment. Each Covered Person is responsible for assisting us to maintain a safe and healthy workplace for all persons by following safety and health rules and practices and reporting accidents, injuries and unsafe equipment, practices or conditions.

Violence and threatening behavior are strictly prohibited. Covered Persons may not report to work in any condition other than in a manner ready to perform their duties, free from the influence of illegal drugs or alcohol.

IX.    RECORD-KEEPING

The Company requires honest and accurate recording and reporting of information in order to make responsible business decisions and in order to properly report its activities. All of the Company's books, records, timesheets, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the Company's transactions and must conform both to applicable legal requirements and to the Company's system of internal controls and procedures. Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable law or regulation.

Many Covered Persons regularly use business expense accounts, which must be documented and recorded accurately. If you are not sure whether a certain expense is legitimate, you should ask your supervisor or other appropriate person.

Business records and communications often become public, and we should avoid exaggeration, derogatory remarks, guesswork, or inappropriate characterizations of people and companies that can be misunderstood. This applies equally to e-mail, internal memos, and formal reports. Records should always be retained or destroyed according to the Company's record retention policies. In accordance with those policies, in the event you become aware of any litigation or governmental investigation please consult the Company's Chief Executive Officer. Any correspondence form any state or federal regulator or the Better Business Bureau, or any legal process (including without limitation subpoenas, discovery requests or deposition notices) that you receive must be immediately forwarded to the Company's Chief Executive Officer.

X.    CONFIDENTIALITY OF COMPANY INFORMATION

In carrying out the Company's business, Covered Persons often learn confidential or proprietary information about the Company, its customers, prospective customers or other third parties. Each Covered Person must maintain the confidentiality of confidential or proprietary information obtained or entrusted to him/her by the Company, except when disclosure is authorized by the Company or required by laws, regulations or legal proceedings. Confidential or proprietary information includes, among other things, any non-public information concerning the Company, including its business, financial performance, results or prospects, customer lists, employee information, terms or fees offered to particular customers, marketing or strategic plans, technology systems, or proprietary or product systems developments. The obligation to preserve confidential or proprietary information continues even after employment ends. In connection with this obligation, every Covered Person should have executed a confidentiality agreement when he or she began his or her employment with the Company.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

Each Covered Person must take precautionary measures to prevent unauthorized disclosure of confidential or proprietary information. Accordingly, such persons should take steps to ensure that business-related paperwork and documents are produced, copied, faxed, filed, stored and discarded by means designed to minimize the risk that unauthorized persons might obtain access to confidential or proprietary information.

XI.    PROTECTION AND PROPER USE OF COMPANY ASSETS

All Covered Persons should endeavor to protect the Company's assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company's profitability. Any suspected incident of fraud or theft should be immediately reported for investigation. In addition, we provide certain technology resources and pieces of equipment for use in the performance of business job duties. These include such obvious items as telephone (including voicemail) and access to computers, the internet and electronic mail, as well as other equipment items. These items are provided for your business use, and remain Company property. We expect that you will use our technology and resources in a manner that enhances productivity, enhances our public image, and is respectful of others, including other employees. Personal use of these items and resources should be kept to a minimum, and limited to non-work time, except in emergencies.

The obligation of Covered Persons to protect the Company's assets includes its proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks, and copyrights, as well as business, marketing and service plans, customer lists, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information violates our policy. It could also be illegal and result in civil or even criminal penalties.

XII.    PAYMENTS TO GOVERNMENT PERSONNEL

The U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. It is strictly prohibited to make such payments to government officials of any country.

In addition, the U.S. government has a number of laws and regulations regarding business gratuities which may be accepted by U.S. government personnel. The promise, offer or delivery to an official or employee of the U.S. government of a gift, favor or other gratuity in violation of these rules would not only violate Company policy but could also be a criminal offense. State and local governments, as well as foreign governments, may have similar rules.

XIII.    WAIVERS OF THE CODE

Any waiver of this Code for executive officers or directors may be made only by the Board or a Board committee and will be promptly disclosed as required by law or securities regulations.

XIV.    REPORTING ILLEGAL OR UNETHICAL BEHAVIOR

All of the policies we describe in this Code sound relatively straight-forward and even self-evident when recited, but can be much more difficult to recognize or apply in real time and real life. We encourage you to talk to your supervisors, managers or other appropriate personnel whenever you see something that you think may be either illegal or unethical, and particularly if you are not certain about the best course of action in a particular situation. Our policy prohibits retaliation for reports of misconduct by others made in good faith by Covered Persons, and we expect all Covered Persons to cooperate in internal investigations of misconduct. Any Covered Person may submit a good faith concern regarding questionable accounting or auditing matters without fear of dismissal or retaliation of any kind.

FY 2004	POSITRON CORPORATION	FORM 10-KSB

XV.    PRACTICAL GUIDELINES

We must all work to ensure prompt and consistent action against violations of this Code. However, in some situations it is difficult to know if a violation has occurred. Since we cannot anticipate every situation that will arise, it is important that we have a way to approach a new question or problem. These are the steps to keep in mind:

▪	Make sure you have all the facts. In order to reach the right solutions, we must be as fully informed as possible.

▪
Ask yourself: What specifically am I being asked to do? Does it seem unethical or improper? This will enable you to focus on the specific question you are faced with, and the alternatives you have. Use your judgment and common sense; if something seems unethical or improper, it probably is.

▪
Discuss the problem with your supervisor. This is the basic guidance for all situations. In many cases, your supervisor will be more knowledgeable about the question, and will appreciate being brought into the decision-making process. Remember that it is your supervisor's responsibility to help solve problems.

▪
You may report ethical violations in confidence and without fear of retaliation. If your situation requires that your identity be kept secret, your anonymity will be protected. The Company does not permit retaliation of any kind against Covered Persons for good faith reports of ethical violations.

▪	Always ask first, act later: If you are unsure of what to do in any situation, seek guidance before you act.