Form 10KSB/A
period 2004-12-31
POSITRON CORP
filed 2005-04-19
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Yes ___ X _____       No ___________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for fiscal year ended December 31, 2004: $2,780,000

Aggregate market value of common stock held by non-affiliates as of February 28, 2005: $5,318,580.

As of February 28, 2005, there were 53,185,803 shares of the Registrant's Common Stock, $.01 par value outstanding.

Documents incorporated by reference: No

Transitional Small Business Disclosure Format (check one) Yes__ No_X_

INTRODUCTORY NOTE

This purpose of this amendment is to file certain exhibits to the Form 10-KSB for the fiscal year ended December 31, 2004 filed March 31, 2005 that inadvertently were not included with the original filing.

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

4.14	Form of Stock Purchase Agreement executed in connection with July 1999 Private Placement (incorporated by reference to Exhibit 5.1 to the Company's Report on 8-K dated August 18, 1999.)
4.15	Form of common stock Purchase Warrant in connection with July 1999 Private Placement (incorporated by reference to Exhibit 5.2 to the Company's Report on 8-K dated August 18, 1999.)
4.16	Statement of Designation Establishing Series C Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Report on 8-K dated May 21, 2004)

4.17	Statement of Designation Establishing Series D Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Report on 8-K dated May 21, 2004)
4.18*	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005
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

10.70	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on 8-K dated July 12, 2001).
10.71	Employment Agreement dated as of January 17, 2001 by and between Positron Corporation and Wayne E. Webster.
10.72	Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.73	Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.74	Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation.
10.75	Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on 8-K dated May 21, 2004)
10.76	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated by reference to Exhibit 10.2 to the Company's Report on 8-K dated May 21, 2004)
10.77	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Report on 8-K dated May 21, 2004)
10.78
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated by reference to Exhibit 10.4 to the Company's Report on 8-K dated May 21, 2004)

10.79	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Report on 8-K dated May 21, 2004)
10.80
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated by reference to Exhibit 10.7 to the Company's Report on 8-K dated May 21, 2004)

10.81	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Report on 8-K dated May 21, 2004)
10.82	Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Report on 8-K dated May 21, 2004)
10.83*	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.84*	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P.
10.85*	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.86*	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Report on Annual Form 10-KSB dated March 30, 2005)
31.1
Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-KSB dated March 30, 2005)

32.1#
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-KSB dated March 30, 2005)

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).
*	Filed herewith
#	Previously furnished

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 15, 2005	By:	/s/ Gary H. Brooks

Gary H. Brooks President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*
Patrick G. Rooney	April 15, 2005
Chairman of the Board

/s/ Gary H. Brooks
Gary H. Brooks	April 15, 2005
CEO & CFO

*
Sachio Okamura	April 15, 2005
Director

Mário Leite Silva
Director

*	April 15, 2005
John E. McConnaughy, Jr.
Director

By: /s/ Gary H. Brooks
Gary H. Brooks, Attorney-in-fact

EXHIBITS

4.18	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005
10.83	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.84	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P.
10.85	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.
10.86	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P.