Form 10QSB
period 2005-03-31
POSITRON CORP
filed 2005-05-16
CIK 844985

FORM 10-QSB	MARCH 31, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Yes	X	No

As of March 31, 2005, there were 53,185,803 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one). Yes         No   X

FORM 10-QSB	MARCH 31, 2005
POSITRON CORPORATION
TABLE OF CONTENTS
Form 10-QSB for the quarter ended March 31, 2005

FORM 10-QSB	MARCH 31, 2005

POSITRON CORPORATION
BALANCE SHEET
March 31, 2005
(In thousands, except share data)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$650
Inventories	874
Prepaid expenses	121
Other current assets	13

Total current assets	1,658

Property and equipment, net	134
Deferred loan costs	95

Total assets	$1,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,447
Customer deposits	24
Unearned revenue	129

Total current liabilities	1,600

Convertible notes payable to affiliated entities, less discount of $1,053	1,855

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 510,219 shares issued and outstanding.	510
Common Stock: $0.01 par value; 100,000,000 shares authorized; 53,245,959 shares issued and 53,185,803 sharesoutstanding.	532
Additional paid-in capital	56,506
Subscription receivable	(30)
Accumulated deficit	(59,071)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(1,568)

Total liabilities and stockholders’ equity	$1,887

See accompanying notes

FORM 10-QSB	MARCH 31, 2005

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
System sales	$--	$--
Service and component	179	243

Total revenues	179	243

Costs of sales and services:
System sales	89	48
Service, warranty and component	51	70

Total costs of sales and services	140	118

Gross profit	39	125

Operating expenses:
Research and development	156	43
Selling and marketing	230	39
General and administrative	316	289
Stock based compensation	(105)	--

Total operating expenses	597	371

Loss from operations	(558)	(246)

Other income (expense):
Interest expense	(80)	--

Total other income (expense)	(80)	--

Net loss	$(638)	$(246)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of basic and diluted common shares outstanding	53,186	53,186

See accompanying notes

FORM 10-QSB	MARCH 31, 2005

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(638)	$(246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation related to repricing of warrants and options	(105)	--
Depreciation	22	22
Amortization of loan costs and debt discount	32	--
Changes in operating assets and liabilities:
Inventory	(38)	(92)
Prepaid expenses	(59)	48
Other current assets	15	(46)
Accounts payable and accrued liabilities	54	(44)
Customer deposits	8	490
Unearned revenue	(24)	(24)

Net cash provided by (used in) operating activities	(733)	108

Cash flows from financing activities:
Proceeds of notes payable to affiliated entities	1,250	--
Repayment of capital lease obligation	--	(2)

Net cash provided by (used in) financing activities	1,250	(2)

Net increase in cash and cash equivalents	517	106

Cash and cash equivalents, beginning of period	133	5

Cash and cash equivalents, end of period	$650	$111

See accompanying notes

FORM 10-QSB	MARCH 31, 2005

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Company”) for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2004, as reported in the Form 10-KSB, have been omitted.

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

3.	Inventories

Inventories at March 31, 2005 consisted of the following (in thousands):

Raw materials	$727
Work in progress	347
Subtotal	1,074
Less reserve for obsolescence	(200)
Total	$874

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2005 consisted of the following (in thousands):

Accrued royalties	$316
Trade accounts payable	278
Sales taxes payable	236
Accrued property taxes	172
Accrued compensation	123
Accrued interest	113
Accrued professional fees	80
Insurance premiums payable	79
Accrued warranty costs	50
Total	$1,447

FORM 10-QSB	MARCH 31, 2005

5.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at March 31, 2005 consisted to the following (in thousands):

IMAGIN Diagnostic Centres, Inc., less discount of $53	$1,855
Solaris Opportunity Fund, L.P., less discount of $1,000	-

Total	$1,855

IMAGIN Diagnostic Centres, Inc.

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shars of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of March 31, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

In a second stage of the financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of March 31, 2005, principal of $1,208,500 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IMAGIN at March 31, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IMAGIN contain an unamortized discount balance of approximately $53,000 at March 31, 2005. The discount of the debt is to be amortized over the term of the notes payable.

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney and John E. McConnaughy, Jr. were appointed to the Board of Directors of the Company in connection with the financing with IMAGIN.

Solaris Opportunity Fund, L.P.

On February 28, 2005, the Company entered into a series of agreements with Solaris Opportunity Fund, L.P. (“Solaris”) pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of March 31, 2005, Solaris has purchased $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock.

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company's stock price on the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company has calculated the beneficial conversion feature of these notes payable as $1,000,000.

FORM 10-QSB	MARCH 31, 2005

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest granted in the same collateral to IMAGIN. Full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

Patrick G. Rooney, Chairman of the Board of the Company, is the general partner of Solaris.

6.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2004 and 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2005	March 31, 2004
	(In Thousands)
Numerator
Basic and diluted loss	$(638)	$(246)

Denominator
Basic and diluted earnings per share-weighted average shares	53,186	53,186

Basic and diluted loss per common share	$(0.01)	$(0.00)

7.	Litigation

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

FORM 10-QSB	MARCH 31, 2005

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

8.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock decreased $0.03 from $0.12 at December 31, 2004 to $0.09 at March 31, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by $105,000 in the three months ended March 31, 2005.

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

Comparison of the Results of Operations for the three months ended March 31, 2005 and 2004

We experienced a loss of $638,000 in the three month period ended March 31, 2005 compared to a loss of $246,000 for the same period in 2004. The larger loss in the first quarter of 2005 resulted primarily from lower revenues and higher operating expenses.

FORM 10-QSB	MARCH 31, 2005

We generated no revenues from sales of systems in the three months ended March 31, 2005 and 2004. Our service revenues decreased $64,000 to $179,000 in the quarter ended March 31, 2005 from $243,000 in the same period in 2004. Service revenues in the three months ended March 31, 2004 included the recognition of $50,000 in fees relating to support provided to GE Medical Systems in conjunction with the purchase of our Cardiac PET Software.

We generated gross profits of $39,000 during the three months ended March 31, 2005 compared to $125,000 for the same period in 2004. Revenues of $50,000 relating to services provided to GE Medical Systems were included in gross profits in the quarter ended March 31, 2004.

Our operating expenses increased $226,000 to $597,000 in the three month period ended March 31, 2005 from $371,000 for the same period in 2004. Research and development expenses increased $113,000 to $156,000 in the first quarter of 2005 from $43,000 in the same period in 2004, primarily due to higher personnel costs and consulting fees. Sales and marketing expenses increased $191,000 to $230,000 in the three months ended March 31, 2005 from $39,000 in the same quarter in 2004, primarily as a result of higher personnel, travel and advertising costs. General and administrative expenses increased $27,000 to $316,000 in the first quarter of 2005 from $289,000 in the same period in 2004. We reversed stock based compensation by $105,000 in the quarter ended March 31, 2005 relating to application of the variable accounting rules to the 2004 re-pricing of warrants and options.

We recognized interest expense of $80,000 in the three months ended March 31, 2005 compared to no interest expense in the first quarter of 2004. Interest expense in the first quarter of 2005 relates to the notes payable to IMAGIN Diagnostic Centres, Inc. and Solaris Opportunity Fund, L.P. and includes $32,000 in amortization of loan costs and debt discount.

Financial Condition

We had cash and cash equivalents of $650,000 on March 31, 2005. On the same date, we had accounts payable and accrued liabilities outstanding of $1,447,000. We did not sell any imaging systems in the three-month period ended March 31, 2005. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $59,071,000 at March 31, 2005. The Company will need to increase system sales to achieve profitability in the future.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2004, was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

New Accounting Pronouncements

Please refer to the Annual Report Form 10-KSB for the year ended December 31, 2004 for disclosures regarding the Company’s treatment of new accounting pronouncements.

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

FORM 10-QSB	MARCH 31, 2005

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Financial Officer, do not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The information regarding legal proceedings set forth above under Part I - Financial Information, Note 7 to the Condensed Financial Statements, is hereby incorporated by reference into Part II, Item 1 - Legal Proceedings.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series E Preferred Stock

The Board of Directors created, out of the 10,000,000 shares of preferred stock authorized in Article Four of the Articles of Incorporation, a series of 1,200,000 shares of preferred stock, par value $1.00 per share, designated as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of common stock.

Recent Sales of Unregistered Securities

On March 4, 2005 and March 17, 2005, the Company sold to Solaris Opportunity Fund, L.P. two separate secured convertible promissory notes under a Note Purchase Agreement dated February 28, 2005, in the principal amounts of $200,000 and $800,000, respectively. These notes are convertible into shares of Series E Preferred Stock that, in turn, are convertible at the option of the holder into an aggregate 22,000,000 shares of the Company’s common stock.

The sales of securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933.

FORM 10-QSB	MARCH 31, 2005

These notes and the underlying securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

4.1
Statement of Designation Establishing Series E Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.18 to the Company’s Amendment to Annual Report on Form 10KSB/A (File No. 000-24092)).

10.1
Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to exhibit 10.83 to the Company’s Amendment to Annual Report on Form 10-KSB/A (File No. 000-24092)).

10.2	Form Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 10.84 to the company’s Amendment to Annual Report on Form 10-KSB/A (File No. 000-24092)).

10.3
Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.85 to the Company’s Amendment to Annual Report on Form 10-KSB/A (File No. 000-24092)).

10.4
Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.86 to the Company’s Amendment to Annual Report on Form 10-KSB/A (File No. 000-24092)).

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

FORM 10-QSB	MARCH 31, 2005

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date: May 13, 2005	/s/ Gary H. Brooks
Gary H. Brooks
CEO & CFO

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*Filed herewith

# Furnished herewith