Form 10QSB
period 2005-06-30
POSITRON CORP
filed 2005-08-15
CIK 844985

FORM 10-QSB	JUNE 30, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

As of June 30, 2005, there were 76,325,046 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

FORM 10-QSB	JUNE 30, 2005

POSITRON CORPORATION

Form 10-QSB for the quarter ended June 30, 2005

FORM 10-QSB	JUNE 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POSITRON CORPORATION

BALANCE SHEET
June 30, 2005
(In thousands, except share data)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$368
Inventories	684
Prepaid expenses	76
Other current assets	10

Total current assets	1,138

Property and equipment, net	126
Other assets	270
Total assets	$1,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,476
Customer deposits	17
Unearned revenue	142
Convertible notes payable to affiliated entity, less discount of $29	1,304

Total current liabilities	2,939

Convertible notes payable to affiliated entity, less discount of $1,254	146

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464
Common Stock: $0.01 par value; 100,000,000 shares authorized; 76,385,202 shares issued and 76,325,046 shares outstanding	764
Additional paid-in capital	57,285
Subscription receivable	(30)
Accumulated deficit	(60,019)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(1,551)

Total liabilities and stockholders’ equity	$1,534

See accompanying notes

FORM 10-QSB	JUNE 30, 2005

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
System sales	$--	$--	$--	$--
Upgrades	34	--	34	--
Service and component	171	236	350	479

Total revenues	205	236	384	479

Costs of revenues:
System sales	87	38	176	86
Upgrades	8	--	8	--
Service, warranty and component	75	79	126	149

Total costs of revenues	170	117	310	235

Gross profit	35	119	74	244

Operating expenses:
Research and development	104	58	260	101
Selling and marketing	213	46	443	85
General and administrative	392	286	708	575
Stock based compensation	3	350	(102)	350

Total operating expenses	712	740	1,309	1,111

Loss from operations	(677)	(621)	(1,235)	(867)

Other income (expense)
Interest Income	1	--	1	--
Interest expense	(273)	(22)	(353)	(22)

Total other income (expense)	(272)	(22)	(352)	(22)

Net loss	$(949)	$(643)	$(1,587)	$(889)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	53,303	53,186	53,286	53,186

See accompanying notes

FORM 10-QSB	JUNE 30, 2005

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(1,587)	$(889)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	42	60
Amortization of loan costs, debt discount and beneficial conversion features	233	--
Compensation related to re-pricing of warrants	(102)	350
Changes in operating assets and liabilities:
Accounts receivable	--	3
Inventory	(63)	(630)
Prepaid expenses	(14)	96
Other current assets	18	1
Field service parts and supplies	(3)	3
Accounts payable and accrued liabilities	83	(92)
Customer deposits	1	563
Unearned revenue	(11)	(27)

Net cash used in operating activities	(1,403)	(562)

Cash flows from investing activities:
Capital expenditures	(12)	--

Net cash used in investing activities	(12)	--

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	1,650	700
Deferred loan costs	--	(100)
Repayment of capital lease obligation	--	(9)

Net cash provided by financing activities	1,650	591

Net increase in cash and cash equivalents	235	29

Cash and cash equivalents, beginning of period	133	5

Cash and cash equivalents, end of period	$368	$34

See accompanying notes

FORM 10-QSB	JUNE 30, 2005

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the presentation for the current year. Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

3.	Inventories

Inventories at June 30, 2005 consisted of the following (in thousands):

Raw materials	$717
Work in progress	17
Subtotal	734
Less reserve for obsolescence	(50)
Total	$684

4.	Other Assets

Other assets at June 30, 2005 consisted of the following (in thousands):

Field service parts and supplies	$218
Deferred loan costs	52
Total	$270

5.	Accounts Payable and Accrued Liabilities

FORM 10-QSB	JUNE 30, 2005

Accounts payable and accrued liabilities at June 30, 2005 consisted of the following (in thousands):

Trade accounts payable	$343
Accrued royalties	318
Sales taxes payable	236
Accrued interest	185
Accrued compensation	118
Accrued property taxes	116
Accrued professional fees	80
Insurance premiums payable	40
Accrued warranty costs	40
Total	$1,476

6.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at June 30, 2005 consisted to the following (in thousands):

IMAGIN Diagnostic Centres, Inc., less discount of $29	$1,304
Solaris Opportunity Fund, L.P., less discount of $1,254	146

Total	$1,450

IMAGIN Diagnostic Centres, Inc.

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of June 30, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

In a second stage of the financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of June 30, 2005, principal of $1,208,500 has been advanced related to these notes. On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IMAGIN at June 30, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IMAGIN contain an unamortized discount balance of approximately $29,000 at June 30, 2005. The discount of the debt is to be amortized over the term of the notes payable.

FORM 10-QSB	JUNE 30, 2005

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney and John E. McConnaughy, Jr. were appointed to the Board of Directors of the Company in connection with the financing with IMAGIN.

Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris Opportunity Fund, L.P. (“Solaris”) pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of June 30, 2005, Solaris has purchased $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. As of June 30, 2005, full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. On February 28, 2005, enough common shares were available to facilitate the conversion of substantially all of the debt into common stock. The fair value of the related Series E Preferred Stock at the commitment date of $2,200,000 less the $1,000,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $1,000,000 proceeds of the debt.

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN.

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of June 30, 2005, Solaris has purchased $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. As of June 30, 2005, full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders. The Company has agreed to seek such approval.

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. On June 27, 2005, enough common shares were available to facilitate the conversion of all of the debt into common stock. The fair value of the related Series F Preferred Stock at the commitment date of $1,600,000 less the $400,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $400,000 proceeds of the debt.

FORM 10-QSB	JUNE 30, 2005

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

Patrick G. Rooney, Chairman of the Board of the Company, is the general partner of Solaris.

7.	Stockholders’ Equity

Stockholders converted 45,900 shares of Series A Preferred Stock into 199,243 shares of common stock in the six month period ended June 30, 2005.

8.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2004 and 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(949)		$(643)	$(1,587)	$(889)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	53,303		53,186	53,286	53,186

Basic and diluted loss per common share	$(0.02)	$	(0.01)	$(0.03)	$(0.02)

9.	Litigation

Please refer to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005, filed on May 16, 2005, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Quarterly Report.

10.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock decreased $0.03 from $0.12 at December 31, 2004 to $0.09 at June 30, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by $102,000 in the six months ended June 30, 2005.

FORM 10-QSB	JUNE 30, 2005

11.	Subsequent Events

On August 8, 2005, the Company sold to IMAGIN Diagnostic Centres, Inc. 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has agreed to seek such approval.

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

Comparison of the Results of Operations for the Three Months ended June 30, 2005 and 2004

We experienced a loss of $949,000 for the three months ended June 30, 2005 compared to a loss of $643,000 for the same quarter in 2004. The larger loss in 2005 resulted primarily from increases in costs related to personnel and interest, offset by decreases in stock based compensation.

We generated no revenues from sales of systems in the three months ended June 30, 2005 and 2004. We earned revenues of $34,000 from upgrades of systems in the second quarter of 2005 compared to no revenues from system upgrades in the same period in 2004. Our service revenues decreased $65,000 to $171,000 in the three months ended June 30, 2005 from $236,000 in the same period in 2004. Service revenues in the three month period ended June 30, 2004 included the recognition of $50,000 in revenue relating to support provided to GE Medical Systems in conjunction with the sale of our Cardiac PET Software.

We generated gross profits of $35,000 during the three months ended June 30, 2005 compared to profits of $119,000 for the same three months in 2004. Revenues of $50,000 relating to services provided to GE Medical Systems were included in gross profits in the quarter ended June 30, 2004. Expense associated with manufacturing labor and overhead increased $49,000 to $87,000 in the quarter ended June 30, 2005 from $38,000 in the same period in 2004. This $49,000 increase resulted primarily from the capitalization of $61,000 of manufacturing cost into inventory in 2004.

FORM 10-QSB	JUNE 30, 2005

Our operating expenses decreased $28,000 to $712,000 for the three months ended June 30, 2005 from $740,000 for the same period in 2004. Research and development expenses increased $46,000 to $104,000 from $58,000 as a result of increased personnel costs. Sales and marketing expenses also increased $167,000 to $213,000 from $46,000 as a result of increased personnel costs. General and administrative expenses increased $106,000 to $392,000 in the quarter ended June 30, 2005 from $286,000 in the same period in 2004. This increase in general and administrative expenses primarily resulted from increased legal fees expensed in 2005. We recorded stock based compensation of $350,000 in the quarter ended June 30, 2004 relating to the application of the variable accounting rules to the re-pricing of warrants and options.

We recognized interest expense of $273,000 in the second quarter of 2005 compared to $22,000 of interest expense in the same period in 2004. Interest expense in the second quarter of 2005 relates to the notes payable to IMAGIN Diagnostic Centres, Inc. and Solaris Opportunity Fund, L.P. and includes $201,000 in amortization of loan costs, debt discounts and beneficial conversion features.

Comparison of the Results of Operations for the Six Months ended June 30, 2005 and 2004

We experienced a loss of $1,587,000 for the six months ended June 30, 2005 compared to a loss of $889,000 for the same period in 2004. The larger loss in 2005 resulted primarily from increases in costs related to personnel and interest, offset by decreases in stock based compensation.

We generated no revenues from sales of systems in the six months ended June 30, 2005 and 2004. We earned revenues of $34,000 from upgrades of systems in the first six months of 2005 compared to no revenues from system upgrades in the same period in 2004. Our service revenues decreased $129,000 to $350,000 in the six months ended June 30, 2005 from $479,000 in the same period in 2004. Service revenues in the six month period ended June 30, 2004 included the recognition of $100,000 in revenue relating to support provided to GE Medical Systems in conjunction with the sale of our Cardiac PET Software.

We generated gross profits of $74,000 during the six months ended June 30, 2005 compared to $244,000 for the same period in 2004. Revenues of $100,000 relating to services provided to GE Medical Systems were included in gross profits in the six months ended June 30, 2004. Expense associated with manufacturing labor and overhead increased $90,000 to $176,000 in the six month period ended June 30, 2005 from $86,000 in the same period in 2004. This $90,000 increase resulted primarily from the capitalization of $61,000 of manufacturing cost into inventory in 2004.

Our operating expenses increased $198,000 to $1,309,000 for the six months ended June 30, 2005 from $1,111,000 for the same period in 2004. Research and development expenses increased $159,000 to $260,000 from $101,000 as a result of increased personnel costs. Sales and marketing expenses also increased $358,000 to $443,000 from $85,000 as a result of increased personnel costs. General and administrative expenses increased $133,000 to $708,000 in the six month period ended June 30, 2005 from $575,000 in the same period in 2004. This increase in general and administrative expenses primarily resulted from increased legal fees expensed in 2005. We recorded stock based compensation of $350,000 in the six months ended June 30, 2004 relating to the application of the variable accounting rules to the re-pricing of warrants and options. We reversed $102,000 of stock based compensation in the first six months of 2005.

We recognized interest expense of $353,000 in the second first six months of 2005 compared to $22,000 of interest expense in the same period in 2004. Interest expense in the first six months of 2005 relates to the notes payable to IMAGIN Diagnostic Centres, Inc. and Solaris Opportunity Fund, L.P. and includes $233,000 in amortization of loan costs, debt discounts and beneficial conversion features.

Financial Condition

We had cash and cash equivalents of $368,000 on June 30, 2005. On the same date, we had accounts payable and accrued liabilities outstanding of $1,476,000. We did not sell any imaging systems in the six-month period ended June 30, 2005. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $60,019,000 at June 30, 2005. The Company will need to increase system sales to achieve profitability in the future.

FORM 10-QSB	JUNE 30, 2005

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

ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Please refer to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005, filed on May 16, 2005, which discloses claims which have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Quarterly Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series F Preferred Stock

FORM 10-QSB	JUNE 30, 2005

The Board of Directors created, out of the 10,000,000 shares of preferred stock authorized in Article Four of the Articles of Incorporation, a series of 600,000 shares of preferred stock, par value $1.00 per share, designated as Series F Preferred Stock. Each share of Series F Preferred Stock is convertible into shares of common stock.

Recent Sales of Unregistered Securities

On June 27, 2005, the Company sold to Solaris Opportunity Fund, L.P. a 10% secured convertible promissory note under a Note Purchase Agreement dated June 27, 2005, in the principal amount of $400,000. These notes are convertible into shares of Series F Preferred Stock that, in turn, are convertible at the option of the holder into an aggregate 20,000,000 shares of the Company’s common stock.

The sales of securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933, since the issuance constituted a sale not involving a public offering.

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

4.1
Statement of Designation Establishing Series F Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24092)).

10.1
Note Purchase Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24092)).

10.2	Form Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24092)).

10.3
Security Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-24092)).

10.4
Registration Rights Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-24092)).

FORM 10-QSB	JUNE 30, 2005

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date: August 12, 2005	/s/ Gary H. Brooks
Gary H. Brooks
CEO & CFO

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith

# Furnished herewith