Form 10QSB
period 2005-09-30
POSITRON CORP
filed 2005-11-14
CIK 844985

FORM 10-QSB	SEPTEMBER 30, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation
(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

As of September 30, 2005, there were 76,325,046 shares of the Registrant’s Common Stock, $.01 par value outstanding.
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

FORM 10-QSB	SEPTEMBER 30, 2005

POSITRON CORPORATION
TABLE OF CONTENTS
Form 10-QSB for the quarter ended September 30, 2005

FORM 10-QSB	SEPTEMBER 30, 2005

PART 1 -	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

POSITRON CORPORATION

BALANCE SHEET
September 30, 2005
(In thousands, except share data)
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$154
Inventories	715
Prepaid expenses	35
Other current assets	40

Total current assets	944

Property and equipment, net	117
Other assets	253
Total assets	$1,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,599
Customer deposits	15
Unearned revenue	125
Convertible notes payable to affiliated entities, less discount of $21	1,312

Total current liabilities	3,051

Convertible notes payable to affiliated entities, less discount of $1,069	731

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464
Common Stock: $0.01 par value; 100,000,000 shares authorized; 76,385,202 shares issued and 76,325,046 shares outstanding	764
Additional paid-in capital	57,224
Subscription receivable	(30)
Accumulated deficit	(60,875)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ equity (deficit)	(2,468)

Total liabilities and stockholders’ equity (deficit)	$1,314

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2005

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues:
System sales	$--	$1,150	$--	$1,150
Upgrades	3	382	37	382
Service and component	175	226	525	705

Total revenues	178	1,758	562	2,237

Costs of sales and service:
System sales	84	1,032	260	1,118
Upgrades	--	177	8	177
Service, warranty and component	50	99	176	248

Total costs of sales and services	134	1,308	444	1,543

Gross profit	44	450	118	694

Operating expenses:
Research and development	92	141	352	242
Selling and marketing	127	160	570	245
General and administrative	457	290	1,165	865
Stock based compensation	(61)	--	(163)	350

Total operating expenses	615	591	1,924	1,702

Loss from operations	(571)	(141)	(1,806)	(1,008)

Other income (expense)
Interest income	--	--	1	--
Interest expense	(284)	(62)	(637)	(84)

Total other income (expense)	(284)	(62)	(636)	(84)

Net loss	$(855)	$(203)	$($2,442)	$(1,092)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of basic and diluted shares outstanding	76,325	53,186	61,050	53,186

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2005

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004

Cash flows from operating activities:
Net loss	$(2,442)	$(1,092)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	58	65
Amortization of loan costs, debt discount and beneficial conversion	441	55
Compensation related to re-pricing of warrants	(164)	350
Changes in operating assets and liabilities:
Accounts receivable	--	(253)
Inventory	(94)	326
Prepaid expenses	27	144
Other current assets	(12)	(41)
Field service parts and supplies	(1)	13
Accounts payable and accrued liabilities	206	(520)
Customer deposits	(1)	(75)
Unearned revenue	(28)	76

Net cash used in operating activities	(2,010)	(952)

Cash flows from investing activities:
Capital expenditures	(19)	(3)

Net cash used in investing activities	(19)	(3)

Cash flows from financing activities:
Proceeds from notes payable to affiliated entities	2,050	1,250
Deferred loan costs	--	(100)
Repayment of capital lease obligation	--	(9)

Net cash provided by financing activities	2,050	1,141

Net increase in cash and cash equivalents	21	186

Cash and cash equivalents, beginning of period	133	5

Cash and cash equivalents, end of period	$154	$191

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2005

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

3.	Going Concern Consideration

Since its inception, the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At September 30, 2005, the Company had an accumulated deficit of $60,875,000 and a stockholders’ deficit of $2,468,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly from year to year.

The Company utilized proceeds of $2,050,000 from notes payable to affiliated entities to fund its operating activities for the nine month period ended September 30, 2005. As a result, the Company had cash and cash equivalents of $154,000 at September 30, 2005. At the same date, the Company had accounts payable and accrued liabilities of $1,599,000.

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

FORM 10-QSB	SEPTEMBER 30, 2005

4.	Inventories

Inventories at September 30, 2005 consisted of the following (in thousands):

Raw materials	$748
Work in progress	17
Subtotal	765
Less reserve for obsolescence	(50)
Total	$715

5.	Other Assets

Other assets at September 30, 2005 consisted of the following (in thousands):

Field service parts and supplies	$216
Deferred loan costs	37
Total	$253

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2005 consisted of the following (in thousands):

Trade accounts payable	$347
Accrued royalties	320
Accrued interest	262
Sales taxes payable	236
Accrued compensation	204
Accrued property taxes	107
Accrued professional fees	80
Accrued warranty costs	30
Insurance premiums payable	13
Total	$1,599

Accrued compensation includes severance payments payable to the Company's former Chief Executive Officer, Gary H. Brooks. Mr. Brooks resigned effective September 29, 2005. In connection with his resignation, the Company agreed to make severance payments to Mr. Brooks of $18,583.33 per month for a period of six months, and to extend the expiration date of options held by Mr. Brooks through September 30, 2006, and warrants held by Mr. Brooks until the later of (i) October 31, 2007 for 7,000,000 warrants and June 2009 for 500,000 warrants, and (ii) the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares underlying such warrants shall have become effective and shall have remained effective for a period of six months.

7.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at September 30, 2005 consisted to the following (in thousands):

IMAGIN Diagnostic Centres, Inc., less discount of $21	$1,712
Solaris Opportunity Fund, L.P., less discount of $1,069	331
Total	$2,043

FORM 10-QSB	SEPTEMBER 30, 2005

IMAGIN Diagnostic Centres, Inc.

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. As of September 30, 2005, principal of $700,000 has been advanced and remains outstanding related to these notes. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has obtained consent to amend its Articles of Incorporation and is preparing to file the amendment.

In a second stage of the financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004. These notes are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes. On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has obtained consent to amend its Articles of Incorporation and is preparing to file the amendment.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IMAGIN at September 30, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IMAGIN contain an unamortized discount balance of approximately $21,000 at September 30, 2005. The discount of the debt is to be amortized over the term of the notes payable.

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney was appointed to the Board of Directors of the Company in connection with the financing with IMAGIN.

Financing Agreements dated August 8, 2005

On August 8, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of September 30, 2005, IMAGIN has purchased $400,000 of these notes. These notes are due and payable on August 7, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has obtained consent for amending its Articles of Incorporation and is preparing to file the amendment.

FORM 10-QSB	SEPTEMBER 30, 2005

In accordance with generally accepted accounting principals in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. The fair value of the common stock at the commitment date of $1,200,000 less the $400,000 in loan proceeds, results in intrinsic value of $800,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $400,000 proceeds of the debt. Due to the fact that there were not enough common shares available to facilitate the conversion of the debt into common stock on August 8, 2005, no beneficial conversion feature was recorded for this transaction.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris Opportunity Fund, L.P. (“Solaris”).

Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris has purchased $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. As of September 30, 2005, full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders. The Company has obtained consent for amending its Articles of Incorporation and is preparing to file the amendment.

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

We have been advised by Solaris that it has since sold the $1,000,000 principal amount of these notes to IMAGIN.

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris has purchased $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. As of September 30, 2005, full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders. The Company has obtained consent for amending its Articles of Incorporation and is preparing to file the amendment.

FORM 10-QSB	SEPTEMBER 30, 2005

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

Patrick G. Rooney, Chairman of the Board of the Company, is the managing director of the manager of Solaris.

8.	Stockholders’ Equity

Stockholders converted 45,900 shares of Series A Preferred Stock into 199,243 shares of common stock during the nine month period ended September 30, 2005.

9.	Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2004 and 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended			Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004		Sept. 30, 2005	Sept. 30, 2004
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(855)		$(203)	$(2,442)	$(1,092)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	76,325		53,186	61,050	53,186

Basic and diluted loss per common share	$(0.01)	$	(0.00)	$(0.04)	$(0.02)

10.	Litigation

Please refer to our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005, filed on May 16, 2005, which discloses claims that have been filed against the Company. There have been no material developments with respect to these claims since the previously filed Quarterly Report.

FORM 10-QSB	SEPTEMBER 30, 2005

11.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock decreased $0.04 from $0.12 at December 31, 2004 to $0.08 at September 30, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by approximately $163,000 during the nine months ended September 30, 2005.

12	Joint Venture with Neusoft Medical Systems Co., Ltd.

On July 30, 2005, the Company entered into a Joint Venture Contract (the "JV Contract") with Neusoft Medical Systems Co., Ltd. ("Neusoft") to form a jointly-owned company to be organized in the People's Republic of China to develop and manufacture PET and PET/CT systems. Governmental approval of the formation of the joint venture company has been obtained and Neusoft Positron Medical Systems Co., Ltd. (the " JV Company") was organized on September 6, 2005. The JV Company will receive its final authorization upon completion of its capitalization by the parties.

Pursuant to the JV Contract, Neusoft's capital contribution consists of $1,350,000 in cash and it will have a 67.5% interest in the JV Company. The Company's capital contribution consists of the transfer of an undivided interest in its PET technology valued at $400,000 and $250,000 in cash and it will have a 32.5% interest in the JV Company. As of October 31, 2005, substantially all of the technology had been transferred and the Company is in the process of funding its cash contribution. In addition, the Company has agreed to sublicense certain of its cardiac technology in consideration of a $250,000 royalty payment.

13.	Subsequent Events

Amendment of Rights of Series C Preferred Stock

On October 3, 2005, the Company entered into an agreement with IMAGIN, under which the Company agreed to amend the Statement of Designation of Series C Preferred Stock to provide each share of Series C Preferred Stock with 130 votes on all matters submitted to or requiring the vote of its shareholders. In consideration for the amendment of the Statement of Designation of Series C Preferred Stock, IMAGIN agreed to convert outstanding 10% secured convertible notes in the principal amount of $770,000 held by IMAGIN into shares of Series C Preferred Stock.

The Company entered into the agreement with IMAGIN to ensure approval of the amendment and restatement of our Articles of Incorporation which provides for a 100-to-1 reverse stock split and maintenance of the number of authorized shares of common stock at 100,000,000. IMAGIN has agreed to convert its shares of Series C Preferred Stock into 385,000 shares of Common Stock following the reverse split. The Company attempted to receive shareholder approval of the amendment at a shareholders meeting held on August 24, 2005, but was unable to obtain enough votes to approve the proposal because of the large number of shares held by offshore investors and the difficulties encountered in communicating with and obtaining proxies from these investors in a timely and cost effective manner. The Company has no reason to believe that they oppose the proposal.

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company entered into a series of agreements with IMAGIN pursuant to which IMAGIN agreed to purchase from the Company 10% convertible secured notes in the aggregate principal amount of $400,000. In addition, the Board approved the sale of an additional 10% convertible secured note in the principal amount of $25,000 to a private investor on the same terms. As of October 31, 2005, IMAGIN has purchased $200,000 of these notes. These notes are due and payable on October 31, 2008 and are convertible into an aggregate of 21,250,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders. The Company has obtained consent for amending its Articles of Incorporation and is preparing to file the amendment.

FORM 10-QSB	SEPTEMBER 30, 2005

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

Comparison of the Results of Operations for the Three Months ended September 30, 2005 and 2004

We experienced a loss of $855,000 for the three months ended September 30, 2005 compared to a loss of $203,000 for the same quarter in 2004. The larger loss in 2005 resulted from increases in costs related to personnel, legal fees and interest, offset by the reversal of expense related to stock based compensation. The loss in the third quarter of 2004 included profits from the sale of a system and system upgrades.

We generated no revenues from sales of systems in the three months ended September 30, 2005 compared to $1,150,000 on the sale of one system in the third quarter of 2004. We earned revenues of $382,000 from upgrades of systems in the third quarter of 2004. Our service revenues decreased $51,000 to $175,000 in the three months ended September 30, 2005 from $226,000 in the same period in 2004. Service revenues in the three month period ended September 30, 2004 included the recognition of $50,000 in revenue relating to support provided to GE Medical Systems in conjunction with the sale of our Cardiac PET Software.

We generated gross profits of $44,000 during the three months ended September 30, 2005 compared to profits of $450,000 for the same three months in 2004. We earned profits from the sale of a system and system upgrades in the third quarter of 2004. Revenues of $50,000 relating to services provided to GE Medical Systems were also included in gross profits in the quarter ended September 30, 2004.

Our operating expenses increased $24,000 to $615,000 for the three months ended September 30, 2005 from $591,000 for the same period in 2004. Research and development expenses decreased $49,000 to $92,000 from $141,000 as a result of a decrease in the use of consultants. Sales and marketing expenses also decreased $33,000 to $127,000 from $160,000 primarily as a result of decreased personnel costs. General and administrative expenses increased $167,000 to $457,000 in the quarter ended September 30, 2005 from $290,000 in the same period in 2004. This increase in general and administrative expenses primarily resulted from increased legal fees and the recording of an obligation of 111,500 for severance pay in 2005. We reversed expense related to stock based compensation by $61,000 in the quarter ended September 30, 2005 relating to the application of the variable accounting rules to the re-pricing of warrants and options.

We recognized interest expense of $284,000 in the third quarter of 2005 compared to $62,000 of interest expense in the same period in 2004. Interest expense in the third quarter of 2005 relates to the notes payable to IMAGIN Diagnostic Centres, Inc. and Solaris Opportunity Fund, L.P. and includes $207,000 in amortization of loan costs, debt discounts and beneficial conversion features.

FORM 10-QSB	SEPTEMBER 30, 2005

Comparison of the Results of Operations for the Nine Months ended September 30, 2005 and 2004

We experienced a loss of $2,442,000 for the nine months ended September 30, 2005 compared to a loss of $1,092,000 for the same period in 2004. The larger loss in 2005 resulted primarily from increases in costs related to personnel, legal fees and interest, offset by the reversal of expense related to stock based compensation. The loss in 2004 included profits from the sale of a system and system upgrades.

We generated no revenues from sales of systems in the nine months ended September 30, 2005 compared to $1,150,000 on the sale of one system in the same period of the prior year. We earned revenues of $37,000 from upgrades of systems in the first nine months of 2005 compared to $382,000 in revenues from system upgrades in the same period in 2004. Our service revenues decreased $180,000 to $525,000 in the nine months ended September 30, 2005 from $705,000 in the same period in 2004. Service revenues in the nine month period ended September 30, 2004 included the recognition of $150,000 in revenue relating to support provided to GE Medical Systems in conjunction with the sale of our Cardiac PET Software.

We generated gross profits of $118,000 during the nine months ended September 30, 2005 compared to $694,000 for the same period in 2004. We earned profits from the sale of a system and system upgrades in 2004. Revenues of $150,000 relating to services provided to GE Medical Systems were also included in gross profits in the nine months ended September 30, 2004.

Our operating expenses increased $222,000 to $1,924,000 for the nine months ended September 30, 2005 from $1,702,000 for the same period in 2004. Research and development expenses increased $110,000 to $352,000 from $242,000 as a result of increased personnel costs. Sales and marketing expenses also increased $325,000 to $570,000 from $245,000 primarily as a result of increased personnel costs. General and administrative expenses increased $300,000 to $1,165,000 in the nine month period ended September 30, 2005 from $865,000 in the same period in 2004. This increase in general and administrative expenses primarily resulted from increased legal fees and the recording of an obligation of $111,500 for severance pay in 2005. We reversed expense related to stock based compensation by $163,000 in the nine months ended September 30, 2005 related to the application of the variable accounting rules to the re-pricing of warrants and options. We recorded expense of $350,000 related to stock based compensation in the first nine months of 2004.

We recognized interest expense of $637,000 in the first nine months of 2005 compared to $84,000 of interest expense in the same period in 2004. Interest expense in the first nine months of 2005 relates to the notes payable to IMAGIN Diagnostic Centres, Inc. and Solaris Opportunity Fund, L.P. and includes $440,000 in amortization of loan costs, debt discounts and beneficial conversion features.

Financial Condition

We had cash and cash equivalents of $154,000 on September 30, 2005. On the same date, we had accounts payable and accrued liabilities outstanding of $1,599,000. We did not sell any imaging systems in the nine-month period ended September 30, 2005. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $60,875,000 at September 30, 2005. The Company will need to increase system sales to achieve profitability in the future.

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

FORM 10-QSB	SEPTEMBER 30, 2005

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

ITEM 3 -  CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board concluded that the Company’s disclosure controls and procedures are effective at a reasonable level. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chairman of the Board, do not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

Recent Sales of Unregistered Securities

On August 8, 2005, the Company sold to IMAGIN Diagnostic Centres, Inc. a 10% secured convertible promissory notes under a Note Purchase Agreement dated August 8, 2005, in the aggregate principal amount of $400,000. These notes are convertible at the option of the holder into an aggregate 20,000,000 shares of the Company’s common stock.

FORM 10-QSB	SEPTEMBER 30, 2005

The sales of securities described above were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933, since the issuance constituted a sale not involving a public offering.

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Registrant's Annual Meeting of Stockholders held on August 24, 2005 (which was adjourned several times) the following proposals were adopted by the margins indicated:

	Number of Shares
	For	Withheld
1. To elect a five directors to hold office until the Annual Meeting of Shareholders to be held in 2006 or until their respective successors have been elected or appointed
Gary H. Brooks (1)	27,959,696	203,517
Sachio Okamura	50,991,050	172,163
Patrick G. Rooney	50,934,696	228,517
John E. McConnaughy (2)	50,936,050	227,163
Dr. Anthony C. Nicholls	50,941,050	222,163

(1) Resigned on September 29, 2005.
(2) Resigned on October 3, 2005.

	For	Against	Abstain	Not Voted
2. To approve a proposed amendment and restatement of the Company's Articles of Incorporation to effect a 100 to 1 reverse stock split and to maintain the number of shares of Common Stock authorized at 100,000,000.	28,294,571	1,264,864	18,500	21,585,278
3. To ratify the appointment of Ham, Langston & Brezina, L.L.P. as the Company's independent auditors for the fiscal year ended December 31, 2005.	50,804,673	207,727	21,000	--

After several adjournments of the Annual Meeting, the Company was unable to obtain enough votes to approve the proposal related to amendment of the Company's Articles of Incorporation because of the large number of shares held by offshore investors and the difficulties encountered in communicating with and obtaining proxies from these investors in a timely and cost effective manner. As a result, subsequent to final adjournment of the meeting, the Company obtained the written consent of sufficient shares to approve the proposal and is in the process of its implementation. A description of the proposal and the consent is contained in the Definitive Information Statement filed with the Commission on October 24, 2005.

ITEM 5 -	OTHER INFORMATION

On October 27, 2005, J. David Wilson was appointed as the Company's new Chief Executive Officer and Corey N. Conn as the Company's new Chief Financial Officer and Executive Vice President of Operations. Griffith L. Miller remains the Company's President.

FORM 10-QSB	SEPTEMBER 30, 2005

ITEM 6 -	EXHIBITS

Exhibit	Description of the Exhibit

10.1	Joint Venture Contract dated July 30, 2005 between Positron Corporation and Neusoft Medical Systems Co., Ltd.

10.2	Technologies Contribution Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd.

10.3	Software Sub-License Agreement dated September 6, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd.

10.4	Trademark License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd.

10.5	Corporate Name License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd.

10.6
Note Purchase Agreement dated August 8, 2005 between Positron Corporation and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005 (File No. 000-24092)).

10.7	Form Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2005 (File No. 000-24092)).

10.8
Registration Rights Agreement dated August 8, 2005 between Positron Corporation and IMAGIN Diagnostic Centres, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2005 (File No. 000-24092)).

10.9
Agreement between Gary H. Brooks and Positron Corporation dated September 29, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 000-24092)).

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
* Filed herewith

# Furnished herewith

FORM 10-QSB	SEPTEMBER 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date:	November 14, 2005	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

EXHIBIT INDEX

Exhibit	Description of the Exhibit
31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith
# Furnished herewith