Form 10KSB
period 2005-12-31
POSITRON CORP
filed 2006-04-05
CIK 844985

FY 2005	POSITRON CORPORATION	FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commissions file number: 0-24092

Positron Corporation
A Texas Corporation
1304 Langham Creek Drive, Suite 300, Houston, Texas 77084
(281) 492-7100

IRS Employer Identification Number: 76-0083622

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer's revenues for fiscal year ended December 31, 2005: $762,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of March 22, 2006: $8,476,007.

As of March 22, 2006, there were 78,275,046 shares of the Registrant's common stock, $.01 par value outstanding.

Documents incorporated by reference: Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference hereof.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No   ☒

FY 2005	POSITRON CORPORATION	FORM 10-KSB

PART I

Item 1. Description of Business
General

Positron Corporation (the “Company”) was incorporated in the State of Texas on December 20, 1983, and commenced commercial operations in 1986. The Company designs, manufactures, markets and services advanced medical imaging devices utilizing positron emission tomography ("PET”) technology under the trade-name POSICAM™ systems. POSICAM(TM) systems incorporate patented and proprietary software and technology for the diagnosis and treatment of patients in the areas of cardiology, oncology and neurology. Positron Corporation offers unique combination of low cost technology and disease specific software solutions differentiating themselves from all other medical device manufacturers. Unlike other currently available imaging technologies, PET technology permits the measurement of the biological processes of organs and tissues as well as producing anatomical and structural images. POSICAM™ systems, which incorporate patented and proprietary technology, enable physicians to diagnose and treat patients in the areas of cardiology, neurology and oncology. The Food and Drug Administration (“FDA”) approved the initial POSICAM™ system for marketing in 1985, and as of December 31, 2005, the Company has sold twenty eight (28) POSICAM™ systems, of which eleven (11) are in leading medical facilities in the United States and six (6) are installed in international medical institutions. The Company has reacquired one system, which is being held in inventory for resale. The Company presently markets its POSICAM™ systems at list prices of up to $1.7 million depending upon the configuration and equipment options of the particular system.

The following table provides summary information regarding the Company’s installed base of POSICAM™ systems, which were operational as of December 31, 2005:

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

The Company typically provides a one-year warranty to purchasers of POSICAM™ systems. However, in the past, the Company offered multi-year warranties to facilitate sales of its systems. Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls. The Company offers to provide service to all of its POSICAM™ systems, however at year end 2005, the company had eight (8) service contracts in force and one (1) system under manufacturers warranty. The Company intends to negotiate the extension of all of the service contracts expiring in 2006; however, there can be no assurance that such extensions will be obtained.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

The Company’s service goal is to maintain maximum system uptime. Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success. Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM™ systems during 2005 and 2004.

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

Medicare/Medicaid reimbursement. Prior to March 1995, Medicare and Medicaid did not provide reimbursement for PET imaging. Decisions as to such policies for major new medical procedures are typically made by the Center for Medicare and Medicaid Services (“CMS”) formerly the U.S. Health Care Financing Administration, based in part on recommendations made to it by the Office of Health Technology Assessment (“OHTA”). Historically, OHTA has not completed an evaluation of a procedure unless all of the devices and/or drugs used in the procedure have received approval or clearance for marketing by the FDA. Decisions as to the extent of Medicaid coverage for particular technologies are made separately by the various state Medicaid programs, but such programs tend to follow Medicare national coverage policies. In 1999, CMS approved reimbursement on a trial basis for limited cardiac, oncological, and neurological diagnostic procedures. In December 2000, CMS expanded its coverage in cardiology, oncology and neurology for centers utilizing true PET scanners. In July 2001, CMS further expended its coverage of these procedures and virtually eliminated reimbursement for SPECT imagers performing PET scans. This helped to strengthen the market for “true” PET scanners. In 2001, CMS also implemented its procedures to differentiate hospital based outpatient services from free-standing outpatient services. Under this new program, hospital based PET centers are to be paid less for providing PET services than free-standing centers. This program was to be finalized in 2002. Through 2004, CMS has continued to approve additional procedures for reimbursement. Effective January 30, 2005, CMS announced PET coverage for cervical cancer. Although expanding, Medicare and Medicaid reimbursement for PET imaging continues to be restrictive. The Company believes that restrictive reimbursement policies have had a very significant adverse affect on widespread use of PET imaging and have, therefore, adversely affected the Company’s business, financial condition, results of operations and cash flows.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Manufacturing

The Company has formed a Joint Venture with Neusoft Medical Systems Co., Ltd.

The Company recently entered into a joint venture with a Chinese company for the production of its PET scanners. On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"). Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the "JV Company"), to engage in the manufacturing of PET and CT/PET medical imaging equipment. The JV Company received its business license and was organized in September 2005.

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology. The purpose and scope of the JV Company's business is to research, develop and manufacture Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT), and to otherwise provide relevant technical consultation and services.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license. Positron has moved available to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system. The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Sales of Neusoft Positron Medical Systems Co., Ltd. Products

The joint venture will sell products manufactured by the JV Company to both joint venture parties for further resale in the marketplace. After the ramp-up period of the JV Company, each party has rights to and risk obligations for its capacity of products required from the JV Company. The parties intend that the manufacturing capacity of the JV Company will be shared on an equivalent basis to each party's contribution to the registered capital of the JV Company, as measured by the manufacturing work and resources needed by the JV Company for the resulting products.

Under its Joint Venture Contract with Neusoft, the Company has the exclusive right to sell PET system products developed by the JV Company in Canada, the U.S. and Mexico under its registered trademarks, and PET/CT products developed by the JV Company in Canada and under the trademark of "Neusoft Positron." The Company and Neusoft have equal rights to sell PET/CT products developed by the JV Company in the U.S. and Mexico under the trademark of "Neusoft Positron." Neusoft has the exclusive right to sell products developed by the JV Company in China under its registered trademarks. Each of Neusoft and the Company has the right to sell products developed by the JV Company in the countries and regions worldwide with the exception of China, Canada, the U.S. and Mexico where select exclusive rights apply.

While the parties believe that the joint venture will meet their objectives, there can be no assurance that the joint venture will meet such objectives, including the development, production and timely delivery of PET and PET/CT systems.

The Company believes that although manufacturing and select research and development has been outsourced, if necessary, it has the ability to assemble its POSICAM™ scanners in its facility located in Houston, Texas. Scanners are generally produced by assembling parts furnished to the Company by outside suppliers. The Company believes that it can assemble and test a typical POSICAM™ system in two to three months.

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

 Research and Development

The Company’s POSICAM™ systems are based upon proprietary technology initially developed at the University of Texas Health Science Center (“UTHSC”) in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (“Clayton Foundation”), a Houston-based, non-profit organization. Since that time, the Company has funded further product development and commercialization of the system. These research and development activities are costly and critical to the Company’s ability to develop and maintain improved systems. The Company’s research and development expenses were approximately $446,000 and $401,000 for the years 2005 and 2004, respectively. The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $352,000 were included in liabilities at December 31, 2005.

The Company has several historic domestic and international patents pertaining to positron emission tomography technology and currently maintains two active U.S. patents relating to the unique construction and arrangement of the photo detector module array used in its devices. The older of these two patents was issued in March of 1988 and will expire in June of 2006. The second patent was issued in May 1993 and expires in December of 2011.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Backlog

As of December 31, 2005, the Company had no outstanding orders for mPower™ systems.

Product Liability and Insurance

Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. The Company has not experienced any product liability claims to date. The Company maintains comprehensive liability insurance coverage for its products and premises exposures with an A++ industry leading insurance carrier.

Employees

As of December 31, 2005, the Company employed ten (10) full-time employees and three (3) consultants: four (4) in engineering, one (1) in customer support, four (4) in manufacturing, four (4) in the executive and administration department. None of the Company’s employees are represented by a union.

Risks Associated with Business Activities

History of Losses. To date the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2005, the Company had a net loss of approximately $3,806,000, compared to a net loss of $1,658,000 during 2004. At December 31, 2005, the Company had an accumulated deficit of approximately $62,239,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the sizable sales price of each POSICAM™ system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company’s independent auditors for the year ended December 31, 2005 expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

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

Working Capital The Company had cash and cash equivalents of $209,000 at December 31, 2005. The Company received an additional $2,375,000 and $1,550,000 in loan proceeds from affiliated entities in 2005 and 2004, respectively. In spite of the loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Trading of the Company’s common stock is currently conducted on the NASD’s OTC Bulletin Board. Trading in the common stock is covered by rules promulgated under the Exchange Act for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from these rules if the market price is at least $5.00 per share. As of December 30, 2005, the closing price of the Company’s common stock was $0.09. In addition, the SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The Company’s common stock is currently subject to such penny stock rules. The regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. As a penny stock, the market liquidity for the Company’s common stock is severely affected due to the limitations placed on broker/dealers that sell the common stock in the public market.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Government Regulation.  Various aspects of testing, remanufacturing, labeling, selling, distributing and promoting our systems and the radiopharmaceuticals used with them are subject to regulation on the federal level by the FDA and in Texas by the Texas Department of Health and other similar state agencies.  In addition, sales of medical devices outside the United States may be subject to foreign regulatory requirements that vary widely from country to country.  The FDA regulates medical devices based on their device classification.  Positron’s device is listed as a Class II medical device, the safety and effectiveness for which are regulated by the use of special controls such as published performance standards.  To date, the FDA has not published performance standards for PET systems.  If the FDA does publish performance standards for PET systems, there can be no assurance that the standards will not have a potentially adverse effect on our product, including substantial delays in manufacturing or disrupting the Company’s marketing activities.  Other FDA controls, reporting requirements and regulations also apply to manufacturers of medical devices, including:  reporting of adverse events and injuries, and the mandatory compliance with the Quality System Regulations commonly known as Good Manufacturing Practices.

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

After being issued an FDA warning letter in April 2004, the Company was able to quickly respond and correct observations noted. Therefore, in June of 2005, the FDA removed the restrictions placed upon the Company by the April 2004 Warning Letter as a result of the corrections and improvements in the March 2005 inspection.  The Company has satisfied the compliance requirements set forth by the FDA.

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes.  Positron submitted a new application to the Texas Department of Health for a Radioactive Material License on July 10, 2000 and was granted a Radioactive Material License with an expiration date of July 31, 2007.  During a July 2005 Radiation audit, the company was noted for minor violations, which were addressed and corrected.  At this time the company is in full compliance with Texas Radiation Codes, however, there is no assurance that violations may not occur in the future which could have a material adverse effect on the Company’s operations.  In addition, Texas state law requires a safety evaluation of devices that contain radioactive materials.  The Company submitted an application for such an evaluation to the Texas Department of Health, Bureau of Radiation Control.  As a result, Positron’s medical diagnostic scanner has been placed on the Registry of Radioactive Sealed Sources and Devices as of September 20, 2001.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Product Liability and Insurance. The use of the Company’s products entails risks of product liability. There can be no assurance that product liability claims will not be successfully asserted against the Company. The Company maintains liability insurance coverage in the amount of $1 million per occurrence and an annual aggregate maximum of $1 million. However, there can be no assurance that the Company will be able to maintain such insurance in the future or, if maintained, that such insurance will be sufficient in amount to cover any successful product liability claims. Any uninsured liability could have a material adverse effect on the Company.

No Dividends. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Significant Transactions.

Transactions with IMAGIN Diagnostic Centres, Inc.

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest accrued on the outstanding principal at the rate of ten percent (10%) per annum and was payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest was due on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes were initially convertible into new shares of Series C Preferred Stock that, in turn was convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes were collateralized by all of the assets of the Company. On October 21, 2005, $770,000 in principal and accrued and unpaid interest was converted into 770,000 shares of Series C Preferred Stock. These shares of Series C Preferred Stock were subsequently assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

In a second stage of the May 2004 financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004 and are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes. On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. The remaining $633,500 of principal convertible notes plus notes for $63,350 in accrued interest was assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of January 2006, IMAGIN has purchased $400,000 of these notes. These notes are due and payable on October 31, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

Joint Venture dated December 28, 2005

On December 28, 2005, the Company entered into a Memorandum of Understanding with IMAGIN and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN. The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV. Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively. The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock. In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company. In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

The joint venture will be formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry. Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Dr. Weinberg's participation is directly attributable to the efforts of J. David Wilson, who at the time of the joint venture and capital commitment between QMT and the Company, was CEO of the Company and Quantum Molecular Pharmaceutical, which is a majority owner of Quantum Molecular Technologies.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

There can be no assurance that the joint venture will meet the parties objectives. The issuance of shares of preferred stock and any common stock to IMAGIN and QMP will involve substantial dilution to the Company's current shareholders.

Transactions with Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

Item 2. Description of Property

The Company is headquartered in Houston, Texas, where it currently leases a 7,963 square foot facility. That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. This facility lease has continued on a month-to-month basis since March 31, 2004 at the $4,671 monthly rental rate. The Company anticipates that the facility will be sufficient for its 2006 operating activities.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2005.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2005 and 2004, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$0.16	$0.06	$0.07	$0.03
Second Quarter	$0.09	$0.05	$0.13	$0.02
Third Quarter	$0.09	$0.04	$0.17	$0.05
Fourth Quarter	$0.09	$0.05	$0.14	$0.09

There were approximately 260 shareholders of record of common stock as of March 22, 2006, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Series A, C, D, E and F Preferred Stock Statements of Designation prohibit the Company from paying any common stock dividends until all required dividends have been paid on the Series A and any outstanding Series C, D, E, and F Preferred Stock. As of December 31, 2005 and 2004, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total $448,000 and $399,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock. Dividends accumulate on the 770,000 shares of outstanding Series C Preferred Stock at a rate of 6% per annum and are payable on May 21st of each year. As of December 31, 2005, stated dividends that are undeclared and unpaid on the Series C Preferred Stock totaled $46,000. The Company anticipates that such dividends, when and if declared, will be paid in shares of common stock.

The Company’s equity plan information required by this item is incorporated by reference from the information under the heading “Equity Compensation Plan Information” in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2006.

Item 6.
Management’s Discussion and Analysis or Plan of Operation

General

The Company was incorporated in December 1983 and commenced commercial operations in 1986. Since that time, the Company has generated revenues primarily from the sale and service contract revenues derived from the Company’s POSICAM™ system, 11 of which are currently in operation in certain medical facilities in the United States and 6 are operating in international medical institutions. The Company has never been able to sell its POSICAM™ systems in sufficient quantities to achieve operating profitability.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Transactions with IMAGIN Diagnostic Centres, Inc.

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest accrued on the outstanding principal at the rate of ten percent (10%) per annum and was payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest was due on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes were initially convertible into new shares of Series C Preferred Stock that, in turn was convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes were collateralized by all of the assets of the Company. On October 21, 2005, $770,000 in principal and accrued and unpaid interest was converted into 770,000 shares of Series C Preferred Stock. These shares of Series C Preferred Stock were subsequently assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

In a second stage of the May 2004 financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004 and are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes. On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. The remaining $633,500 of principal convertible notes plus notes for $63,350 in accrued interest was assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of January 2006, IMAGIN has purchased $400,000 of these notes. These notes are due and payable on October 31, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

Joint Venture dated December 28, 2005

On December 28, 2005, the Company entered into a Memorandum of Understanding with IMAGIN and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN. The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV. Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively. The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock. In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company. In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

The joint venture will be formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry. Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Dr. Weinberg's participation is directly attributable to the efforts of J. David Wilson, who at the time of the joint venture and capital commitment between QMT and the Company, was CEO of the Company and Quantum Molecular Pharmaceutical, which is a majority owner of Quantum Molecular Technologies.

There can be no assurance that the joint venture will meet the parties objectives. The issuance of shares of preferred stock and any common stock to IMAGIN and QMP will involve substantial dilution to the Company's current shareholders.

Transactions with Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN. We have been advised by Solaris that it has since sold the $1,000,000 principal amount of these notes to IMAGIN.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

Results of Operations

The operations of the Company for the year ended December 31, 2005 resulted in a loss of $3,806,000 compared to a loss of $1,658,000 in 2004.

Revenues. The Company generated no revenues from sales of systems in 2005 compared to revenues of $1,150,000 on the sale of one system in the prior year. We earned revenues of $37,000 from upgrades of systems in 2005 compared to $691,000 in revenues from system upgrades in 2004. Our service revenues decreased $214,000 to $725,000 in the year ended December 31, 2005 from $939,000 in 2004. Service revenues in 2004 included fees of $200,000 relating to support provided to GE Medical Systems in conjunction with the sale of our Cardiac PET Software.

Costs of Revenues. Costs of revenues decreased by $495,000 to $1,288,000 in the year ended December 31, 2005 from $1,783,000 in the prior year. The Company incurred costs of $1,081,000 relating to the sale of one system in 2004. In addition, we incurred costs of $284,000 relating to upgrades of systems in 2004. The Company expensed $656,000 of excess inventory and field service parts as it ceased manufacturing activities at its Houston facility in 2005.

Operating Expenses. The Company’s operating expenses increased $27,000 to $2,526,000 for the year ended December 31, 2005 from $2,499,000 in 2004. Sales, general and administrative expenses increased $404,000 to $2,114,000 from $2,139,000 in the prior year. This increase in general and administrative expenses primarily resulted from increased legal fees and the recording of an obligation of $111,500 for severance pay in 2005. Research and development expenses increased $45,000 to $446,000 from $401,000 as a result of increased personnel costs. We reversed expense related to stock based compensation by $59,000 in the year ended December 31, 2005 relating to the application of the variable accounting rules to the re-pricing of warrants and options. We recorded expense of $363,000 relating to stock based compensation in 2004.

Other Income (Expenses). We recognized interest expense of $985,000 is the year ended December 2005 compared to $157,000 of interest expense in 2004. Interest expense in 2005 and 2004 primarily relates to the notes payable to IMAGIN Diagnostic Centres, Inc., Solaris Opportunity Fund, L.P. and Positron Acquisition Corp. and includes amortization of loan costs, debt discounts and beneficial conversion features of $690,000 and $92,000 in 2005 and 2004 respectively. The Company recognized royalty income of $250,000 on the sale of its software license in 2005.

Net Operating Loss Carryforwards

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $15,000,000, which expire in 2006 through 2025. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Liquidity and Capital Reserves

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2005, the Company had an accumulated deficit of $62,169,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

At December 31, 2005, the Company had cash and cash equivalents of $209,000 compared to $133,000 at December 31, 2004.  The Company received $1,550,000 and $2,375,000 in 2004 and 2005 respectively, in loan proceeds from affiliated entities. In spite of the loan proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The opinion of the Company’s independent auditor for the year ended December 31, 2005, expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company will need to increase system sales to become profitable or obtain additional capital.

Related Party Transactions

On December 28, 2005, the Company entered into a Memorandum of Understanding with IMAGIN and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN. The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV. Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively. The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock. In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company. In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

The joint venture will be formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry. Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Dr. Weinberg's participation is directly attributable to the efforts of J. David Wilson, who at the time of the joint venture and capital commitment between QMT and the Company, was CEO of the Company and Quantum Molecular Pharmaceutical, which is a majority owner of Quantum Molecular Technologies.

There can be no assurance that the joint venture will meet the parties objectives. The issuance of shares of preferred stock and any common stock to IMAGIN and QMP will involve substantial dilution to the Company's current shareholders.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

IMAGIN Transaction

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN in the principal amounts of $400,000 and $300,000, respectively. Interest accrued on the outstanding principal at the rate of ten percent (10%) per annum and was payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest was due on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes were initially convertible into new shares of Series C Preferred Stock that, in turn was convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes were collateralized by all of the assets of the Company. On October 21, 2005, $770,000 in principal and accrued and unpaid interest was converted into 770,000 shares of Series C Preferred Stock. These shares of Series C Preferred Stock were subsequently assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

In a second stage of the May 2004 financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000. These notes were to be purchased over a six and a half month period, commencing July 15, 2004 and are due and payable on May 21, 2006. These notes are initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock. As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes. On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock. This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. The remaining $633,500 of principal convertible notes plus notes for $63,350 in accrued interest was assigned by IMAGIN to Positron Acquisition Corp. Full convertibility of the shares of Series D Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of January 2006, IMAGIN has purchased $400,000 of these notes. These notes are due and payable on October 31, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

Transaction with Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of September 30, 2005, Solaris had purchased all $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure and supersedes APB NO. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective for private companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R..

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The new Statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Item 7. Financial Statements

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Ham, Langston & Brezina, L.L.P. has been the Company’s principal independent accountants since 1997.

Item 8A. Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chairman of the Board and Chief Financial Officer, do not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

Item 8B. Other Information

Joint Venture dated December 28, 2005

On December 28, 2005, the Company entered into a Memorandum of Understanding with IMAGIN and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN. The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV. Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively. The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock. In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company. In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

The joint venture will be formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry. Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Dr. Weinberg's participation is directly attributable to the efforts of J. David Wilson, who at the time of the joint venture and capital commitment between QMT and the Company, was CEO of the Company and Quantum Molecular Pharmaceutical, which is a majority owner of Quantum Molecular Technologies.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

There can be no assurance that the joint venture will meet the parties objectives. The issuance of shares of preferred stock and any common stock to IMAGIN and QMP will involve substantial dilution to the Company's current shareholders.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The information regarding directors and executive officers appearing under the headings “Nominees”, “Nominating Committee”, “Directors and Executive Officers”, “Code of Ethics”, “Audit Committee” and “Section 16 (a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to our 2006 Annual Meeting of Stockholders to be held on May 18, 2006 (the “2006 Proxy Statement”) is incorporated into this item by reference.

Item 10. Executive Compensation

The information appearing under the headings “Compensation of Directors”, “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report of the Board of Directors”, and “Executive Compensation” of our 2006 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(7) of Regulation S-B).

Item 11. Security Ownership of Directors, Officers and Certain Beneficial Owners

The information appearing under the heading “Equity Compensation Plan Information” and “Security Ownership of Directors, Officers and Certain Beneficial Owners” of our 2006 Proxy Statement is incorporated into this item by reference.

Item 12. Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” of our 2006 Proxy Statement is incorporated into this item by reference.

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

4.3
Warrant Agreement dated as of June 15, 1999 between Positron Corporation and Gary Brooks (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

FY 2005	POSITRON CORPORATION	FORM 10-KSB

4.4
Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to Gary H. Brooks (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.5
Warrant Agreement dated as of June 15, 1999 between Positron Corporation and S. Lewis Meyer (incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.6
Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to S. Lewis Meyer (incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.7
Statement of Designation Establishing Series C Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 21, 2004)

4.8
Statement of Designation Establishing Series D Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated May 21, 2004)

4.9
Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005 (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-KSB dated April 19, 2005)

4.10
Statement of Designation Establishing Series F Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2005).

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

10.4 †	1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company’s Proxy Statement dated May 2, 1994).†

10.5	Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

10.6	Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

10.11
Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.12
Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.13	Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.

10.14
Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.15
Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.16
Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.17
Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.18
Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.19
Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722).

10.20
Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.21
Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.22
Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.23
First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.24
Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.25
Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.26
Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

FY 2005	POSITRON CORPORATION	FORM 10-KSB

10.27
Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.28
First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.29
Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-KSB for the year ended December 31, 1996).

10.30	Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-KSB/A for the year ended December 31, 1996).

10.31	Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company’s Proxy Statement dated December 18, 1998).

10.32
Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.33	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.34	1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.35	1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.36	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.37
Stock Purchase Warrant dated September 1, 1999 issued by Positron to S. Okamura and Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.38
Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd. (incorporated herein by reference to Exhibit 10.68 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.39
Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance Limited (incorporated herein by reference to Exhibit 10.69 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.40	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on Form 8-K dated July 12, 2001)

10.41
Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.42
Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.43
Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.44	Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 21, 2004)

FY 2005	POSITRON CORPORATION	FORM 10-KSB

10.45	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated May 21, 2004)

10.46	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated May 21, 2004)

10.47
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated May 21, 2004)

10.48	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K dated May 21, 2004)

10.49
Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 8-K dated May 21, 2004)

10.50	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 8-K dated May 21, 2004)

10.51	Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 8-K dated May 21, 2004)

10.52
Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.53
Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.54
Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.55
Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.56
Warrant Purchase Agreement by and among Positron Corporation, Carlos Sao Paulo, Sofia Salema Garcao, Maria Madalena Pimental and José Maria Salema Garção dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 12, 2005)

10.57	Note Purchase Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated June 27, 2005)

10.58	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated June 27, 2005)

10.59	Security Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated June 27, 2005)

10.60
Registration Rights Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated June 27, 2005)

FY 2005	POSITRON CORPORATION	FORM 10-KSB

10.61	Note Purchase Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 8, 2005)

10.62	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 8, 2005)

10.63
Registration Rights Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 8, 2005)

10.64	Agreement between Gary H. Brooks and Positron Corporation dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 29, 2005)

10.65
Note Purchase Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2005)

10.66	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated October 31, 2005)

10.67
Registration Rights Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated October 31, 2005)

10.68
Joint Venture Contract dated July 30, 2005 between Positron Corporation and Neusoft Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.69
Technologies Contribution Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.70
Software Sub-License Agreement dated September 6, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.71
Trademark License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.72
Corporate Name License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.73
Employment Agreement dated December 27, 2005 between Positron Corporation and Joseph G. Oliverio (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.74	Joseph G. Oliverio Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.75	Joseph G. Oliverio Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.76	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.77	2005 Stock Incentive Plan - Form Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.78	2005 Stock Incentive Plan - Form Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.79*	Memorandum of Understanding between Quantum Molecular Pharmacutical, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Report on Annual Form 10-KSB dated March 30, 2005)

FY 2005	POSITRON CORPORATION	FORM 10-KSB

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

Item 14. Principal Accountant Fees and Services

The information appearing under the heading “Fees to Independent Auditors for Fiscal 2005 and 2004” of our 2006 Proxy Statement is incorporated into this item by reference.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 30, 2006	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Patrick G. Rooney, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick G. Rooney
Patrick G. Rooney	March 30, 2006
Chairman of the Board
(principal executive officer)

/s/ Corey N. Conn
Corey N. Conn	March 30, 2006
Chief Financial Officer
(principal accounting officer)

/s/ Sachio Okamura
Sachio Okamura	March 30, 2006
Director

/s/ Dr. Anthony C. Nicholls	March 30, 2006
Dr. Anthony c. Nicholls
Director

FY 2005	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
____________

FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended December 31, 2005 and 2004

FY 2005	POSITRON CORPORATION	FORM 10-KSB

FINANCIAL STATEMENTS
TABLE OF CONTENTS
__________

FY 2005	POSITRON CORPORATION	FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 30, 2006

FY 2005	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
BALANCE SHEET
December 31, 2005
(In thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$209
Inventories	202
Prepaid expenses	66
Other current assets	21

Total current assets	498

Investment in Joint Venture	230
Property and equipment, net	120
Other assets	57

Total assets	$905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,694
Customer deposits	15
Unearned revenue	66
Deposits for Unissued Series G Preferred Stock	195
Convertible notes payable to affiliated entity, less discount of $6	627

Total current liabilities	2,597

Convertible notes payable to affiliated entities, less discount of $884	1,216

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable;5,450,000 shares authorized; 464,319 shares issued and outstanding.	464
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding	770
Common stock: $0.01 par value; 100,000,000 shares authorized;77,835,202 shares issued and 77,775,046 shares outstanding.	778
Additional paid-in capital	57,364
Subscription receivable	(30)
Accumulated deficit	(62,239)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ deficit	(2,908)

Total liabilities and stockholders’ deficit	$905

See notes to financial statements

FY 2005	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004
Revenue:
System sales	$--	$1,150
System upgrades	37	691
Service and components	725	939

Total revenue	762	2,780

Costs of revenues:
System sales	350	1,178
System upgrades	11	284
Service, warranty and components	271	321
Write-off of inventory and field service parts	656	--

Total costs of revenues	1,288	1,783

Gross (loss) profit	(526)	997

Selling, general and administrative	2,139	1,735
Research and development	446	401
Stock based compensation	(59)	363

Loss from operations	(3,052)	(1,502)

Other income (expenses):
Interest expense	(985)	(157)
Interest income	1	1
Equity in losses of joint venture	(20)	--
Royalty on sale of software license	250	--
Total other income(expense)	(754)	(156)

Net loss	$(3,806)	$(1,658)

Basic and diluted loss per common share	$(0.06)	$(0.03)

Basic and diluted weighted average shares outstanding	65,044	53,186

See notes to financial statements

FY 2005	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT
for the years ended December 31, 2005 and 2004
(In thousands, except share data)

	Series A		Series C				Additional	Subscrip-	Accumu-
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	tion	lated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total

Balance at December 31, 2003	510,219	$510	-	$-	53,245,959	$532	$55,184	$(30)	$(56,775)	$(15)	$(594)

Net loss	-	-	-	-	-	-	-	-	(1,658)	-	(1,658)

Compensation related to repricing of warrants and options	-	-	-	-	-	-	363	-	-	-	363

Balance at December 31, 2004	510,219	510	-	-	53,245,959	532	55,547	(30)	(58,433)	(15)	(1,889)

Net loss	-	-	-	-	-	-	-	-	(3,806)	-	(3,806)

Compensation related to repricing of warrants and options	-	-	-	-	-	-	(95)	-	-	-	(95)

Compensation related to issuance of options	-	-	-	-	-	-	20	-	-	-	20

Conversion of debt to equity	-	-	770,000	770	24,250,000	243	344	-	-	-	1,357

Conversion of preferred stock into common stock	(45,900)	(46)	-	-	139,243	1	45	-	-	-	-

Issuance of common stock for services	-	-	-	-	200,000	2	14	-	-	-	16

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	1,425	-	-	-	1,425

Loan discount	-	-	-	-	-	-	64	-	-	-	64

Balance at December 31,2005	464,319	$464	770,000	$770	77,835,202	$778	$57,364	$(30)	$(62,239)	$(15)	$(2,908)

FY 2005	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(3,806)	$(1,658)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation related to repricing of warrants and options	(95)	363
Compensation related to issuance of options	20	--
Depreciation expense	71	86
Write-off of inventory and field service parts	656	--
Issuance of common stock for services	16	--
Equity in losses of joint venture	20	--
Amortization of loan costs, debt discount and beneficial conversion feature	691	92
Changes in operating assets and liabilities:
Decrease in accounts receivable	--	3
(Increase) decrease in inventories	(103)	325
(Increase) decrease in prepaid expenses	(4)	113
Decrease (increase) in other current assets	7	(16)
Decrease in field service parts	36	--
Increase(decrease) in accounts payable and accrued liabilities	371	(505)
Decrease in customer deposits	(1)	(154)
(Decrease) increase in unearned revenue	(87)	58

Net cash used in operating activities	(2,208)	(1,293)

Cash flows from investing activities:
Investment in joint venture	(250)	--
Capital expenditures	(35)	(20)

Net cash used in investing activities	(285)	(20)

Cash flows from financing activities:
Proceeds from notes payable to affiliated entities	2,375	1,550
Deferred loan costs	--	(100)
Repayment of capital lease obligation	--	(9)
Proceeds from deposit for unissued preferred stock	194	--

Net cash provided by financing activities	2,569	1,441

Net increase in cash and cash equivalents	76	128

Cash and cash equivalents, beginning of year	133	5

Cash and cash equivalents, end of year	$209	$133

See notes to financial statements

FY 2005	POSITRON CORPORATION	FORM 10-KSB

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986. The Company designs, manufactures, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography (“PET”) technology and has the ability to participate in manufacturing through its joint venture with Neusoft Medical Systems Co., Ltd. These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images. Targeted markets include medical facilities and diagnostic centers located throughout the world. POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2005 and 2004 were $128,000 and $78,000, respectively.

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

Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of options granted during 2005 and 2004 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value: (i) average dividend yield of 0.0%; (ii) expected volatility of 133.2% and 242.0%, respectively; (iii) expected life of five (5) and two (2) years; and (iv) estimated risk-free interest rate of 4.5% and 3.3%, respectively.

	2005	2004

Net loss as reported	$(3,806)	$(1,658)

Add: Stock-based employee compensationexpense included in reported net loss	(59)	363

Deduct: Stock-based employee compensationexpense determined under fair value basedmethod for all awards	(110)	(400)

Pro-Forma net loss	$(3,975)	$(1,695)

Loss per share

Basic and diluted as reported	$(0.06)	$(0.03)

Basic and diluted pro-forma	$(0.06)	$(0.03)

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. Actual results could differ from the amounts estimated.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Loss Per Common Share

Basic loss per share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing net income by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, less common shares which could have been repurchased by the Company with the related proceeds.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“the FASB”) issued (“SFAS”) No. 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure and supersedes APB NO. 25, Accounting for Stock Issued to Employees. SFAS 123(R) is effective for private companies as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R..

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The new Statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No.20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2005, the Company had an accumulated deficit of $62,239,000 and a stockholders’ deficit of $2,908,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $2,375,000 from notes payable to affiliated entities to fund its 2005 operating activities. The Company had cash and cash equivalents of $209,000 at December 31, 2005. At the same date, the Company had accounts payable and accrued liabilities of $1,694,000. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Inventories

Inventories at December 31, 2005 consisted of the following (in thousands):

Raw materials	$235
Work in progress	17
Subtotal	252
Less reserve for obsolescence	(50)
Total	$202

The Company expensed $522,000 of excess inventory as it ceased manufacturing activities at its Houston facility in 2005.

4.	Investment in Joint Venture

The Company recently entered into a joint venture with a Chinese company for the production of its PET scanners. On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"). Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the "JV Company"), to engage in the manufacturing of PET and CT/PET medical imaging equipment. The JV Company received its business license and was organized in September 2005.

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology. The purpose and scope of the JV Company's business is to research, develop and manufacture Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT), and to otherwise provide relevant technical consultation and services.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license. Positron has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system. The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY TO FOLLOW.

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
DECEMBER 31, 2005
(in thousands)

ASSETS

Current assets:
Cash and cash equivalents		$1,295
Other current assets		4
Total current assets		1,299

Intangibles and other assets		646

Total assets		$1,945

LIABILITIES AND CAPITAL

Current liabilities:
Other current liabilities		$3
Total current liabilities		3

Capital		1,942

Total liabilities and capital		$1,945

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
INCEPTION THROUGH DECEMBER 31, 2005
(in thousands)

Revenue		$--

Expense
General and administrative expense		61
Total expense		61

Undistributed loss	$	(61)

FY 2005	POSITRON CORPORATION	FORM 10-KSB

5.	Property and Equipment

Property and equipment at December 31, 2005 consisted of the following (in thousands):

Furniture and fixtures	$161
Computers and peripherals	318
Machinery and equipment	134
Subtotal	613
Less accumulated depreciation	(493)
Total	$120

6.	Other Assets

Other assets at December 31, 2005 consisted of the following (in thousands):

Field service parts and supplies	$45
Deferred loan costs	12
Total	$57

The Company expensed $134,000 of excess field service parts and supplies in 2005.

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2005 consisted of the following (in thousands):

Trade accounts payable	$441
Accrued royalties	352
Accrued interest	260
Sales taxes payable	236
Accrued compensation	159
Accrued property taxes	113
Accrued professional fees	80
Insurance premiums payable	43
Accrued warranty costs	10
Total	$1,694

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

8.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at December 31, 2005 consisted of the following (in thousands):

IMAGIN Diagnostic Centres, Inc., less discount of $610	$1,723
Solaris Opportunity Fund, L.P., less discount of $280	120
Total	$1,843

IMAGIN Diagnostic Centres, Inc.

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively. Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow on the anniversary dates of these notes. The principal and any unpaid interest must be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default. The notes are initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock. These notes are collateralized by all of the assets of the Company. Principal of $700,000 has been advanced related to these notes. An additional $70,000 in accrued interest on these notes was converted to loan principal on May 21, 2005. On October 21, 2005, IMAGIN converted loan principal of $770,000 on promissory notes into 770,000 shares of Series C Preferred Stock. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

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

The agreements with IMAGIN provided for a $200,000 transaction fee payable to IMAGIN upon completion of the financing. Under terms of these agreements, this fee obligation was to be reduced by an amount equal to $0.02 multiplied by the number of warrants issued to IMAGIN. The agreements with IMAGIN also provided for the issuance of new warrants for the purchase of 4,575,000 shares of common stock, which resulted in a $91,500 decrease in this fee obligation to $108,500. This fee obligation is included in the principal of the notes payable to IMAGIN at December 31, 2005. The Company allocated the proceeds received from this convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The notes payable to IMAGIN contain an unamortized discount balance of approximately $6,000 at December 31, 2005. The discount of the debt is to be amortized over the term of the notes payable.

Patrick G. Rooney, Chairman of the Board of the Company is the son of Patrick Rooney, Director of Corporate Development of IMAGIN Diagnostic Centres, Inc. Patrick G. Rooney was appointed to the Board of Directors of the Company.

As a result of these financing agreements, several agreements were also reached involving option and warrants contracts for the purchase of common stock of the Company.

•
The Company agreed to exchange 917,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share. The new options issued to the employees are subject to four year vesting in equal monthly installments. This re-pricing will require the Company to apply the variable accounting rules established in Interpretation No. 44 of the Financial Accounting Standards Board (“FIN 44”) to these options and record changes in compensation based upon movements in the stock price. The Company recognized $13,000 and $10,100 in compensation related to the re-pricing of options in 2004 and 2005, respectively, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.09 per share at December 31, 2005, resulting in an intrinsic value of $0.07 per share.

•
The Company agreed to re-price the outstanding warrants currently held by its President & CEO for the purchase of 3,500,000 shares of common stock at $0.02 per share. The Company recognized $350,000 in compensation expense in 2004 and reversed $105,000 in compensation expense in 2005, in accordance with the variable accounting rules established in FIN 44. The market value of the Company’s common stock increased to $0.09 per share at December 31, 2005, resulting in an intrinsic value of $0.07 per share. The Company will record changes in compensation based upon movements in the stock price.

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

Financing Agreements dated August 8, 2005

On August 8, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of December 31, 2005, IMAGIN has purchased $400,000 of these notes. These notes are due and payable on August 7, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000. As of December 31, 2005, IMAGIN has purchased $300,000 of these notes. These notes are due and payable on October 31, 2008. These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

In accordance with generally accepted accounting principals in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. The fair value of the common stock at the commitment date of $1,800,000 less the $300,000 in loan proceeds, results in intrinsic value of $1,500,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $300,000 of the debt. Due to the fact that there were not enough common shares available to facilitate the conversion of the debt into common stock on October 31, 2005, no beneficial conversion feature was recorded for this transaction.

Pursuant to the terms of the agreements, the Company granted to IMAGIN a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris Opportunity Fund, L.P.

Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes. As of December 31, 2005, Solaris has purchased $1,000,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock. As of December 31, 2005, full convertibility of the shares of Series E Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. On February 28, 2005, enough common shares were available to facilitate the conversion of substantially all of the debt into common stock. The fair value of the related Series E Preferred Stock at the commitment date of $2,200,000 less the $1,000,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $1,000,000 proceeds of the debt. The balance of the unamortized discount was approximately $604,000 at December 31, 2005.

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN.

We have been advised by Solaris that it has since sold the $1,000,000 principal amount of these notes to IMAGIN.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes. As of December 31, 2005, Solaris has purchased $400,000 of these notes. These notes are due and payable on March 6, 2007. The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock. As of December 31, 2005, full convertibility of the shares of Series F Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. On June 27, 2005, enough common shares were available to facilitate the conversion of all of the debt into common stock. The fair value of the related Series F Preferred Stock at the commitment date of $1,600,000 less the $400,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature. However, the beneficial conversion feature is limited to the $400,000 proceeds of the debt. The balance of the unamortized discount was approximately $280,000 at December 31, 2005.

Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes. The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

Patrick G. Rooney, Chairman of the Board of the Company, is the managing director of the manager of Solaris.

9.	Options and Warrants

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

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The 1999 Plan is administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). As of December 31, 2005, a total of 5,467,500 stock options have been awarded under the 1999 Plan.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Directors’ Stock Option Plan

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors’ Plan is administered by the Board. Options granted under the Directors’ Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company’s right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. Options covering 500,000 shares of common stock have been granted under the Directors’ Plan at December 31, 2005.

1999 Stock Bonus Incentive Plan

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the “Stock Bonus Plan”), effective November 1, 1999. The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee’s salary or consultant’s fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant’s salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. A total of 316,000 shares have been issued under the Stock Bonus Plan at December 31, 2005.

1999 Employee Stock Purchase Plan

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in October 1999. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2005.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. The Board has directed the officers of the Company to submit the 2005 Plan for approval by the stockholders of the Company at its next annual meeting. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2005, a total of 7,500,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 5,500,000 are subject to vesting and 2,000,000 are fully vested.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price

Balance at December 31, 2003	2,304,588	$0.32

Granted	100,000	$0.03 - $0.12
Forfeited	(682,316)	$0.02 - $4.13

Balance at December 31, 2004	1,722,272	$0.12

Granted	7,625,000	$0.04 - $0.10
Forfeited	(597,272)	$0.01 - $2.63

Balance at December 31, 2005	8,750,000	$0.05

In conjunction with the IMAGIN transaction in 2004 (see Note 12), the Company agreed to exchange 917,068 outstanding options currently held by its employees for new options that are exercisable for the purchase of common stock at a price of $0.02 per share.

The shares exercisable for vested options and the corresponding weighted average exercise price was 3,050,625 shares and $0.05 per share at December 31, 2005.

Following is a summary of stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Term (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.020	100,000	3.80	$0.02	39,583	$0.02
$0.020	75,000	4.63	$0.02	29,688	$0.02
$0.050	7,500,000	5.00	$0.05	2,000,000	$0.05
$0.111	25,000	5.25	$0.11	25,000	$0.11
$0.077	25,000	6.00	$0.08	25,000	$0.08
$0.010 - $0.050	850,000	7.39	$0.04	756,354	$0.05
$0.034 - $0.119	75,000	8.25	$0.09	75,000	$0.09
$0.102	75,000	9.00	$0.10	75,000	$0.10
$0.043	25,000	9.67	$0.04	25,000	$0.04

Balance at 12/31/2005	8,750,000		$0.05	3,050,625	$0.05

Balance at 12/31/2004	1,722,272		$0.12	960,122	$0.20

The Company recognized $13,000 and $10,100 in compensation related to the re-pricing of options in 2004 and 2005, respectively (see Note 13).

Warrants

In 2004, the Company agreed to issue new warrants and re-price various outstanding warrants in conjunction with the IMAGIN transaction (see Note 12).

A summary of warrant activity is as follows:

FY 2005	POSITRON CORPORATION	FORM 10-KSB

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2003	25,120,000	$0.05 - $2.40	$0.23
New warrants issued in connection with IMAGIN transaction	8,575,000	$0.02	$0.02
Expired	(15,545,000)	$0.05 - $0.30	$0.23

Balance at December 31, 2004 and 2005	18,150,000

All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2005 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	August 2005	0.7	$0.02
250,000	January 2007	2.1	$2.40
500,000	October 2007	2.8	$0.02
1,250,000	March 2008	3.3	$0.25
3,750,000	June 2009	4.5	$0.02
8,575,000	May 2010	5.4	$0.02

18,150,000

The Company recognized $350,000 in compensation expense in 2004 and reversed $105,000 in compensation expense in 2005, related to the re-pricing of warrants (see Note 13).

10.	Preferred Stock

The Company’s Articles of Incorporation authorize the Board of Directors to issue 10,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. At December 31, 2005, the Company had two classes of preferred stock outstanding, which are the Series A 8% Cumulative Convertible Redeemable Preferred Stock and Series C 6% Cumulative Convertible Redeemable Preferred Stock.

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

FY 2005	POSITRON CORPORATION	FORM 10-KSB

As of December 31, 2005 and 2004, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total $448,000 and $399,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.

Series C Preferred Stock

The Company has designated 840,000 shares out of its 10,000,000 shares of authorized preferred stock as Series C 6% Cumulative Convertible Redeemable Preferred Stock $1.00 par value ("Series C Preferred Stock"). Each share of the Series C Preferred Stock is convertible into 50 shares of Common Stock. Six percent dividends accrue on the Series C Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow. The Series C Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A Preferred Stock in liquidation. Holders of the Series C Preferred Stock are entitled to 130 votes per share on any matter requiring shareholder vote. While the Series C Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

On October 21, 2005, IMAGIN converted loan principal of $770,000 on promissory notes into 770,000 shares of Series C Preferred Stock $1.00 par value in a noncash transaction. Full convertibility of the shares of Series C Preferred Stock into common stock will require an amendment to the Company’s Articles of Incorporation, which must be approved by the shareholders.

As of December 31, 2005, stated dividends that are undeclared and unpaid on Series C Preferred Stock total $46,000. The Company anticipates that such dividends, if and when declared, will be paid in shares of Common Stock.

Series D Preferred Stock

The Company has designated 1,560,000 shares out of its 10,000,000 shares of authorized preferred stock as  6% Cumulative Convertible Redeemable Series D Preferred Stock $1.00 par value. Each share of the Series D Preferred Stock is convertible into 40 shares of Common Stock. Six percent dividends accrue on the Series D Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow. The Series D Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A and C Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series D Preferred Stock, holders of the Series D Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series D Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption. Currently no shares of Series D Preferred Stock are outstanding. However, the Company has issued 10% secured convertible promissory notes in the principal amount of $696,850, which remain outstanding and are convertible into 696,850 shares of Series D Preferred Stock.

Series E Preferred Stock

The Company has designated 1,200,000 shares out of its 10,000,000 shares of authorized preferred stock as 6% Cumulative Convertible Redeemable Series E Preferred Stock $1.00 par value. Each share of the Series E Preferred Stock is convertible into 22 shares of Common Stock. Six percent dividends accrue on the Series E Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow. The Series E Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A, C and D Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series E Preferred Stock, holders of the Series E Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series E Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption. Currently no shares of Series E Preferred Stock are outstanding. However, the Company has issued 10% secured convertible promissory notes in the principal amount of $1,000,000, which are convertible into 1,000,000 shares of Series E Preferred Stock.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

Series F Preferred Stock

The Company has designated 600,000 shares out of its 10,000,000 shares of authorized preferred stock as Series F Preferred Stock $1.00 par value. Each share of the Series F Preferred Stock is convertible into 50 shares of Common Stock. Six percent dividends accrue on the Series F Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow. The Series F Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A, C, D and E Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series F Preferred Stock, holders of the Series F Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series F Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series F Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption. Currently no shares of Series F Preferred Stock are outstanding. However, the Company has issued 10% secured convertible promissory notes in the principal amount of $400,000, which are convertible into 400,000 shares of Series F Preferred Stock.

Series G Preferred Stock

The Company has received subscription deposits in the amount of $195,000 for shares of a new series of preferred stock to be designated Series G Preferred Stock. However, the Company has not yet designated a new series of preferred stock or issued any shares thereof. The Company anticipates designating the new series effective upon the filing of a Statement of Designation with the Texas Secretary of State in the second quarter of 2006. The Company also anticipates that the new series will be junior in priority to the Series F Preferred Stock.

11.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $15,000,000, which expire in 2006 through 2025. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

The composition of deferred tax assets and the related tax effects at December 31, 2005 are as follows (in thousands):

Deferred tax assets:
Net operating losses	$4,980
Accrued liabilities and reserves	251
Inventory basis difference	95
5,326
Valuation allowance	(5,326)

Total deferred tax assets	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2005		2004
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$1,294	34.0	$564	34.0
Interest not deductible for tax purposes	(325)	(8.5)	(32)	(2.0)
Change in valuation allowance	(969)	(25.5)	(532)	(32.0)

	$--	--	$--	--

FY 2005	POSITRON CORPORATION	FORM 10-KSB

12.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement. The Company made no contributions in 2004 and 2005. The Board of Directors of the Company may authorize additional discretionary contributions; however, no additional Company contributions have been made as of December 31, 2005.

13.	Related Party Transactions

Joint Venture dated December 28, 2005

On December 28, 2005, the Company entered into a Memorandum of Understanding with IMAGIN and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN. The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV. Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively. The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock. In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company. In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

The joint venture will be formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry. Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Dr. Weinberg's participation is directly attributable to the efforts of J. David Wilson, who at the time of the joint venture and capital commitment between QMT and the Company, was CEO of the Company and Quantum Molecular Pharmaceutical, which is a majority owner of Quantum Molecular Technologies.

There can be no assurance that the joint venture will meet the parties objectives. The issuance of shares of preferred stock and any common stock to IMAGIN and QMP will involve substantial dilution to the Company's current shareholders.

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and its Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors. During 2005 the Company did not pay any bonus pursuant to the incentive compensation plan.

14.	Commitments and Contingencies

Employment Agreement

Effective December 27, 2005, the Company entered into an employment agreement with Joseph G. Oliverio, President of the Company. Under the Agreement, Mr. Oliverio receives an initial base salary of $100,000 per annum which increases to $150,000 per annum on March 1, 2006. Mr. Oliverio also received an option grant exercisable for 7,500,000 shares of Common Stock at an exercise price of $0.05 per share. On the date of grant of the option 2,000,000 shares vested, with an additional 2,000,000 shares vesting on December 27, 2006 and the remainder on December 27, 2007. Mr. Oliverio is entitled to six months severance upon a termination "without cause".

Royalty Agreements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. Royalty obligations amounting to approximately $352,000 were included in liabilities at December 31, 2005.

Lease Agreements

Prior to 1998, the Company leased its office and manufacturing facility and certain office equipment under leases with unexpired terms ranging from one to four years. In March 1998, the Company, under severe cash flow constraints, was forced to leave its long-term office and manufacturing facility lease space and move its operations to a facility with significantly reduced space and a more affordable lease payment. Although the Company entered into an agreement with the landlord regarding vacating the space, a dispute subsequently arose with the landlord as to interpretation of that agreement. The landlord has filed suit against the Company claiming that the Company owes approximately $150,000, plus attorney’s fees, to the landlord under the terms of the agreement. A subsequent analysis of the transactions under the lease has resulted in the reduction of the lease obligation alleged by 10P10, L.P. to approximately $97,000. In October 2004, the Company finalized a Compromise & Settlement Agreement with 10P10, L.P. In accordance with the terms of this agreement, the Company paid $42,776 in 2004 in full and final settlement of all remaining claims. Operating expenses were reduced by approximately $54,000 in 2004 as a result of credits and charges associated with the abandoned lease.

FY 2005	POSITRON CORPORATION	FORM 10-KSB

The Company operates in leased facilities under an operating lease, the term of which expired in March 2004. The rental rate for the facility was $6,744 per month through April 30, 2001 and the monthly rate increased to $7,171 for the period from May 1, 2001 through October 31, 2003. The Company reduced its space under lease and lowered the monthly rent to $4,671 for the period from November 1, 2003 through March 31, 2004. This facility lease continues on a month-to-month basis after March 31, 2004 at the $4,671 monthly rental rate. The cost of leasing the Company’s operating facility amounted to approximately $56,000 in 2005 and 2004.

Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance. The Company is currently not aware of any material litigation affecting the Company.

15.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2005	2004
Numerator:
Basic and diluted net loss:	$(3,806)	$(1,658)

Denominator:
Denominator for basic earnings per share-weightedaverage shares	65,044	53,186
Effect of dilutive securities Convertible Series A Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted Average shares and assumed conversions	65,044	53,186

Basic and diluted loss per common share	$(0.06)	$(0.03)

All common stock equivalents in the years ended December 31, 2005 and 2004 were excluded from the above calculation as their effect was anti-dilutive.

16.	Segment Information and Major Customers

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2005 and 2004 the Company had a limited number of customers as follows:

FY 2005	POSITRON CORPORATION	FORM 10-KSB

	2005	2004

Number of customers	8	13
Customers accounting for more than 10% of revenues	5	2
Percent of revenues derived from largest customer	28%	45%
Percent of revenues derived from second largest customer	15%	20%

17.	Supplemental Cash Flow Data

	2005	2004

Supplemental disclosure of cash flow information (in thousands):
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

18.	Subsequent Events

Transaction with IMAGIN Disgnostic Centres, Inc.

In January, 2006, the Company received the final $100,000 installment of funds from the October 31, 2005 sale of $400,000 worth of 10% convertible promissory notes to IMAGIN Diagnostic Centres, Inc.

Deposits For Series G Preferred Stock

In the period from January 1, 2006 through March 24, 2006, the Company received $592,900 in deposits from investors for Series G Preferred Stock.

Reverse Stock Split

On March 10, 2006, the Company postponed indefinitely the 100-to-1 reverse stock split on the Common Stock. The stock split was approved by the Company's shareholders on October 21, 2005 and was to be effective upon the filing of amended and restated articles of incorporation which were approved by the Company's shareholders. The timing of the reverse split had been left to the discretion of the Board.

EXHIBITS

10.79	Memorandum of Understanding between Quantum Molecular Pharmaceuticals, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005*
31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith