Form 10QSB
period 2006-03-31
POSITRON CORP
filed 2006-05-15
CIK 844985

FORM 10-QSB	MARCH 31, 2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

*	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes	☒	No	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	*	No	☒

As of March 31, 2006, there were 78,275,046 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one). Yes    ☐     No   ☒

FORM 10-QSB	MARCH 31, 2006

POSITRON CORPORATION

Form 10-QSB for the quarter ended March 31, 2006

FORM 10-QSB	MARCH 31, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION
BALANCE SHEET
March 31, 2006
(In thousands, except share data)
(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$95
Accounts receivable	21
Inventories	212
Prepaid expenses	41
Receivable from affiliated entity	78
Other current assets	47

Total current assets	494

Investment in Joint Venture	188
Property and equipment, net	108
Other assets	68

Total assets	$858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,643
Customer deposits	15
Unearned revenue	62
Deposits for Unissued Series G Preferred Stock	700
Convertible notes payable to affiliated entities, less discounts of $702	1,431

Total current liabilities	3,851

Convertible notes payable to affiliated entity	800

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding.	464
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding	770
Common stock: $0.01 par value; 100,000,000 shares authorized; 78,335,202 shares issued and 78,275,046 shares outstanding.	784
Additional paid-in capital	57,599
Accumulated deficit	(63,395)
Treasury Stock: 60,156 shares at cost	(15)

Total stockholders’ deficit	(3,793)

Total liabilities and stockholders’ deficit	$858

See accompanying notes

FORM 10-QSB	MARCH 31, 2006

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Service and components	$198	$179

Total revenues	198	179

Costs of sales and services:
System sales	--	89
Service, warranty and components	148	51

Total costs of sales and services	148	140

Gross profit	50	39

Operating expenses:
Research and development	144	156
Selling and marketing	70	230
General and administrative	435	316
Stock based compensation	246	(105)

Total operating expenses	895	597

Loss from operations	(845)	(558)

Other expense:
Interest expense	(269)	(80)
Equity in losses of joint venture	(42)	--

Total other expense	(311)	(80)

Net loss	$(1,156)	$(638)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	77,997	53,186

See accompanying notes

FORM 10-QSB	MARCH 31, 2006
POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(1,156)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	246	(105)
Depreciation expense	12	22
Amortization of loan costs, debt discount and beneficial conversion features	194	32
Equity in losses of joint venture	42	--
Changes in operating assets and liabilities:
Accounts receivable	(21)	--
Inventory	(10)	(38)
Prepaid expenses	25	(59)
Other current assets	(26)	15
Field service parts	(17)	--
Accounts payable and accrued liabilities	74	54
Customer deposits	--	8
Unearned revenue	(4)	(24)

Net cash used in operating activities	(641)	(733)

Cash flows from financing activities:
Proceeds from deposits of unissued preferred stock	505	--
Proceeds from notes payable to affiliated entities	100	1,250
Advance to affiliated entity	(78)	--

Net cash provided by financing activities	527	1,250

Net (decrease) increase in cash and cash equivalents	(114)	517

Cash and cash equivalents, beginning of period	209	133

Cash and cash equivalents, end of period	$95	$650

See accompanying notes

FORM 10-QSB	MARCH 31, 2006

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Company”) for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2005, as reported in the Form 10-KSB, have been omitted.

2.	Accounting Policies

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

3.	Going Concern Consideration

Since its inception, the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At March 31, 2006, the Company had an accumulated deficit of $63,395,000 and a stockholders’ deficit of $3,793,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly from year to year.

The Company utilized proceeds of $505,000 from deposits for unissued preferred stock and $100,000 from notes payable to affiliated entities to fund its operating activities for the three month period ended March 31, 2006. As a result, the Company had cash and cash equivalents of $95,000 at March 31, 2006. At the same date, the Company had accounts payable and accrued liabilities of $1,643,000. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-QSB	MARCH 31, 2006

4.	Inventories

Inventories at March 31, 2006 consisted of the following (in thousands):

Raw materials	$225
Work in progress	37
Subtotal	262
Less reserve for obsolescence	(50)
Total	$212

5.	Investment in Joint Venture

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

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology. The purpose and scope of the JV Company's technology business is to research, develop and manufacture Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT), and to otherwise provide relevant technical consultation and services.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license. The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system. The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY.

FORM 10-QSB	MARCH 31, 2006

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
March 31, 2006
(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$1,097
Other current assets	95
Total current assets	1,192

Intangibles and other assets	638

Total assets	$1,830

LIABILITIES AND CAPITAL

Current liabilities:
Other current liabilities	$2
Total current liabilities	2

Capital	1,828

Total liabilities and capital	$1,830

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTH PERIOD ENDED MARCH 31, 2006
(in thousands)

Revenue	$--

Expense
General and administrative expense	127
Total expense	127

Net loss	$(127)

6.	Other Assets

Other assets at March 31, 2006 consisted of the following (in thousands):

Field service parts and supplies	$62
Deferred loan costs	6
Total	$68

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2006 consisted of the following (in thousands):

Trade accounts payable	$449
Accrued royalties	354
Sales taxes payable	239
Accrued interest	234
Accrued compensation	130
Accrued property taxes	130
Accrued professional fees	80
Insurance premiums payable	27
Total	$1,643

Accrued compensation includes severance payments payable to the Company's former Chief Executive Officer, Gary H. Brooks. Mr. Brooks resigned effective September 29, 2005. In connection with his resignation, the Company agreed to make severance payments to Mr. Brooks of $18,583.33 per month for a period of six months, and to extend the expiration date of options held by Mr. Brooks through September 30, 2006, and warrants held by Mr. Brooks until the later of (i) October 31, 2007 for 7,000,000 warrants and June 2009 for 500,000 warrants, and (ii) the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares underlying such warrants shall have become effective and shall have remained effective for a period of six months. The Company owed approximately $60,000 on this severance obligation at March 31, 2006.

FORM 10-QSB	MARCH 31, 2006

8.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at March 31, 2006 consisted of the following (in thousands):

IMAGIN Diagnostic Centres, Inc., less discount of $479	$1,421
Positron Acquisition Corp., less discount of $3	630
Solaris Opportunity Fund, L.P., less discount of $220	180
Total	$2,231

In January 2006, the Company received the final $100,000 installment of funds from the October 31, 2005 sale of $400,000 worth of 10% convertible promissory notes to IMAGIN Diagnostic Centres, Inc.

On March 17, 2006, IMAGIN Diagnostic Centres, Inc. assigned to Positron Acquisition Corp. its interest in 770,000 shares of the Company’s Series C Preferred Stock, 4,026,000 shares of the Company’s common stock and the Company’s secured convertible notes in the aggregate principal amount of $696,850, which are convertible into 696,850 shares of the Company’s Series D Preferred Stock and in turn are convertible into 27,874,000 shares of the Company’s common stock.

9.	Stockholders’ Equity

The Company’s former Chief Executive Officer, Gary H. Brooks, exercised options for the purchase of 500,000 shares of common stock in the first quarter of 2006. The exercise of these options resulted in an increase in stockholders’ equity and a decrease in the severance obligation (Note 7) by $25,000.

The Company cancelled subscriptions receivable totaling $30,000 that were due from a former Director and a former Chief Executive Officer. Cancellation of the subscriptions receivable reduced additional paid-in capital.

10.	Loss Per Share

Basic loss per common share are based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2006 and 2005 since their inclusion would have resulted in an antidilutive effect.

11.	Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance. The Company is currently not aware of any material litigation affecting the Company.

FORM 10-QSB	MARCH 31, 2006

12.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock increased $0.05 from $0.09 at December 31, 2005 to $0.14 at March 31, 2006. Due to the increase in price, application of the variable accounting rules resulted in stock based compensation of $192,000 during the three months ended March 31, 2006. The market price of the Company’s common stock decreased $0.03 from $0.12 at December 31, 2004 to $0.09 at March 31, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by $105,000 during the three month period ended March 31, 2005.

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. The Company estimates the amount of stock-based compensation expense related to currently outstanding options to be approximately $54,000 for the three months ending March 31, 2006.

In determining the compensation cost of the options granted during the three months ended March 31, 2006, as specified by SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

For the three months ended March 31 2006

Risk-free Interest Rate	4.57%
Expected Life of Options Granted	4.8 years
Expected Volatility	138.2%
Expected Dividend Yield	0

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.

Based on the Company’s previous two years’ forfeitures, the Company has adjusted the calculated value of the options for the three months ended March 31, 2006 using a 32.1% average estimated forfeiture rate.

13.	Subsequent Events

Series G Offering

On April 10, 2006, the Company sold in a private placement 148,482 units. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit, with $5.00 of the Unit purchase price allocated to the purchase of the share of Series G Preferred Stock and $0.50 allocated to the purchase of the warrant, for a total offering amount of $816,650.

Each share of Series G Preferred Stock is convertible into 100 shares of common stock. Eight percent dividends accrue on the Series G Preferred Stock and may be paid in cash or in Common Stock in the Company's discretion. The Series G Preferred Stock is senior to the Company's common stock and junior in priority to the Registrant's Series A, C, D, E and F Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series G Preferred Stock, holders of the Series G Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series G Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $5.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

FORM 10-QSB	MARCH 31, 2006

2006 Stock Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan. In April 2006, 2,000,000 shares of common stock were issued to a consultant under the 2006 Plan.

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

Comparison of the Results of Operations for the Three Months ended March 31, 2006 and 2005

We experienced a loss of $1,156,000 in the three month period ended March 31, 2006 compared to a loss of $638,000 for the same period in 2005. The larger loss in the first quarter of 2006 resulted primarily from increases in operating expenses and interest expense.

We generated no revenues from sales of systems in the three months ended March 31, 2006 and 2005. Our service revenues decreased $6,000 to $173,000 in the quarter ended March 31, 2006 from $179,000 in the same period in 2005. Operating results for the first quarter of 2006 included $26,000 in revenues relating to sales of parts and equipment to Neusoft Positron Medical Systems Co., Ltd.

We generated gross profits of $50,000 during the three months ended March 31, 2006 compared to $39,000 for the same period in 2005.

Operating expenses increased $298,000 to $895,000 in the three month period ended March 31, 2006 from $597,000 for the same period in 2005. Research and development expenses decreased $12,000 to $144,000 in the first quarter of 2006 from $156,000 in the same period in 2005. Sales and marketing expenses decreased $160,000 to $70,000 in the three months ended March 31, 2006 from $230,000 in the same quarter in 2005, primarily as a result of lower personnel costs. General and administrative expenses increased $119,000 to $435,000 in the first quarter of 2006 from $316,000 in the same period in 2005. The $119,000 increase in general and administrative expenses is primarily attributable to increases in consulting fees and costs attributable to Neusoft Positron Medical Systems Co., Ltd. Operating expenses in the three month period ended March 31, 2006 included $246,000 in stock based compensation. We reversed stock based compensation by $105,000 in the quarter ended March 31, 2005.

FORM 10-QSB	MARCH 31, 2006

Interest expense increased $189,000 to $269,000 in the three months ended March 31, 2006 from $80,000 in the first quarter of 2005. Interest expense relates to the notes payable to IMAGIN Diagnostic Centres, Inc., Positron Acquisition Corp. and Solaris Opportunity Fund, L.P. Amortization of loan costs, debt discounts and beneficial conversion features of $195,000 and $38,000 was included in interest expense in the first quarter of 2006 and 2005, respectively.

Financial Condition

We had cash and cash equivalents of $95,000 on March 31, 2006. On the same date, we had accounts payable and accrued liabilities outstanding of $1,643,000. We did not sell any imaging systems in the three-month period ended March 31, 2006. In order to resolve our liquidity problems, we must sell imaging systems or seek alternative sources of debt or equity funding. However, there is no assurance that we will be successful in selling new systems or securing additional debt or equity funds.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $63,395,000 at March 31, 2006. The Company will need to increase system sales to achieve profitability in the future.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended December 31, 2005, was qualified with respect to that risk. If we are unable to obtain debt or equity financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Finacial Accounting Standard (“FAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FAS No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

Critical Accounting Policies

Revenue Recognition

Revenues from POSICAMTM system contracts are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-QSB	MARCH 31, 2006

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit	Description of the Exhibit

4.1	Statement of Designation Establishing Series G Preferred Stock of Positron Corporation (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.1	Form of Series G Unit Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.3	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2006).

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

FORM 10-QSB	MARCH 31, 2006

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date: May 12, 2006	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: May 12, 2006	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith