Form 10QSB
period 2006-06-30
POSITRON CORP
filed 2006-08-21
CIK 844985

FORM 10-QSB	JUNE 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 000-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

As of August 14, 2006, there were 81,135,202 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes         ☐    No        ☒

FORM 10-QSB	JUNE 30, 2006

POSITRON CORPORATION

Form 10-QSB for the quarter ended June 30, 2006

FORM 10-QSB	JUNE 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION

BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$248	$209
Accounts receivable	65	--
Inventories	198	202
Prepaid expenses	--	66
Other receivables	22	--
Receivable from affiliated entities	168	--
Other current assets	69	21

Total current assets	770	498

Investment in joint ventures	750	230
Property and equipment, net	96	120
Deferred loan costs	215	--
Other assets	104	57
Total assets	$1,935	$905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,673	$1,694
Customer deposits	15	15
Unearned revenue	157	66
Deposits for Unissued Series G Preferred Stock	--	195
Convertible notes payable to affiliated entity, less discount of $514 and $890	1,619	627

Total current liabilities	3,464	2,597

Convertible notes payable to affiliated entity	800	1,216
Convertible notes payable, less discount of $1,270	30	--
Derivative liabilities for convertible debentures	2,268	--

Total liabilities	6,562	3,813

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464	464
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding	770	770
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 204,482 shares issued and outstanding	1,096	--
Common Stock: $0.01 par value; 800,000,000 shares authorized; 80,335,202 shares issued and 76,385,202 shares outstanding	803	778
Additional paid-in capital	58,765	57,364
Subscription receivable	--	(30)
Accumulated deficit	(66,510)	(62,239)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ equity (deficit)	(4,627)	(2,908)

Total liabilities and stockholders’ equity	$1,935	$905

See accompanying notes

FORM 10-QSB	JUNE 30, 2006

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
System sales	$--	$--	$--	$--
Upgrades	--	34	--	34
Service and component	266	171	464	350

Total revenues	266	205	464	384

Costs of revenues:
System sales	--	87	--	176
Upgrades	--	8	--	8
Service, warranty and component	180	75	328	126

Total costs of revenues	180	170	328	310

Gross profit	86	35	136	74

Operating expenses:
Research and development	116	104	260	260
Selling and marketing	375	213	445	443
General and administrative	470	392	906	708
Stock based compensation	(25)	3	221	(102)

Total operating expenses	936	712	1,832	1,309

Loss from operations	(850)	(677)	(1,696)	(1,235)

Other income (expense)
Interest Income	--	1	--	1
Interest expense	(301)	(273)	(570)	(353)
Derivative losses	(1,887)	--	(1,887)	--
Equity in losses of joint ventures	(77)	--	(118)	--

Total other income (expense)	(2265)	(272)	(2,575)	(352)

Net loss	$(3,115)	$(949)	$(4,271)	$(1,587)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of basic and diluted common shares outstanding	79,896	53,303	78,995	53,286

See accompanying notes

FORM 10-QSB	JUNE 30, 2006

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net loss	$(4,271)	$(1,587)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	24	42
Amortization of loan costs, debt discount and beneficial conversion features	423	233
Stock based compensation	220	(102)
Loss on derivative liabilities	1,887	--
Common stock issued for services	292	--
Equity in losses of joint ventures	118	--
Changes in operating assets and liabilities:
Accounts receivable	(65)	--
Inventory	3	(63)
Prepaid expenses	66	(14)
Other current assets	(104)	18
Field service parts and supplies	(9)	(3)
Accounts payable and accrued liabilities	3	83
Customer deposits	--	1
Unearned revenue	92	(11)

Net cash used in operating activities	(1,321)	(1,403)

Cash flows from investing activities:
Capital expenditures	--	(12)
Investment in joint venture	(639)	--
Advance to affiliated company	(132)	--
Purchase of software license	(50)	--

Net cash used in investing activities	(821)	(12)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	200	1,650
Net proceeds from issuance of convertible debentures	1,080	--
Net proceeds from issuance Series G Preferred Stock	901	--

Net cash provided by financing activities	2,181	1,650

Net increase in cash and cash equivalents	39	235

Cash and cash equivalents, beginning of period	209	133

Cash and cash equivalents, end of period	$248	$368
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--
Non-cash disclosures
Issuance of common stock to satisfy severance obligation	$25	$--
Convertible debenture discount with corresponding increase to paid in capital for value of warranty	$919	$--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$2,268	$--

See accompanying notes

FORM 10-QSB	JUNE 30, 2006

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At June 30, 2006, the Company had an accumulated deficit of $66,510,000 and a stockholders’ deficit of $4,627,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly from year to year.

The Company utilized net proceeds of $1,096,000 from the issuance of Series G Preferred Stock and $1,080,000 in net proceeds from subordinated notes payable to fund its operating activities for the six month period ended June 30, 2006. As a result, the Company had cash and cash equivalents of $248,000 at June 30, 2006. At the same date, the Company had accounts payable and accrued liabilities of $1,673,000. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-QSB	JUNE 30, 2006

4.	Inventories

Inventories at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	Dec. 31, 2005
Raw materials	$211	$235
Work in process	37	17
Subtotal	248	252
Less reserve for obsolescence	(50)	(50)
Total	$198	$202

5.	Investment in Joint Ventures

Neusoft Positron Medical Systems Co. Ltd.

The Company has entered into a joint venture with a Chinese company for the production of its PET scanners. On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"). Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the "JV Company"), to engage in the manufacturing of PET and CT/PET medical imaging equipment. The JV Company received its business license and was organized in September 2005.

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft contributed US$ 1,350,000 to the JV Company for the issuance of 67.5% of the JV Company's capitalization. The Company  contributed US$ 650,000 to the JV Company, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license for the issuance of 32.5% of the JV Company's capitalization. The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system. The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

FORM 10-QSB	JUNE 30, 2006

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
June 30, 2006
(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$578
Other current assets	459
Total current assets	1,037

Intangibles and other assets	653

Total assets	$1,690

CAPITAL

Capital	1,690

Total capital	$1,690

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
SIX MONTH PERIOD ENDED JUNE 30, 2006
(in thousands)

Revenue	$--

Expense
General and administrative expense	270
Total expense	270

Net loss	$(270)

Imaging PET Technologies Inc.

The Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“Quantum”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and Quantum hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. On May 8, 2006, to finalize certain obligations of Quantum related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue Series B Convertible Preferred Stock (the "Series B"), convertible into 65,000,000 shares of the Company's common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies Joint Venture, below.

On June 5, 2006, IPT completed the acquisition of IS2. Pursuant to an assumption agreement with IS2 and assignment agreements with IS2’s secured debt holders, IPT acquired all of IS2’s operating assets and assumed certain of its liabilities.

FORM 10-QSB	JUNE 30, 2006

CONDENSED FINANCIAL STATEMENTS FOR IPT

IMAGING PET TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
June 30, 2006
(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$261
Inventories	1,472
Other current assets	673
Total current assets	2,406

Fixed and other assets	168

Total assets	$2,574

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,367
Total current liabilities	1,367

Non-current liabilities	4

Total liabilities	1,371

Capital	1,203

Total liabilities and capital	$2,574

IMAGING PET TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
PERIOD FROM JUNE 4 (DATE OF ACQUISITION) TO JUNE 30, 2006
(in thousands)

Revenue	$600

Cost of goods sold	473

Gross profit	127

Expense
Operating expenses	179
Other expenses	9

Net loss	$(61)

Quantum Molecular Technologies Joint Venture

On May 8, 2006, the Company amended certain aspects of the Quantum Molecular Technologies Joint Venture (“QMT”) formed with Quantum Molecular Pharmaceuticals, Inc. and IMAGIN Diagnostic Centres, Inc. on December 28, 2005. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and could have further application in the military and aerospace segments. The first solid-state detector technology patent application has been filed by QMT.

Whereas the Company originally held 20% of the interests of QMT, Quantum and IMAGIN assigned 100% of their interests in QMT to the Company. Additionally, the investment amount Quantum and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT interests and participation by the Company in the IPT joint venture and subsequent financing. The investment will be in the form of installment payments, the first of which is due on October 1, 2006. In exchange for the assignment of QMT interests and the investments, the Company will issue Series B Convertible Preferred Stock, convertible into 345,000,000 shares of the Company’s common stock to Quantum and IMAGIN, pro rata. The installment payments are secured by the pledge of the Series B, which have not yet been issued by the Company

FORM 10-QSB	JUNE 30, 2006

6.	Other Assets

Other assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	Dec. 31, 2005
Field service parts and supplies	$54	$45
Deferred loan costs	--	12
Software license	50	--
Total	$104	$57

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	Dec. 31, 2005
Trade accounts payable	$376	$441
Accrued royalties	356	352
Sales taxes payable	238	236
Accrued interest	312	260
Accrued compensation	125	159
Accrued property taxes	117	113
Accrued professional fees	50	80
Other accrued liabilities	99	53
Total	$1,673	$1,694

Accrued compensation includes severance payments payable to the Company's former Chief Executive Officer, Gary H. Brooks. Mr. Brooks resigned effective September 29, 2005. In connection with his resignation, the Company agreed to make severance payments to Mr. Brooks of $18,583.33 per month for a period of six months, and to extend the expiration date of options held by Mr. Brooks through September 30, 2006, and warrants held by Mr. Brooks until the later of (i) October 31, 2007 for 7,000,000 warrants and June 2009 for 500,000 warrants, and (ii) the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares underlying such warrants shall have become effective and shall have remained effective for a period of six months. The Company owed approximately $55,000 on this severance obligation at June 30, 2006.

8.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	Dec. 31, 2005
IMAGIN Diagnostic Centres, Inc., less discount of $354 and $604	$1,545	$1,096
Positron Acquisition Corp., less discount of $0 and 6	634	627
Solaris Opportunity Fund, L.P., less discount of $160 and $280	240	120

Total	$2,419	$1,843

FORM 10-QSB	JUNE 30, 2006

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

At the Annual Meeting of Shareholders held May 18, 2006, the shareholders of the Company approved an amendment and restatement to the Articles of Incorporation to increase the number of authorized shares of Common Stock to 800,000,000.

10.	Series G Preferred Stock

During the three months ended June 30, 2006, the Company issued 204,482 Units in a private placement. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit, with $5.00 of the Unit purchase price allocated to the purchase of the share of Series G Preferred Stock and $0.50 allocated to the purchase of the warrant, for a total offering amount of $1,124,650. The net proceeds of the private placement were approximately $1,096,000.

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

11.	Secured Convertible Notes Payable

Pursuant to the terms of a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually. The Debentures are convertible into shares of the Company’s Common Stock at the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%; provided, however that the percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing of the transaction and (ii) 65% in the event the Registration Statement becomes effective within one hundred and twenty days of the closing of the transaction. The notes also contain antidilutive provisions for pricing. The Company filed a Registration Statement on June 20, 2006. The Company may repay principal and interest in cash in the event that the price of the Company’s Common Stock is below $0.20 on the last business day of a month (at amounts ranging from 120% to 140% based on the timing). Pursuant to the terms of the Agreements, the Company issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.

FORM 10-QSB	JUNE 30, 2006

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009. Pursuant to the terms of the Agreements, the Company shall issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and are being amortized over the maturity periods of the Debentures.

As a result of the beneficial conversion features contained in the Convertible Debentures, the derivatives embedded in the Debentures have been classified as derivative liabilities. Fair value of the embedded derivatives is determined using the Black Sholes Valuation Method. The combined liabilities recorded during the three and six months ended June 30, 2006 totaled $2,268,000. Of such amount, $380,600 was recorded as debt discount and is being amortized over the term of the Debentures and $1,887,000 was immediately charged to loss on derivative obligations during the three months ended June 30, 2006. Additionally, the Company recorded a discount of $919,400 against the Convertible Debentures for the fair market value of the warrants issued. The discount, which was recorded as an increase to stockholders’ equity, is being amortized to interest expense over the term of the Debentures, utilizing the effective interest method.

12.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2006 and 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

FORM 10-QSB	JUNE 30, 2006

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator	(In Thousands, except per share data)
Basic and diluted loss	$(3,115)	$(949)	$(4,271)	$(1,587)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	79,896	53,303	78,995	53,286

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

13.	Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance. The Company is currently not aware of any material litigation affecting the Company.

14.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock increased from $0.09 at December 31, 2005 to $0.12 at June 30, 2006. Due to the increase in price, application of the variable accounting rules resulted in stock based compensation of $116,000 during the six months ended June 30, 2006. The market price of the Company’s common stock decreased $0.03 from $0.12 at December 31, 2004 to $0.09 at June 30, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by $102,000 during the six month period ended June 30, 2005. For the three months ended June 30, 2006 and 2005, the Company recognized a reversal of stock based compensation of $25,000 and stock based compensation expense of $3,000, respectively.

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. The Company estimates the amount of stock-based compensation expense related to currently outstanding options to be approximately $51,000 and $105,000 for the three and six months ended June 30, 2006, respectively.

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.

Based on the Company’s previous two years’ forfeitures, the Company has adjusted the calculated value of the options for the three and six months ended June 30, 2006 using a 32.1% average estimated forfeiture rate.

14.	Stock Based Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan. On April 10, 2006, 2,000,000 shares of common stock were issued to a consultant under the 2006 Plan. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $292,000.

FORM 10-QSB	JUNE 30, 2006

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

Comparison of the Results of Operations for the Three Months ended June 30, 2006 and 2005

We experienced a loss of $3,115,000 for the three months ended June 30, 2006 compared to a loss of $949,000 for the same quarter in 2005. The significant increase in the loss is due primarily to $1,887,000 of derivatives losses resulting from the fair market valuation of embedded derivatives in convertible debentures issued during the period.

Although the Company earned no revenue from system upgrades during the three months ended June 30, 2006, revenue earned under service contract was $266,000 which accounted for all revenues during the period. Total revenues for the three month period ended June 30, 2005 were $205,000 of which $171,000 came from service contracts and $34,000 from system upgrades. The increase in service revenue is attributable to several customers executing service contracts after the expiration of the warranty received with the original purchase of their PET systems.

The Company generated gross profits of $86,000 during the three months ended June 30, 2006 compared to gross profits of $35,000 for the same three months in 2005. Costs of sales and services for the three months ended June 30, 2005 included $87,000 related to system sales; there were no costs of system revenues for the same period in 2006. Cost of revenues associated with service contracts were $180,000 and $75,000 for the three month periods ending June 30, 2006 and 2005, respectively.

Operating expenses increased $224,000 to $936,000 for the three months ended June 30, 2006 from $712,000 for the same period in 2005. Sales and marketing expense for the three months ended June 30, 2006 increased to $375,000 from $213,000 for the same period in 2005. This significant increase resulted primarily from $292,000 of consulting fees which were exchanged for shares of the Company's common stock. Sales and marketing salaries for the second quarter of 2006 were $16,000 compared to $122,000 during the second quarter of 2005. General and administrative expenses increased $78,000 to $470,000 in the quarter ended June 30, 2006 from $392,000 in the same period in 2005. This increase in general and administrative expenses primarily resulted from increased consulting fees expensed in 2006. Net stock based compensation of $(25,000) for the quarter ended June 30, 2006 is due to the reversal of previously recorded compensation associated with re-priced options resulting from a decrease in the price of the Company’s common stock.

FORM 10-QSB	JUNE 30, 2006

Interest expense of $301,000 in the second quarter of 2005 compared to $273,000 of interest expense in the same period in 2005. During the three months ended June 30, 2006 equity in losses of joint ventures was $77,000. The Company’s investments in the joint ventures were made subsequent to the quarter ended June 30, 2005 and therefore no equity adjustments were recorded during the second quarter 2005.

Comparison of the Results of Operations for the Six Months ended June 30, 2006 and 2005

The company had net losses of $4,271,000 and $1,587,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in the loss in 2006 resulted primarily from derivative losses. Increases in interest expense, stock based compensation, and equity in losses of joint venture investments also contributed to the increased loss in 2006.

No revenues were generated from sales of systems during the six months ended June 30, 2006 or the six months ended June 30, 2005. Revenues of $464,000 for the six months ended June 30, 2006 consisted exclusively of revenue from service contracts and components, as compared to $350,000 of service revenue for the same period in 2005 while total revenues for the 2005 period were $384,000. Increased service revenue is attributed to new service contract with customers whose warranties on their PET systems expired.

Gross profit for the six months ended June 30, 2006 was $136,000 or 29.3% compared to $74,000 or 19.2% for the same period in 2005. Improved gross profit is attributable in large part to decreases in cost of revenues expenses including a decrease in salaries and related expenses of nearly $50,000.

Operating expenses increased $523,000 to $1,832,000 for the six months ended June 30, 2006 from $1,309,000 for the same period in 2005. Research and development expenses were consistent at $260,000 for each of the six month periods. Sales and marketing expense for the six months ended June 30, 2006 was $445,000 compared to $443,000 for the same period in 2005. The increase in general and administrative expenses primarily resulted from increased consulting fees for certain outsourced services and projects. Overall general and administrative increased to $906,000 from $708,000 for the six months ended June 30, 2006 and 2005, respectively. The company recorded stock based compensation of $221,000 for the six months ended June 30, 2006. A reversal of stock based compensation of $102,000 relating to the application of the variable accounting rules to the re-pricing of warrants and options was recorded in the first six months of 2005.

Interest expense of $570,000 for the six months ended June 30, 2006 is an increase of $217,000 over interest expense of $353,000 for the six months ended June 30, 2005. The Company issued $1,500,000 of new convertible secured debentures during the six months ended June 30, 2006. Interest expense in the first six months of 2006 includes $414,700 in amortization of loan costs, debt discounts and beneficial conversion features. For the six months ended June 30, 2006 the Company recorded equity in the losses of joint ventures of $118,000.

Financial Condition

The Company had cash and cash equivalents of $248,000 on June 30, 2006. On the same date, accounts payable and accrued liabilities outstanding totaled $1,673,000. The Company did not sell any imaging systems in the six-month period ended June 30, 2006. Sales of imaging systems and/or additional debt or equity financings will eventually be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern. However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $66,510,000 at June 30, 2006. The Company will need to increase system sales to achieve profitability in the future.

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

FORM 10-QSB	JUNE 30, 2006

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect of the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

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

FORM 10-QSB	JUNE 30, 2006

ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on May 18, 2006, a majority of the Company’s shareholders approved an amendment and restatement to the Company’s Articles of Incorporation to increase the number of shares of authorized common stock, par value $.01 per share, from 100,000,000 shares to 800,000,000.

ITEM 5 - OTHER INFORMATION

On May 31, 2006, Solaris Opportunity Fund, L.P., a Delaware limited partnership (“Solaris”) transferred all of its interest in the Company’s Convertible Notes and Series F Convertible Notes to Quantum Molecular Pharmaceuticals, Inc., a Canadian corporation “(“QMP”) and wholly-owned subsidiary of Imagin Diagnostic Centres, Inc., a Canadian corporation (“IDC”). As reported in Solaris’ Form 4 filed on June 5, 2006, and subsequent amendments thereto, the Convertible Notes are in the aggregate principal amount of $740,000 and convertible into 37,000,000 shares of the Registrant’s common stock and the Series F Convertible Note is in the principal amount of $400,000 and convertible into 20,000,000 shares of the Company’s common stock. Solaris received a promissory note in the principal amount of $11,400,000 and options to purchase 50,000,000 shares of the Company’s common stock at an exercise price of $.05 per share. Prior to this sale, IDC held rights to 87,749,000 shares of the Company’s common stock. Patrick G. Rooney, the Company’s Chairman of the Board, is the managing director of Solaris’ managing partner.

ITEM 6 - EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K. During the second quarter of 2006 and to the date of the filing of this quarterly report, the Company filed four Form 8-K Current Reports on May 26, 2006, June 1, 2006, June 2, 2006 and July 14, 2006. The reports disclosed a Regulation FD disclosure, the Company’s financing with private investors in the amount of $2,000,000, the resignation of the Company’s registered accounting firm and the retention of the Company’s new registered accounting firm, respectively.

FORM 10-QSB	JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION
(Registrant)

Date: August 18, 2006	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: August 18, 2006	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

*  Filed herewith

#  Furnished herewith