Form 10QSB
period 2006-09-30
POSITRON CORP
filed 2006-11-14
CIK 844985

FORM 10-QSB	SEPTEMBER 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

As of November 14, 2006, there were 85,205,202 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes   ☐      No   ☒

FORM 10-QSB	SEPTEMBER 30, 2006

POSITRON CORPORATION

Form 10-QSB for the quarter ended September 30, 2006

FORM 10-QSB	SEPTEMBER 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION

BALANCE SHEET
(In thousands, except share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$57	$209
Accounts receivable	51	--
Inventories	200	202
Prepaid expenses	--	66
Receivable from affiliated entities	287	--
Other current assets	--	21

Total current assets	595	498

Investment In Joint Ventures	572	230
Property and equipment, net	88	120
Deferred loan costs	196	12
Other assets	87	45
Total assets	$1,538	$905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$1,384	$1,709

Unearned revenue	211	66
Deposits for Unissued Series G Preferred Stock	--	195
Convertible notes payable to affiliated entity, less discount of $890	--	627

Total current liabilities	1,595	2,597

Convertible notes payable to affiliated entities	--	1,216
Convertible notes payable, less discount of $1,267	33	--
Derivative liabilities for convertible debentures	2,195	--

Total liabilities	3,823	3,813

Stockholders’ equity (deficit):
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 1,639,861 shares issued and outstanding	1,640
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding	--	770
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 204,482 shares issued and outstanding	204	--
Common Stock: $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 85,205,202 shares issued and 85,145,046 outstanding, and 77,835,202 shares issued and 77,775,046 shares outstanding	852	778
Additional paid-in capital	61,730	57,364
Subscription receivable	--	(30)
Accumulated deficit	(67,160)	(62,239)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ equity (deficit)	(2,285)	(2,908)

Total liabilities and stockholders’ equity	$1,538	$905

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

POSITRON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
System sales	$200	$--	$200	$--
Upgrades	--	3	--	37
Service and component	223	175	687	525

Total revenues	423	178	887	562

Costs of revenues:
System sales	50	84	50	260
Upgrades	--	--	--	8
Service, warranty and component	210	50	538	176

Total costs of revenues	260	134	588	444

Gross profit	163	44	299	118

Operating expenses:
Research and development	162	92	422	352
Selling and marketing	37	127	482	570
General and administrative	287	457	1,194	1,165
Stock based compensation	(61)	(61)	159	(163)

Total operating expenses	425	615	2,257	1,924

Loss from operations	(262)	(571)	(1,958)	(1,806)

Other income (expense)
Interest Income	--	--	--	1
Interest expense	(281)	(284)	(851)	(637)
Derivative gains (losses)	73	--	(1,815)	--
Equity in losses of joint ventures	(179)	--	(297)	--

Total other income (expense)	(387)	(284)	(2,963)	(636)

Net loss	$(649)	$(855)	$(4,921)	$(2,442)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of basic and diluted common shares outstanding	82,056	76,325	80,019	61,050

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

POSITRON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net loss	$(4,921)	$(2,442)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	38	58
Amortization of loan costs, debt discount and beneficial conversion features	630	441
Stock based compensation	159	(164)
Loss on derivative liabilities	1,815	--
Common stock issued for services	361	--
Equity in losses of joint ventures	297	--
Changes in operating assets and liabilities:
Accounts receivable	(51)	--
Inventory	2	(94)
Prepaid expenses	66	27
Other current assets	22	(12)
Field service parts and supplies	5	(1)
Accounts payable and accrued liabilities	78	205
Unearned revenue	145	(28)

Net cash used in operating activities	(1,354)	(2,010)

Cash flows from investing activities:
Investment in joint ventures	(638)	--
Purchase of property and equipment	(4)	(19)
Purchase of software license	(50)	--

Net cash used in investing activities	(692)	(19)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	200	2,050
Proceeds from issuance of convertible securities, net	1,080	--
Proceeds from issuance Series G Preferred Stock, net	901	--
Advance to affiliated entities	(287)	--

Net cash provided by financing activities	1,894	2,050

Net (decrease) increase in cash and cash equivalents	(152)	21

Cash and cash equivalents, beginning of period	209	133

Cash and cash equivalents, end of period	$57	$154
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--
Non-cash disclosures
Issuance of common stock to satisfy severance obligation	$25	$--
Convertible debenture discount with corresponding increase to paid in capital for value of warranty	$919	$--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$2,268	$--
Issuance of Series B Preferred Stock to satisfy accrued interest obligation	$380	$--
Conversion of debentures to Series B Preferred Stock	$2,934	$--
Conversion of Series C Preferred Stock to Series B Preferred Stock	$770	$--

See accompanying notes

FORM 10-QSB	SEPTEMBER 30, 2006

POSITRON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Since its inception, the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At September 30, 2006, the Company had an accumulated deficit of $67,160,314 and a stockholders’ deficit of $2,284,987. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly from year to year.

The Company utilized net proceeds of $901,000 from the issuance of Series G Preferred Stock and $1,080,000 from notes payable to fund its operating activities for the nine month period ended September 30, 2006. As a result, the Company had cash and cash equivalents of $57,000 at September 30, 2006. At the same date, the Company had accounts payable and accrued liabilities of $1,384,000. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-QSB	SEPTEMBER 30, 2006

4.	Inventories

Inventories at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	Dec. 31, 2005
Raw materials	$211	$235
Work in process	39	17
Subtotal	250	252
Less reserve for obsolescence	(50)	(50)
Total	$200	$202

5.	Investment in Joint Ventures

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

FORM 10-QSB	SEPTEMBER 30, 2006

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
September 30, 2006
(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$366
Other current assets	516
Total current assets	882

Intangibles and other assets	652

Total assets	$1,534

CAPITAL

Capital	1,534

Total capital	$1,534

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
(in thousands)

Revenue	$--

Expense
General and administrative expense	406
Total expense	406

Net loss	$(406)

Imaging PET Technologies Inc.

The Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“Quantum”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and Quantum hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. On May 8, 2006, to finalize certain obligations of Quantum related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue Series B Convertible Preferred Stock (the “Series B”), convertible into 65,000,000 shares of the Company’s common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies Joint Venture, below.

FORM 10-QSB	SEPTEMBER 30, 2006

On June 5, 2006, IPT completed the acquisition of IS2. Pursuant to an assumption agreement with IS2 and assignment agreements with IS2’s secured debt holders, IPT acquired all of IS2’s operating assets and assumed certain of its liabilities.

CONDENSED FINANCIAL STATEMENTS FOR IPT

IMAGING PET TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
September 30, 2006
(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$156
Inventories	1,867
Other current assets	611
Total current assets	2,634

Fixed and other assets	143

Total assets	$2,777

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable and other current liabilities	$1,485
Total current liabilities	1,485

Non-current liabilities	4

Total liabilities	1,489

Capital	1,288

Total liabilities and capital	$2,777

IMAGING PET TECHNOLOGIES, INC.
CONDENSED STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
(in thousands)

Revenue	$1,650

Cost of goods sold	1,347

Gross profit	303

Expenses
Operating expenses	597
Other expenses	38

Net loss	$(332)

FORM 10-QSB	SEPTEMBER 30, 2006

Quantum Molecular Technologies Joint Venture

On May 8, 2006, the Company amended certain aspects of the Quantum Molecular Technologies Joint Venture (“QMT”) formed with Quantum Molecular Pharmaceuticals, Inc. and IMAGIN Diagnostics Centres, Inc. on December 28, 2005. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and could have further application in the military and aerospace segments. The first solid-state detector technology patent has been filed by QMT.

Whereas the Company originally held 20% of the interests of QMT, Quantum and IMAGIN assigned 100% of their interests in QMT to the Company. Additionally, the investment amount Quantum and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT interests and participation by the Company in the IPT joint venture and subsequent financing. The investment will be in the form of installment payments, the first of which is due on October 1, 2006. In exchange for the assignment of QMT interests and the investments, the Company will issue Series B Convertible Preferred Stock, convertible into 345,000,000 shares of the Company’s common stock to Quantum and IMAGIN, pro rata. The installment payments are secured by the pledge of the Series B, which have been authorized but not yet issued by the Company.

6.	Other Assets

Other assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
Field service parts and supplies	$39	$45
Software license	48	--
Total	$87	$45

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
Trade accounts payable	$416	$441
Accrued royalties	366	352
Sales taxes payable	255	236
Accrued interest	25	260
Accrued compensation	120	159
Accrued property taxes	111	113
Accrued professional fees	50	80
Customer deposits	15	15
Other accrued liabilities	26	53
Total	$1,384	$1,709

FORM 10-QSB	SEPTEMBER 30, 2006

Accrued compensation includes severance payments payable to the Company's former Chief Executive Officer, Gary H. Brooks. Mr. Brooks resigned effective September 29, 2005. In connection with his resignation, the Company agreed to make severance payments to Mr. Brooks of $18,583.33 per month for a period of six months, and to extend the expiration date of options held by Mr. Brooks through September 30, 2006, and warrants held by Mr. Brooks until the later of (i) October 31, 2007 for 7,000,000 warrants and June 30, 2009 for 500,000 warrants, and (ii) the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares underlying such warrants shall have become effective and shall have remained effective for a period of six months. The Company owed approximately $55,000 on this severance obligation at September 30, 2006.

8.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
IMAGIN Diagnostic Centres, Inc., less discount of $610	$--	$1,096
Positron Acquisition Corp., less discount of $6	--	627
Quantum Molecular Pharmaceuticals, Inc., less discount of $280	--	120

Total	$--	$1,843

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

The Company converted all outstanding convertible notes payable and accrued interest due to affiliated entities to Series B Preferred Stock (see note 9). Following is a description of each conversion:

The Company and Imagin Diagnostic Centres, Inc converted principal and interest of $1,164,192 outstanding upon the Series E Convertible Promissory Notes and principal and interest of $877,669 of Convertible Secured Notes into 690,930.5 shares of Series B Preferred Stock.

The Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.

FORM 10-QSB	SEPTEMBER 30, 2006

The Company and Quantum Molecular Pharmaceuticals, Inc. converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.

9.	Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock. The number of shares authorized was 9,000,000. Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, D, E and F Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote. While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company. The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share. As of September 30, 2006, 1,639,860.5 shares of Series B Preferred Stock were outstanding and the Company had commitments to issue an additional 4,100,000 shares of Series B Preferred Stock.

10.	Stockholders’ Equity

As discussed in Note 8, the Company and various holders of Secured Convertible Promissory Notes and Series C Preferred Stock converted the debt and equity into 1,679,861 shares of Series B Preferred Stock. Subsequently, 40,000 shares of Series B Preferred Stock were converted to 4,000,000 shares of the Company’s common stock.

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

11.	Series G Preferred Stock

During the nine months ended September 30, 2006, the Company issued 204,482 Units in a private placement. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit, with $5.00 of the Unit purchase price allocated to the purchase of the share of Series G Preferred Stock and $0.50 allocated to the purchase of the warrant, for a total offering amount of $1,124,650. The net proceeds of the private placement were approximately $1,096,000.

FORM 10-QSB	SEPTEMBER 30, 2006

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

12.	Secured Convertible Notes Payable

Pursuant to the terms of a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually. The Debentures are convertible into shares of the Company’s Common Stock at the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%; provided, however that the percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing of the transaction and (ii) 65% in the event the Registration Statement becomes effective within one hundred and twenty days of the closing of the transaction. The Company filed a Registration Statement on June 20, 2006. The Company may repay principal and interest in cash in the event that the price of the Company’s Common Stock is below $0.20 on the last business day of a month. Pursuant to the terms of the Agreements, the Company issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.

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

As a result of the beneficial conversion features contained in the Convertible Debentures, the derivatives embedded in the Debentures have been classified as derivative liabilities. Fair value of the embedded derivatives is determined using the Black Sholes Valuation Method. The combined liabilities recorded during the nine months ended September 30, 2006 totaled $2,195,000. Of such amount, $380,600 was recorded as debt discount and is being amortized over the term of the Debentures and $1,814,000 was charged to loss on derivative obligations during the nine months ended September 30, 2006. The Company recorded a gain on derivative obligations of $73,000 for the three months ended September 30, 2006. Additionally, the Company recorded a discount of $919,400 against the Convertible Debentures for the fair market value of the warrants issued. The discount, which was recorded as an increase to additional paid-in capital, is being amortized to interest expense over the term of the Debentures, utilizing the effective interest method.

FORM 10-QSB	SEPTEMBER 30, 2006

13.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2006 and 2005 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(649)	$(855)	$(4,921)	$(2,442)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	82,056	76,325	80,019	61,050

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.04)

14.	Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance. The Company is currently not aware of any material litigation affecting the Company.

15.	Stock Based Compensation

In connection with the May 2004 transaction with IMAGIN, the Company re-priced various options and warrants to employees that are subject to the variable accounting rules. The market price of the Company’s common stock decreased $0.03 from $0.12 at December 31, 2004 to $0.09 at September 30, 2005. Due to the decline in price, application of the variable accounting rules resulted in the reversal of stock based compensation by $163,000 during the nine month period ended September 30, 2005.

Effective January 1, 2006 the Company adopted the revision to SFAS 123 (“SFAS 123R”), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions utilizing the modified prospective method. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. The Company estimates the amount of stock-based compensation expense related to currently outstanding options to be approximately ($61,000) and $159,000 for the three and nine months ended September 30, 2006, respectively.

FORM 10-QSB	SEPTEMBER 30, 2006

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant.

Based on the Company’s previous two years’ forfeitures, the Company has adjusted the calculated value of the options for the three and nine months ended September 30, 2006 using a 32.1% average estimated forfeiture rate.

16.	Stock Based Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan. The Company issued 870,000 and 2,870,000 shares of common stock to consultants under the 2006 Plan during the three and nine months ended September 30, 2006, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $68,900 and $292,000, respectively.

17.	Related Party Transactions

In September 2006, the Company sold Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, a refurbished HZL Pet Imaging machine. The sales price of the machine was $200,000. The Company also billed $18,000 for time and expense related to installation. As of September 30, 2006 INP owes the Company $167,290.

As of September 30, 2006 the Company has a receivable in the amount of $119,795 from Neusoft Positron Medical Systems Co. Ltd., for parts and materials purchased on behalf of the joint venture.

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

Comparison of the Results of Operations for the Three Months ended September 30, 2006 and 2005

We experienced a loss of $649,000 for the three months ended September 30, 2006 compared to a loss of $855,000 for the same quarter in 2005. The decrease in the loss in 2006 is due primarily to an increase in gross profit from $44,000 in 2005 to $163,000 in 2006. A decrease in operating costs from $615,000 to $425,000 for the three months ended September 30, 2005 and 2006, respectively, also contributed to the decrease in the loss.

FORM 10-QSB	SEPTEMBER 30, 2006

The Company earned revenue of $200,000 from the sale of a refurbished HZL PET Imaging machine during the three months ended September 30, 2006. The unit which was sold to Imagin Nuclear Partners Corporation had been purchased by the Company during the second quarter. Revenue earned under service contracts was $223,000 during the third quarter. Total revenues for the three month period ended September 30, 2005 were $178,000 of which $175,000 came from service contracts and $3,000 from system upgrades. The increase in service revenue is attributable to several customers executing service contracts after the expiration of their warranties received with the original purchase of their PET systems.

The Company generated gross profits of $163,000 during the three months ended September 30, 2006 compared to gross profits of $44,000 for the same three months in 2005. Costs of sales of the refurbished HZL PET Imaging system were $50,000 which was the Company’s acquisition cost of the unit. Additional costs to refurbish the unit were paid for by Imagin Nuclear Partners. Cost of system revenues for the three months ended September 30, 2005 were $84,000 related to system sales. Cost of revenues associated with service contracts were $210,000 and $50,000 for the three month periods ending September 30, 2006 and 2005, respectively.

Operating expenses decreased $190,000 to $425,000 for the three months ended September 30, 2006 from $615,000 for the same period in 2005. Sales and marketing expense for the three months ended September 30, 2006 decreased to $37,000 from $127,000 for the same period in 2005. This significant decrease resulted primarily from cost cutting efforts by Company management, particularly of sales personnel and related costs. Sales and marketing salaries for the third quarter of 2006 were $16,000 compared to $122,000 during the third quarter of 2005. General and administrative expenses decreased $170,000 to $287,000 during the quarter ended September 30, 2006 from $457,000 in the same period in 2005. The decrease is attributable in large part to a reduction in salaries which were $207,000 during the three months ended September 30, 2005 compared to $90,000 for the same period in 2006. Legal, professional and insurance costs also decreased significantly from a total of $128,000 in 2005 to $27,000 in 2006. The decreases reflect management’s cost cutting efforts necessary to offset declining revenues since there have not been any sales of new systems since 2004.

Interest expense which includes discounts of beneficial conversion features of convertible debt remained consistent from period to period. During the three months ended September 30, 2006 equity in losses of joint ventures was $179,000. The Company’s investments in the joint ventures were made subsequent to the quarter ended September 30, 2005 and therefore no equity adjustments were recorded during the third quarter 2005. Other income for the three months ended September 30, 2006 also includes derivative gains of $73,000.

Comparison of the Results of Operations for the Nine Months ended September 30, 2006 and 2005

The company had net losses of $4,921,000 and $2,442,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in the loss in 2006 resulted primarily from increases in general and administrative expenses and derivative losses.

System sales revenues of $200,000 during the nine months ended September 30, 2006 were from the sales of a refurbished system as discussed previously. No system sales revenue was generated during the nine months ended September 30, 2005. Service and component revenues for the first nine months of 2006 were $687,000 compared to $525,000 for the same period in 2005. Increased service revenue is attributed to new service contracts with customers whose warranties on their PET systems expired.

Gross profit for the nine months ended September 30, 2006 was $299,000 or 33.7% compared to $118,000 or 21.0% for the same period in 2005. The refurbished system was sold at a gross profit margin of 75% which contributed to the overall increase for the period. Additionally, the Company has experienced several problems with one particular customer’s system. As a result, the Company has not only incurred significant costs relating to the service but also has allowed the customer to suspend monthly service fees until the problems are corrected. The lost revenues for the quarter approximated $25,000.

FORM 10-QSB	SEPTEMBER 30, 2006

Operating expenses increased $333,000 to $2,257,000 for the nine months ended September 30, 2006 from $1,924,000 for the same period in 2005. Research and development expenses increased by $70,000 to $422,000 for the nine months ended September 30, 2006 compared to the same period in 2005. The increase is due mainly to costs associated with the Neusoft Joint Venture. Sales and marketing expenses decreased to $482,000 for the nine months ended September 30, 2006 from $570,000 for the same period in 2005. Decreases in sales and marketing personnel cost attributed in large part to the overall decrease. General and administrative salaries of $247,000 in 2006 are a significant decrease from $425,000 in 2005. Legal and insurance costs in 2006 were $150,000 less than in 2005. General and administrative consulting costs were $287,000 during the nine months ended September 30, 2006 compared to $0 for the same period in 2005. The increase in consulting fees reflects management’s decision to reduce headcount and outsource some critical functions. The company recorded stock based compensation of $159,000 for the nine months ended September 30, 2006. A reversal of stock based compensation of $163,000 relating to the application of the variable accounting rules to the re-pricing of warrants and options was recorded in the first nine months of 2005.

Interest expense of $851,000 for the nine months ended September 30, 2006 is an increase of $214,000 over interest expense of $637,000 for the nine months ended September 30, 2005. The Company issued $1,500,000 of new convertible secured debentures during the nine months ended September 30, 2006. Interest expense in the first nine months of 2006 includes amortization of loan costs, debt discounts and beneficial conversion features on new and existing debt. The Company also recorded derivative losses of $1,815,000 resulting from embedded derivatives with the issuance of convertible debentures during the nine months ended September 30, 2006. For the nine months ended September 30, 2006 the Company recorded equity in the losses of joint ventures of $297,000. These joint ventures did not have any operating activity during the nine months ended September 30, 2005.

Financial Condition

The Company had cash and cash equivalents of $57,000 on September 30, 2006. On the same date, accounts payable and accrued liabilities outstanding totaled $1,384,000. The Company did not sell any new imaging systems in the nine-month period ended September 30, 2006. Sales of imaging systems and/or additional debt or equity financings will eventually be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern. However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

Since inception, we have been unable to sell our POSICAMTM systems in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. Due to the sizable selling prices of our systems and the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. We have an accumulated deficit of $67,160,000 at September 30, 2006. The Company will need to increase system sales to achieve profitability in the future.

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

FORM 10-QSB	SEPTEMBER 30, 2006

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORM 10-QSB	SEPTEMBER 30, 2006

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2006, the Company reorganized the structure of debt and convertible equity of its three largest finance partners: Positron Acquisition Corporation (“PAC”); Quantum Molecular Pharmaceuticals, Inc. (“QMP”); and Imagin Diagnostic Centres, Inc. (“IDC”). Through this reorganization, the Company converted all of its outstanding convertible debt held by PAC, QMP and IDC, together with all accrued interest and dividends on the convertible notes and the Series C, Series D and Series E Preferred Stock into a new class of the Company’s Series B Convertible Preferred Stock. The Company has designated 9,000,000 shares out of its 10,000,000 shares of authorized preferred stock as Series B Convertible Preferred Stock, $1.00 par value (“Series B Preferred Stock”). Each share of the Series B Preferred Stock is convertible into 100 shares of Common Stock. The Series B Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on any matter requiring shareholder vote.

The Company and IDC converted the $1,164,192 of principal and interest outstanding upon the Series E Convertible Notes and the $877,669 of principal and interest outstanding upon the Convertible Secured Notes held by IDC into 690,930.5 shares of Series B Preferred Stock. The Company and PAC converted the $818,066 of principal and interest outstanding upon the Series D Secured Convertible Promissory Notes and the 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. PAC subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock. The Company and QMP converted the $453,144 of principal and interest outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

4.1 Statement of Designation Establishing Series B Convertible Preferred Stock*

* Filed herewith

FORM 10-QSB	SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date:November 14, 2006	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date:November 14, 2006	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith