Form 10KSB
period 2006-12-31
POSITRON CORP
filed 2007-04-13
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.)     ☒

Issuer's revenues for fiscal year ended December 31, 2006: $2,213,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of April 10, 2007: $6,020,520.

As of April 10, 2007, there were 87,205,202 shares of the Registrant's common stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

PET technology is an advanced imaging technique, which permits the measurement of the biological processes of organs and tissues, as well as producing anatomical and structural images.  Other advanced imaging techniques, such as magnetic resonance imaging (“MRI”) and computed tomography (“CT”), produce anatomical and structural images, but do not image or measure biological processes.  The ability to measure biological abnormalities in tissues and organs allows physicians to detect disease at an early stage, and provides information, which would otherwise be unavailable, to diagnose and treat disease.  The Company believes that PET technology could lower the total cost of diagnosing and tracing certain diseases by providing a means for early diagnosis and reducing expensive, invasive or unnecessary procedures, such as angiograms or biopsies which, in addition to being costly and painful, may not be necessary or appropriate.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Medical Imaging Industry Overview

Diagnostic imaging allows a physician to assess disease, trauma or dysfunction without the necessity of surgery. The diagnostic imaging industry includes ultrasound, X-ray, MRI, CT, and nuclear medicine (which include PET and Single-Photon Emission Computed Tomography (“SPECT”)). MRI technology uses powerful magnetic fields to provide anatomical and structural images of the brain, the spine and other soft tissues, as well as determining the location and size of tumors.  CT scans use X-ray beams to obtain anatomical and structural images of bones and organs.  Nuclear medicine focuses on providing information about the function and biological processes of organs and tissues through the use of radiopharmaceuticals.

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

Radiopharmaceuticals used in PET technology can be created using many natural substances including carbon, oxygen, nitrogen and fluorine.  The PET procedure to be performed determines the type of radiopharmaceutical used.  Radiopharmaceuticals are made ready for use at a clinic, hospital, or commercial nuclear pharmacy by either a cyclotron or generator. Cyclotrons require an initial capital investment of up to $2 million, an additional capital investment for site preparation, and significant annual operating expenses.  Generators require an initial capital investment of approximately $60,000, no additional capital investment for site preparation, and monthly operating expenses of approximately $30,000.  While POSICAM™ systems have been designed flexibly to be used with both cyclotron and generator-produced radiopharmaceuticals; they have proprietary design features that enhance their ability to use generator-produced radiopharmaceuticals.  As a result, clinics or hospitals intending to focus on certain cardiac PET applications can avoid the significant capital and operating expenses associated with a cyclotron.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Marketing Strategy

The Company’s initial marketing strategy targeted clinical cardiology based on research conducted at the University of Texas.  This research showed the commercial potential of clinical cardiology applications of PET imaging. With the development of the POSICAM™ HZ, POSICAM™ HZL, mPowerTM, and the Company’s upcoming technology from our joint venture partner in China, Positron will present to the market affordable technology that specializes in cardiac imaging.  The Company believes that it can capture significant market share by leveraging its strong reputation in the cardiology marketplace with combining physician and patient concentric software applications.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

The Company typically provides a one-year warranty to purchasers of POSICAM™ systems.  However, in the past, the Company offered multi-year warranties to facilitate sales of its systems.  Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls.  The Company offers to provide service to all of its POSICAM™ systems; however at year end 2006, the company had ten (10) service contracts in force and one (1) system under manufacturer’s warranty.

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM™ systems during 2006 and 2005.

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

The Company’s primary competition from commercial manufacturers of PET systems comes from General Electric Medical Systems (“GEMS”) a division of General Electric Company (“GE”), Siemens Medical Systems, Inc. (“Siemens) and Philips Medical (“Philips”).  GE, Siemens and Philips have substantially greater financial, technological and personnel resources than the Company.  See “Item 1.  Description of Business—Risk Associated with Business Activities—Substantial Competition and Effects of Technological Change.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

GE, Siemens and Philips have introduced a scanner that combines CT scanning and PET in one unit.  In collaboration with its joint venture partner, Neusoft Medical Systems, Positron will introduce a PET/CT scanner. High field MRI technology, an advanced version of MRI, is in the development stage, but is a potential competitor to PET in certain neurology and oncology applications.  Presently, high field MRI may be useful in performing certain research (non-clinical) applications such as blood flow studies to perform “brain mapping” to localize the portions of the brain associated with individual functions (such as motor activities and vision). However, high field MRI does not have the capability to assess metabolism.  The Company cannot presently predict the future competitiveness of high field MRI or CT.

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

In 1995, CMS approved reimbursement for one PET procedure in cardiology.  In 1998, four additional procedures in cardiology, oncology and neurology were approved.  In February 1999, three additional procedure reimbursements were approved in oncology.  In December 2000, six additional procedure reimbursements were approved in oncology, one in cardiology and one in neurology.  In 2001, further refinements of the reimbursement policies were introduced with expansion in oncology.  Whether CMS will continue to approve additional reimbursable procedures, and whether private insurers will follow CMS’s lead are unknown at this time.  PET scanner demand in the US increased markedly after the announcement of increasing reimbursement.  It is unknown at this time if the increase in demand will be sustained as reimbursement expands.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Manufacturing

Joint Venture with Neusoft Medical Systems Co., Ltd.

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

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling Positron Emission Tomography ("PET") and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology.  The purpose and scope of the JV Company's technology business is to research, develop and manufacture Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT), and to otherwise provide relevant technical consultation and services.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  Positron has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  The parties share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Research and Development

The Company’s POSICAM™ systems are based upon proprietary technology initially developed at the University of Texas Health Science Center (“UTHSC”) in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (“Clayton Foundation”), a Houston-based, non-profit organization.  Since that time, the Company has funded further product development and commercialization of the system.  These research and development activities are costly and critical to the Company’s ability to develop and maintain improved systems.  The Company’s research and development expenses were approximately $1,165,000 and $446,000 for the years 2006 and 2005, respectively.   The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $373,000 were included in liabilities at December 31, 2006.

The Company has several historic domestic and international patents pertaining to positron emission tomography technology and currently maintains one active U.S. patent relating to the unique construction and arrangement of the photo detector module array used in its devices.  This was issued in May 1993 and expires in December of 2011.

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

Backlog

As of December 31, 2006, the Company had no outstanding orders for mPower™ systems.

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

Employees

As of December 31, 2006, the Company employed ten (10) full-time employees and three (3) consultants: four (4) in engineering, one (1) in customer support, four (4) in manufacturing, four (4) in the executive and administration department.  None of the Company’s employees are represented by a union.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Risks Associated with Business Activities

History of Losses.  To date the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2006, the Company had a net loss of approximately $6,586,000, compared to a net loss of $3,806,000 during 2005.  At December 31, 2006, the Company had an accumulated deficit of approximately $68,825,000.  There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the sizable sales price of each POSICAM™ system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.  The opinion of the Company’s independent auditors for the year ended December 31, 2006 expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need to increase system sales to become profitable and/or obtain additional capital.

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

Working Capital    The Company had cash and cash equivalents of $115,000 at December 31, 2006.  The Company received $2,478,000 and $2,569,000 in proceeds from financings in 2006 and 2005, respectively.  In spite of the proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.   If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The Penny Stock Rules May Have an Adverse Effect Upon Liquidity of the Company’s Shares

If the shares of the Registrant's common stock are listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

Product Liability and Insurance.  The use of the Company’s products entails risks of product liability.  There can be no assurance that product liability claims will not be successfully asserted against the Company.  The Company maintains product liability insurance coverage for the POSICAM™ systems in the amount of $1 million per occurrence and an annual aggregate maximum of $2 million.   Separate coverage is maintained for the nuclear imaging devices sold by IPT (through IS2) in the amount of $2 million aggregate plus a $1 million excess policy. However, there can be no assurance that the Company will be able to maintain such insurance in the future or, if maintained, that such insurance will be sufficient in amount to cover any successful product liability claims.  Any uninsured liability could have a material adverse effect on the Company.

No Dividends.  The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Significant Transactions.

Imaging Pet Technologies

The Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and QMP hold 49.9% and 50.1%, respectively, of the capital stock of IPT. On May 8, 2006, to finalize certain obligations of QMP related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue 650,000 shares of Series B Convertible Preferred Stock (the “Series B”), convertible into 65,000,000 shares of the Company’s common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies, below.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

On June 5, 2006, IPT completed the acquisition of IS2 through a series of events which resulted in the net assets of IS2 being transferred to IPT.  On April 28, 2006, debenture holders and promissory note holders of IS2 were put on notice that the IS2 was in default of its covenants relating to revenue targets.  In turn, the debenture/note holders demanded payment.  On May 29, 2006, the debentures and notes totaling $1,435,727 were assigned to IPT by the holders in exchange for $1,000,000.  The original holders assigned their security agreements to IPT who exercised those agreements immediately and assumed the net assets of IS2.  In addition to the net assets, the Company assumed leases and contracts.  Employments contracts were established with the Company upon acquisition.

Acquisition of Imagin Interest in IPT

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with Imagin Diagnostic Centres, Inc. (“IMAGIN”), to acquire 11,523,000 shares of common stock of IPT. The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, QMP and later assigned to IMAGIN. As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP's interest in IPT as well as QMP's other holdings of the Company's related securities.

Quantum Molecular Technologies

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN.  The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture will be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  The Company has the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock.  In consideration for the Company's 20% interest in the joint venture, the Company is obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company.  In turn, IMAGIN and QMP have committed to purchase up to $4 million in preferred equity in the Company.

On May 8, 2006, the Company amended certain aspects of the QMT JV. Whereas the Company originally held 20% of the interests of the QMT JV, Quantum and IMAGIN assigned 100% of their interest to the Company.  Additionally, the investment amount Quantum and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT JV interests and participation by the Company in the IPT joint venture acquisition and subsequent financing. The $2,400,000 investment is in the form of a promissory note to the Company.  In exchange for the assignment of QMT JV interests and the investment, the Company issued Series B Convertible Preferred Stock, convertible into 345,000,000 shares of the Company’s common stock to Quantum and IMAGIN, pro rata.

The joint venture was formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg.  QMT will continue these development efforts. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry.  Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

Secured Convertible Notes Payable

On May 26, 2006, the Company consummated a financing agreement for $2,000,000 (the “Financing”) with private investors (the “Investors”) in the form of secured convertible debentures in the aggregate amount of $2,000,000, with interest at the rate of 6% and a maturity date of May 23, 2009 (the “Debentures”). The Debentures are convertible into shares of the Company’s Common Stock at the product of the Applicable Percentage and the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” is the equivalent of 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 65% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. The Company has the right to repay principal and interest in cash, if the price of the Company’s Common Stock is below $.20 on the last business day of a month.  The Company simultaneously issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $.15 per share (the “Warrants”).  The Warrants are exercisable for seven (7) years following the Closing.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

The Company agreed to filing a Registration Statement with the Securities and Exchange Commission (“SEC”) for the shares of Common Stock underlying the Debentures and Warrants within 30 days from the Closing Date. The Company received the second traunch of the funding when the Registration Statement was filed with the SEC and will receive the third and final traunch of the funding when the Registration Statement is declared effective by the SEC. There are penalty provisions for the Company should the filing not become effective within 120 days of the Closing Date. The Debentures are secured by the Company’s assets and intellectual property.

Item 2.  Description of Property

The Company is headquartered in Houston, Texas, where it currently leases a 7,963 square foot facility.  That facility includes area for system assembly and testing, a computer room for hardware and software product design, and office space. This facility lease is on a month-to-month basis at a monthly rental rate of $4,671 monthly.  The Company anticipates that the facility will be sufficient for its 2007 operating activities.

The Company also leases office space in Buffalo, New York on a month-to-month basis at a monthly rental rate of $900.  IPT leases a facility in Ottawa, Ontario, Canada under an operating lease that expires on July 31, 2008. Monthly rent for the Ottawa facility is approximately $8,300.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2006 at the Company’s annual meeting, shareholders holding a majority of the Company’s voting stock approved proposals to amend and restate its Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 800,000,000, approve the Positron Corporation Amended and Restated 2005 Stock Incentive Plan and ratified the appointment of Ham, Langston & Brezina, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 2006.

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

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2006 and 2005, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$0.26	$0.08	$0.16	$0.06
Second Quarter	$0.17	$0.11	$0.09	$0.05
Third Quarter	$0.13	$0.07	$0.09	$0.04
Fourth Quarter	$0.12	$0.06	$0.09	$0.05

FY 2006	POSITRON CORPORATION	FORM 10-KSB

There were approximately 265 shareholders of record of common stock as of April 10, 2007, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  The Series A, B and G Preferred Stock Statements of Designation prohibit the Company from paying any common stock dividends until all required dividends have been paid on the Series A and any outstanding Series B and G  Preferred Stock.  As of December 31, 2006 and 2005, stated dividends that are undeclared and unpaid on the Series A Preferred Stock totaled $485,000 and $448,000. Stated dividends that are undeclared and unpaid on the Series G Preferred Stock totaled $16,000 as of December 31, 2006.  The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.

Series G Preferred

In 2006, the Company issued 204,482 Units in a private placement. Each Unit consisted of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit, with $5.00 of the Unit purchase price allocated to the purchase of the share of Series G Preferred Stock and $0.50 allocated to the purchase of the warrant, for a total offering amount of $1,124,650. The net proceeds of the private placement were approximately $1,096,000.

Each share of Series G Preferred Stock is convertible into 100 shares of common stock. Eight percent dividends accrue on the Series G Preferred Stock and may be paid in cash or in Common Stock in the Company's discretion. The Series G Preferred Stock is senior to the Company's common stock and junior in priority to the Registrant's Series A Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series G Preferred Stock, holders of the Series G Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series G Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $5.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of December 31, 2006, 5,739,860.5 shares of Series B Preferred Stock were outstanding.

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

The Company and Quantum Molecular Pharmaceuticals, Inc. (“QMP”) converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.   The Company has been advised by IMAGIN that it had acquired all of the Company’s securities owned by QMP.

The Company’s equity plan information required by this item is set forth under Item 11 of Part III below.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Item 6.
Management’s Discussion and Analysis or Plan of Operation

General

Positron Corporation (the “Company”) was incorporated in 1983 and commenced commercial operations during 1986.  The Company designs, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography (“PET”) technology.  Since the commencement of commercial operations, revenues have been generated primarily from the sale and service contract revenues derived from the Company’s POSICAM™ system, 11 of which are currently in operation in certain medical facilities in the United States and 6 are operating in international medical institutions. The Company has never been able to sell its POSICAM™ systems in sufficient quantities to achieve operating profitability.

The Company’s joint venture with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"), named Neusoft Positron Medical Systems Co., Ltd. ("NPMS"), is active in the development and manufacture of Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT).  These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.  To date NPMS has not produced a PET or CT system for sale.

In June 2006, the Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and Quantum held 49.9% and 50.1%, respectively, of the total registered capital of IPT. However, in January 2007, the Company acquired Quantum’s interest in IPT in exchange for preferred stock and the extinguishment of a note payable due the Company from QMP.

IS2 develops, builds and services gamma cameras that offer clinical users high quality performance specifications in the industry. IS2’s signature product is its PulseCDC™ compact digital cardiac camera. Over 150 cameras have been sold, primarily in Canada.

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and QMP. The Memorandum provided for the parties to form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture was  owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  On May 8, 2006, the Company amended certain aspects of the QMT JV. Whereas the Company originally held 20% of the interests of the QMT JV, Quantum and IMAGIN assigned 100% of their interest to the Company in exchange for the preferred stock of the Company.  On April 13, 2006, the QMT JV incorporated under the name Quantum Molecular Technologies, Inc. (“QMT”) and acquired certain intangible assets in the form of capitalized research and development costs from IMAGIN for a note payable.

Using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, an exclusive consultant to QMP, QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments. The first solid-state detector technology patent has been filed by QMT.  The Company will have the right to manufacture and sell any PET products developed by QMT in exchange for royalty payments still to be negotiated.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Results of Operations

Consolidated results of operations for the year ending December 31, 2006 include; full year operations of Positron; the operations of Positron’s wholly-owned subsidiary, IPT, for the period October 1 – December 31, 2006; and the operations of Positron’s wholly-owned subsidiary, QMT, from April 13 – December 31, 2006.

Revenues - The Company generated sales of systems in 2006 of $1,268,000 including approximately $850,000 of sales of IS2 gamma cameras.  Positron system sales include two refurbished PET systems. The Company did not generate any revenue from system sales in 2005.  Service and upgrade revenue in 2006 was $945,000, an increase of 24% or $183,000 over revenues of $762,000 in 2005. Sales of parts and materials to NPMS accounted for $180,000 of the increase.

Costs of Revenues - Costs of revenues increased by $135,000 to $1,423,000 during the year ended December 31, 2006 from $1,288,000 in the prior year.  Costs of system sales were $689,000 in 2006.   The Company incurred service revenue costs of $721,000 and $621,000 in 2006 and 2005, respectively. The16% increase over the prior year is due in part to the warranty expiration of one system which was then moved to a service contract     In addition, the Company experienced several problems with one particular machine which resulted in significant services costs.  In 2005 the Company expensed $656,000 of excess inventory and field service parts as it ceased manufacturing activities at its Houston facility.

Operating Expenses - The Company’s operating expenses increased $2,077,000 to $4,603,000 for the year ended December 31, 2006 from $2,526,000 in 2005.

Selling, general and administrative expenses increased $500,000 to $2,639,000 from $2,139,000 in the prior year.  The acquisition of IPT is the primary reason for the increase.  IPT’s selling, general and administrative expenses in 2006 were $401,000. Positron’s selling, general and administrative costs were $2,104,000, a decrease of 1.6% from the prior year.  Positron recorded expenses of $471,000 related to shares of its common stock that were issued for services performed, the majority of which was issued to firms promoting Positron common stock to the market place.  Positron’s selling, general and administrative salary expense decreased to $383,000 in 2006 from $778,000 in 2005. The decrease is a result of overall cost reduction efforts on the part of Positron’s management.

Research and development expenses increased $719,000 to $1,165,000 from $446,000 in the prior year. IPT’s research and developments costs were $166,000 and QMT’s were $418,000.  IPT continues improvement and development of the IS2 gamma cameras.   QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.  Positron’s research and development costs increased 30% to $581,000 in 2006 from $446,000 in 2005.  The increase is due primarily to costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

Operating expenses in 2006 include a charge for impairment of the intangible asset recorded upon the acquisition of QMT. The impaired asset acquired consisted of capitalized patent and research and development costs.  The Company wrote off the entire asset totaling $369,000.

Stock based compensation expense for the year ended December 31, 2006 was $430,000 and resulted primarily from the immediate vesting of 6,000,000 of the 11,500,000 options granted on November 16, 2006 to officers and directors of the Company, and stock based compensation expense related to 7,500,000 options issued in December of 2005 by the Company to Joseph Oliverio, Positron’s President and Chief Executive Officer. Of Mr. Oliverio’s options, 2,000,000 vested immediately, 2,000,000 vested in December 2006 and 3,500,000 vest in December 2007. The 2006 compensation also includes expense for the vesting of outstanding options granted to employees prior to 2005.  For the year ended December 31, 2005 the Company reversed expense related to stock based compensation by $59,000. The reversal resulted from the application of the variable accounting rules to the re-pricing of certain warrants and options, which preceded the application of FASB 123(R).

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Other Income (Expenses) -.Interest expense of $860,000 for the year ended December 31, 2006 is a decrease from $985,000 in interest expense during 2005, but only includes nine months of interest on all convertible debentures to affiliated entities including IMAGIN, PAC, Solaris and Quantum.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also issued $1,500,000 of new convertible secured debentures in 2006. Interest expense in 2006 includes amortization of loan costs, debt discounts and beneficial conversion features of the new convertible debenture. The Company also recorded derivative losses of $1,784,000 resulting from embedded derivatives with the issuance of convertible debentures. For the year ended December 31, 2006 the Company recorded equity in the losses of joint ventures, IPT and NPMS, of $373,000. NPMS did not have any operating activity during 2005.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of December 31, 2006, we had net operating loss carryforwards of approximately $18,000,000 for Federal reporting purposes. These amounts expire at various times through 2026. See Note 14 to the Notes to the Consolidated Financial Statements. The Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2006 and 2005.

Extraordinary Gain – The Company recorded an extraordinary gain on the acquisition of IS2 by IPT.  The extraordinary gain is the excess of the net assets acquired over the purchase price paid for IS2.  The extraordinary gain recognized for the year ended December 31, 2006 was $241,000.

Net Operating Loss - For the year ended December 31, 2006, the Company had a net loss of $6,586,000, or $0.08 per share, of which $5,657,000 was from domestic operations and $929,000 was generated in Canada, compared to a net loss of $3,806,000, or $0.06 per share, for the year ended December 31, 2005. The increase is due to increases in research and development and selling and general and administrative costs primarily from the acquisition of IS2, and derivative losses from the issuance of convertible debentures.  Increase in net loss per share in 2006 was offset in part by a significant increase in the weighted average number of shares outstanding of 81,508,000 in 2006 as compared to 65,044,000 in 2005.

Liquidity and Capital Reserves

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At December 31, 2006, the Company had an accumulated deficit of $68,825,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

At December 31, 2006, the Company had cash and cash equivalents of $115,000 compared to $209,000 at December 31, 2005.  The Company received $2,478,000 and $2,569,000 in 2006 and 2005 respectively, in equity and debt financings.   In spite of the funding, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.  If the Company is unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

The opinion of the Company’s independent auditor for the year ended December 31, 2006, expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need to increase system sales to become profitable and/or obtain additional capital.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Related Party Transactions

IMAGIN Transaction

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN in the principal amounts of $400,000 and $300,000, respectively.  Interest accrued on the outstanding principal at the rate of ten percent (10%) per annum and was payable annually to the extent of positive cash flow on the anniversary dates of these notes.  The principal and any unpaid interest were due on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default.  The notes were initially convertible into new shares of Series C Preferred Stock that, in turn was convertible into an aggregate of 35,000,000 shares of the Company’s common stock.  These notes were collateralized by all of the assets of the Company.  On October 21, 2005, $770,000 in principal and accrued and unpaid interest were converted into 770,000 shares of Series C Preferred Stock.  These shares of Series C Preferred Stock were subsequently assigned by IMAGIN to Positron Acquisition Corp.  In a second stage of the May 2004 financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000.  These notes were to be purchased over a six and a half month period, commencing July 15, 2004 and were due and payable on May 21, 2006.  These notes were initially convertible into new shares of Series D Preferred Stock that, in turn is convertible into an aggregate of 52,000,000 shares of the Company’s common stock.  As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes.  On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock.  This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500. The remaining $633,500 of principal convertible notes plus notes for $63,350 in accrued interest was assigned by IMAGIN to Positron Acquisition Corp, a wholly-owned subsidiary of Imagin Molecular Corporation, an affiliate of the Company.

In September 2006 the convertible instruments discussed above were converted to shares of Positron Corporation Series B Preferred Stock. See discussion below.

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

In September 2006 the convertible instruments discussed above were converted to shares of Positron Corporation Series B Preferred Stock. See discussion below.

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

In September 2006 the convertible instruments discussed above were converted to shares of Positron Corporation Series B Preferred Stock. See discussion below.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Transactions with Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes.  As of September 30, 2005, Solaris had purchased all $1,000,000 of these notes.  These notes are due and payable on March 6, 2007.  The notes were initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock.  Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes.  The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN.

During 2006 Solaris sold the $1,000,000 principal amount of these notes to IMAGIN.

In September 2006 the convertible instruments discussed above were converted to shares of Positron Corporation Series B Preferred Stock. See discussion below

Financing Agreements dated June 27, 2005

On June 27, 2005, the Company entered into a series of agreements with Solaris pursuant to which Solaris agreed to purchase an aggregate of $400,000 face amount of the Company’s 10% secured convertible promissory notes.  As of September 30, 2005, Solaris had purchased all $400,000 of these notes.  These notes were due and payable on March 6, 2007.  The notes are initially convertible into new shares of Series F Preferred Stock that, in turn are convertible into an aggregate of 20,000,000 shares of the Company’s common stock.  Pursuant to the terms of the agreements, the Company granted to Solaris a security interest in all of its assets to secure payment of the convertible promissory notes.  The security interest is subordinate to the security interest previously granted in the same collateral to IMAGIN and Solaris.

During 2006 Solaris sold the principal amount of these notes to Quantum Molecular Pharmaceuticals, Inc. (“QMP”).

In September 2006 the convertible instruments discussed above were converted to shares of Positron Corporation Series B Preferred Stock. See discussion below

Conversion To Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of December 31, 2006, 5,739,860.5 shares of Series B Preferred Stock were outstanding.

The Company and IMAGIN, Inc converted principal and interest of $1,164,192 outstanding upon the Series E Convertible Promissory Notes and principal and interest of $877,669 of Convertible Secured Notes into 690,930.5 shares of Series B Preferred Stock.

The Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.

The Company and QMP converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Acquisition of IMAGIN Interest in IPT

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with IMAGIN, to acquire 11,523,000 shares of common stock of IPT. The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, Quantum and later assigned to IMAGIN.  As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

Immediately following the acquisition of the Shares, IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT. The purchase price of the acquisition was $2,800,000, in the form of a promissory note made in favor of the Company, payable on or before July 1, 2008, and secured by a pledge of all of the issued and outstanding shares of QMT

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes"("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.  Another significant change in practice under SFA No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  The provisions of SFAS No. 154 did not impact the Company's consolidated financial statements.

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material effect the Company's consolidated financial statements.

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

Revenue Recognition

Revenues from POSICAMTM system contracts and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 30, 2006, Ham, Langston & Brezina, L.L.P. (“HLB”), the Registrant’s accountants informed the Registrant that they were resigning as the Registrant’s certifying independent accountants.

HLB's audit report on the financial statements for the year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles but was qualified on a going concern basis.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding the resignation of HLB, there were no disagreements with HLB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of HLB, would have caused HLB to make reference to the subject matter of the disagreements in connection with its report.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding the resignation of HLB, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K

On July 10, 2006, Positron Corporation (the "Registrant") engaged Frank L. Sassetti & Co. to be its independent registered public accounting firm. The Registrant's engagement of Frank L. Sassetti & Co. was approved by the Registrant's Board of Directors.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Item 8A.  Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B.  Other Information

On March 26, 2007, the Registrant formed Homeland Radiation Detection Systems, Inc., a Texas corporation (“HRDS”) as a wholly-owned subsidiary.  HRDS has filed a provisional patent for production of a device that is capable of detecting illicit radioactive sources at a distance which the Company intends to develop and market for homeland security applications.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;  Compliance with Section 16(a) of the Exchange Act

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such:

Name	Age	Position with the Company

Patrick G. Rooney	44	Chairman of the Board – Elected 2004
Joseph G. Oliverio	37	President and Director – Elected 2006
Corey N. Conn	45	Chief Financial Officer
Timothy M. Gabel	37	Vice President of Operations
Sachio Okamura	55	Director – Elected 2001
Dr. Anthony (Tony) C. Nicholls	58	Director – Elected 2005
J. David Wilson	49	Director – Elected 2006 – Resigned 2006

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Patrick G. Rooney.  Mr. Rooney has served as Chairman of the Company since July 26, 2004.  Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund.  Through years 1985-2000, Patrick G. Rooney and/or Rooney Trading was a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange.  In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company.  Mr. Rooney attended Wagner College of New York from 1980 through 1984.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Joseph G. Oliverio.  Mr. Oliverio has served as President of the Company since December 27, 2005.  Mr. Oliverio also serves as the Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant. Mr. Oliverio has also joined the Board of Directors of Neusoft-Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET and PET/CT products. Prior to becoming President of the Company, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a well known coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets.  Mr. Oliverio has been involved with the Company in various capacities since 1995.  Mr. Oliverio has also joined the Board of Directors of Neusoft-Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET and PET/CT products. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.

Corey N. Conn.  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005.  Mr. Conn also serves as the Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from 1995 - 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 - 2004. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University

Timothy M. Gabel has served at the Vice President of Operations for Positron Corporation since March of 2006.  Prior hereto and from 1996, Mr. Gabel specialized in international business, international technical project management, product research and development, lean manufacturing implementation, and product design with the automotive components supplier, Delphi Corporation.  His experience includes technology transfer, and joint venture partnership development with companies in China, Japan, Mexico and Europe. Mr. Gabel holds four U.S. patents, and earned his Bachelor’s of Science in Mechanical Engineering from the State University of New York at Buffalo.

Sachio Okamura.  Mr. Okamura has served as a director since his appointment to the Board of the Company on April 1, 2001.  Mr. Okamura has performed bio-medical consulting services for Okamura Associates, Inc. from 1993 through the present date.  These consulting services have included regulatory, distribution, licensing, joint venture, investment, merger and acquisition activities involving businesses in the United States and Japan.  Mr. Okamura was in charge of bio-medical business development for various offices of Mitsubishi Corporation from 1978 through 1993.  Mr. Okamura received a BS in Biochemistry in 1975 from the University of California, Davis and a Master of International Business from the American Graduate School of International Management in 1978.

Dr. Anthony (Tony) C. Nicholls. Dr. Nicholls was nominated for election to the Board of Directors by the vote of the Board of Directors.  Dr. Nicholls is currently CEO of L3Technology Ltd in England, a company formed to commercialize patented medical technology developed in UK government research laboratories.  Additionally, he is Chairman of the Alpha Omega Hospital Management Trust Ltd (London, UK) which undertakes the construction and management of cancer treatment "Centres of Excellence" and a Director of European Diagnostics plc (London UK) a company developing products for patient point-of-care testing.  Until 2002, Dr Nicholls was Chairman and CEO of FAS Medical Ltd, a company primarily involved in the management of central venous catheterization complications.  Prior to working with FAS Medical Ltd., Dr. Nicholls was the Head of Microbiology and Immunology at the Midhurst Medical Research Institute in the UK.  Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology.

J. David Wilson.  Mr. Wilson was appointed as the Company's Chief Executive Officer on October 27, 2005 and resigned in April 2006.  He is a cancer survivor, dedicated PET and radiopharmaceutical executive, and founder, Chief Executive Officer and President of Quantum Molecular Pharmaceutical, Inc.  From 2003 through 2005, Mr. Wilson founded and served as President of CI Pharma Inc., a radiopharmaceutical company formed to cater to a new vertical market for cancer staging and diagnosis drugs.  From 2002 to 2003, Mr. Wilson founded and served as the Vice President of Sales of Careimaging Corp., a nuclear medicine imaging company that brought Positron Emission Tomography for private clinical cancer diagnosis and staging to Ontario, Canada.  Mr. Wilson received a BA in Economics from York University in 1981.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Item 10.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2006, 2005 and 2004.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary (a)	Bonus	Other Annual Compensation	Restricted Stock Awards	Options/ SARs	LTIP Payouts	All Other Compensation

Patrick G. Rooney	2006	--	--	--	--	5,000,000	--	$110,000
Chairman of the Board	2005	--	--	--	--	--	--	$10,000

Joseph G. Oliverio	2006	$135,000	--	--	--	--	--	--
President	2005	--	--	--	--	7,500,000	--	--

J. David Wilson	2006	--	--	--	--	--	--	--
Chief Executive Officer	2005	--	--	--	--	--	--	--

Corey N. Conn	2006	$96,000	--	--	--	4,000,000	--	--
Chief Financial Officer	2005	$25,000

Timothy M. Gabel	2006	$74,000				1,500,000
Vice President of Operations

Gary H. Brooks (b)	2006	--	--	--	--	--	--	--
President, CEO, CFO	2005	$190,000	--	--	--	--	--	$111,500
and Secretary	2004	$223,000	--	--	--	500,000	--	$1,900

Griffith L. Miller II (c)	2006	$55,000	--	--	--	--	--	--
President, COO and CFO	2005	$105,000	--	--	--	--	--	--
	2004	$94,000	--	--	--	--	--	--

David S. Yeh (d)	2006	--	--	--	--	--	--	--
Executive V.P. Sales &	2005	$130,000	--	--	--	--	--	--
Marketing	2004	$119,000

(a)	Amounts shown include cash compensation earned with respect to the year shown above.
(b)
Compensation for Mr. Brooks in 2005 includes regular compensation of $167,000 and $23,000 of vacation pay through September 29, 2005.  All other compensation for Mr. Brooks includes an $111,500 severance obligation.

(c)	Mr. Miller resigned in August 2006. Compensation for Mr. Miller in 2005 includes regular compensation of $97,500 and $7,500 of vacation pay.
(d)	Mr. Yeh served as an officer of the Company from July 2004 through July 2005.

Employment Agreements

The Company has an employment agreement with Joseph G. Oliverio, President of the Company.  Mr. Oliverio receives a base salary of $150,000.  Mr. Oliverio has an option grant exercisable for 7,500,000 shares of Common Stock at an exercise price of $0.05 per share.  On the date of grant of the option 2,000,000 shares vested, with an additional 2,000,000 shares vesting on December 27, 2006 and the remainder vesting on December 27, 2007.  Mr. Oliverio is entitled to 6 months severance upon a termination "without cause".

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Option Grants in Last Fiscal Year

During 2006, the Company issued 11,575,000 stock options to officers and directors, 75,000 of which were issued in accordance with the Company’s Non-Employee Director Stock Option Plan and 11,500,000 in accordance with the Amended and Restated 2005 Stock Incentive Plan.

.
Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)
All Equity Compensation Plans Approved by Security Holders	19,500,000	$0.06	26,814,000 (1)

(1)
Includes 3,275,000 shares available for issuance under the 1999 Stock Option Plan, 225,000 shares available for issuance under the 1999 Non-Employee Directors' Plan, 684,000 shares available for issuance under the 1999 Stock Bonus Incentive Plan,  500,000 shares available under the 1999 Employee Stock Purchase Plan, 21,000,000 shares available under the 2005 Amended and Restated Stock Incentive Plan and 1,130,000 available under the 2006 Stock Incentive Plan.

SUMMARY OF EQUITY COMPENSATION PLANS

Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees and it’s Chairman.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Compensation Committee, subject to the approval of the Board of Directors.  During 2006, the Company did not pay any bonus pursuant to the incentive compensation plan.

1999 Employee Stock Option Plan

Positron's Board administers the 1999 Employee Stock Option Plan ("1999 Plan"), which was adopted by the Board effective June 15, 1999.  The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants.  The administrator is authorized to determine the terms of each option granted under the plan, including the number of  shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders).  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.  The Board has authorized up to an aggregate of 4,000,000 shares of Common Stock for issuance under the 1999 Plan.  As of December 31, 2006, 225,000 options are outstanding, of which 152,396 are vested.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Directors' Stock Option Plan

The 1999 Non-Employee Directors' Stock Option Plan ("Directors' Plan") provides for the automatic grant of an option to purchase 25,000 shares of Common Stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of Common Stock.  The exercise price of the options is 85% of the fair market value of the Common Stock on the date of grant.  The Directors' Plan is administered by the Board.  Options granted under the Directors' Plan become exercisable in one of two ways:  either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant.  To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. The Board has authorized up to an aggregate of 500,000 shares of Common Stock for issuance under the Directors' Plan.  As of December 31, 2006, 250,000 fully vested options remain outstanding under the Directors' Plan.

1999 Stock Bonus Incentive Plan

In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Company employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee.  The Board has authorized up to an aggregate of 1,000,000 shares of Common Stock for issuance as bonus awards under the Stock Bonus Plan.  The Stock Bonus Plan is currently administered by the Board.  Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary.  The shares become exercisable according to a schedule to be established by the Board at the time of grant.  As of December 31, 2006, 316,000 shares of Common Stock have been granted under the 1999 Stock Bonus Incentive Plan.

1999 Employee Stock Purchase Plan

The Company's 1999 Employee Stock Purchase Plan ("Purchase Plan") was adopted by the Board of Directors and approved by the shareholders in  1999.  A total of 500,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued.  The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during offering periods of up to 27 months.  Offering periods generally will begin on the first trading day of a calendar quarter.  The initial offering period began on January 1, 2000.  The price at which stock is purchased under  the Purchase Plan will be equal to 85% of the fair market value of Common Stock on the first or last day of the offering period, whichever is lower.  No shares have been issued under the Purchase Plan at December 31, 2006.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005.  The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan.  As of December 31, 2006, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 10,000,000 are fully vested.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

2006 Stock Incentive Plan

Positron's Board administers the 2006 Stock Incentive Plan ("2006 Plan"), which was adopted by the Board effective April 10, 2006.  The 2006 Plan provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered.  Options may not be exercised more than ten years after the date of grant.  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2006 Plan.  As of December 31, 2006, 3,870,000 shares had been issued to consultants under the 2006 Plan.

401(k) Savings Plan

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

The Company did not make any contributions to the 401(k) Plan on behalf of employees in the year ended December 31, 2006.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code.  Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year.  The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2006 or 2005.

Compensation of Directors

Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Director Compensation

Beginning January 22, 1999 through current date, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

Historically, each non-employee director was eligible to receive an initial option to purchase 25,000 shares of Common Stock under the Company's 1999 Non-Employee Directors' Stock Option Plan upon their election or appointment to the Board.  The exercise price is equal to 85% of the fair market value of the Common Stock on the date of grant.  In addition, so long as the Plan is in effect and there are shares available for grant, each director in service on January 1 of each year (provided the director has served continuously for at least the preceding 30 days) is eligible to receive an option to purchase 25,000 shares of Common Stock at an exercise price equal to 85% of the fair market value of the Common Stock on the date of grant.  Initial options as well as annual options granted under the Plan are subject to one or two schedules, either vesting over four years or vesting fully on the date of grant.  In the latter event, the Common Stock acquired upon exercise of such options are subject to a right of repurchase in favor of the Company which lapses in four equal annual installments, beginning on the first anniversary of the date of grant.  The Company anticipates, subject to shareholder approval, that future grants to non-employee directors may be made under the 2005 Stock Incentive Plan with exercise prices for such grants equal to 100% of the fair market value of the Common Stock on the date of grant.

Item 11.   Security Ownership of Directors, Officers and Certain Beneficial Owners

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the beneficial ownership of the Company's voting securities by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's voting securities; (ii) each director (iii) the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers"); and (iv) the directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners(a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock		% of Outstanding Common Stock(b)(c)
IMAGIN Diagnostic Centres, Inc.	460,299,250	(d)	69.6%
Positron Acquisition Corp.	80,261,800	(e)	12.1%
Imaging Pet Technologies, Inc.	65,000,000	(f)	9.8%

(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)	Based on 87,205,202 shares of Common Stock outstanding on April 10, 2007.

(c)
The percentage of outstanding Common Stock assumes full conversion Convertible Series A and B Preferred Stock into Common Stock and is based on the Company's outstanding shares of Common Stock as of April 10 , 2007.

(d)
Includes 18,974,000 shares owned directly, shares issuable upon full conversion of 4,367,503 shares of Series B Preferred Stock into Common Stock, and 4,575,000 shares that may be acquired pursuant to warrants that are or will become exercisable within 60 days of April 10, 2007.  The address for IMAGIN is 5160 Yonge Street, Suite 300, Toronto, Ontario, M2N 6L9.

(e)
Includes 8,026,000 shares owned directly and shares issuable upon full conversion of 722,358 shares of Series B Preferred Stock into Common Stock.  The address for Positron Acquisition Corp. is 104 W. Chestnut Street #315, Hinsdale, Illinois 60521.

(f)
Represents shares issuable upon full conversion of 650,000 shares of Series B Preferred Stock into Common Stock. The address for Imaging Pet Technologies, Inc. is 5160 Yonge Street, Suite 300, Toronto, Ontario, M2N 6L9.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Security Ownership of Directors, Director Nominees and Executive Officers

Title of Class	Name of Beneficial Owner	Beneficial Ownership (aa) (cc)		Percent of Class (bb)
Common	Joseph G. Oliverio	4,000,000	(dd)	4.4%
Common	Sachio Okamura	650,000	(ee)	*
Common	Patrick G. Rooney	2,575,000	(ff)	2.9%
Common	Dr. Anthony C. Nicholls	550,000	(gg)	*
Common	Corey N. Conn	2,000,000	(hh)	2.2%
Common	Timothy M. Gabel	1,500,000	(ii)	1.7%
Common	All Directors and Executive Officers as a Group	11,275,000		11.4%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 87,205,202 shares of Common Stock outstanding as of April 10, 2007 plus stock options that are or will become exercisable within 60 days of April 10, 2007.

(cc)
The percentage of outstanding Common Stock assumes full conversion of the 10% secured convertible notes into Common Stock and is based on the Company's outstanding shares of Common Stock as of April 10, 2007.

(dd)	Includes 4,000,000 shares that may be acquired by Mr. Oliverio pursuant to stock options that are or will become exercisable within 60 days of April 10, 2007.

(ee)	Includes 650,000 shares that may be acquired by Mr. Okamura pursuant to stock options that are or will become exercisable within 60 days of April 10, 2007

(ff)	Includes 2,575,000 shares that may be acquired by Mr. Rooney pursuant to stock options that are or will become exercisable within 60 days of April 10, 2007.

(gg)	Includes 550,000 shares that may be acquired by Mr. Nicholls pursuant to options that are or will be exercisable within 60 days of April 10, 2007.

(hh)	Includes 2,000,000 shares that may be acquired by Mr. Conn pursuant to stock options that are or will become exercisable within 60 days of April 10, 2007.

(ii)	Includes 1,500,000 shares that may be acquired by Mr. Gabel pursuant to stock options that are or will become exercisable within 60 days of April 10, 2007.

Item 12.  Certain Relationships and Related Transactions

Imaging PET Technologies, Inc.

On June 5, 2006, the Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“Quantum”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). Initially, the Company and Quantum hold 49.9% and 50.1%, respectively, of the total outstanding capital stock of IPT.  The Company acquired the remaining 50.1% of the capital stock of IPT from Imagin Diagnostic Centers, Inc., which had acquired the shares from Quantum, in exchange for the cancellation of a promissory note in the amount of $2,400,000 Imagin had made in favor of the Company.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Conversion of Notes Payable to Series B Preferred Stock

In 2006, the Company converted all outstanding convertible notes and outstanding shares of preferred stock with its three largest affiliated creditors into shares of Series B Convertible Preferred Stock. The Company and Imagin Diagnostic Centres, Inc converted principal and interest of $1,164,192 outstanding upon the Series E Convertible Promissory Notes and principal and interest of $877,669 of Convertible Secured Notes into 690,930.5 shares of Series B Preferred Stock.  The Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.  The Company and Quantum Molecular Pharmaceuticals, Inc. converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.

Item 13.  Exhibits

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

10.74	Joseph G. Oliverio Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.75	Joseph G. Oliverio Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.76	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.77	2005 Stock Incentive Plan - Form Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.78	2005 Stock Incentive Plan - Form Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.79*	Memorandum of Understanding between Quantum Molecular Pharmaceutical, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005.

10.80	2006 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on , 2006)

10.81	Statement of Designation Establishing Series G Preferred Stock of Positron Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006.)

10.82	Form of Series G Unit Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.83	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.84	Securities Purchase Agreement dated May 23, 2006 (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on June 1, 2006).

10.85	Callable Secured Convertible Note in favor of AJW Offshore, Ltd dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.86	Callable Secured Convertible Note in favor of AJW Partners, LLC dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.87	Stock Purchase Warrant in favor of AJW Qualified Partners, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on June1, 2006).

10.88	Stock Purchase Warrant in favor of AJW Offshore, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.89	Stock Purchase Warrant in favor of New Millennium Capital Partners, II (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.90	Registration Rights Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.91	Security Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.92	Intellectual property Security Agreement.( incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006)

10.93	Securities Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.94	Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

10.95	Non-Negotiable Promissory Note dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

10.96	Collateral Pledge Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Report on Annual Form 10-KSB dated March 30, 2005).

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

Item 14.  Principal Accountant Fees and Services

On May 30, 2006, Ham, Langston & Brezina, L.L.P. (“HLB”), the Registrant’s accountants informed the Registrant that they were resigning as the Registrant’s certifying independent accountants.

On July 10, 2006, Positron Corporation (the "Registrant") engaged Frank L. Sassetti & Co. to be its independent registered public accounting firm. The Registrant's engagement of Frank L. Sassetti & Co. was approved by the Registrant's Board of Directors.

The following table shows the fees billed to the Company for the audits and other services provided by Frank L. Sassetti & Co. and Ham, Langston & Brezina, L.L.P. for fiscal 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit fees (1)	$25,511	$45,319
Audit-related fees	--	--
Tax fees (2)	--	$3,500
All other fees	--	--

1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and  audit  services  provided in connection with other statutory or regulatory  filings.

2)	For fiscal 2005 tax fees principally included tax compliance fees of $3,500.

All audit related services, tax services and other services are and were pre-approved by the Company's Board of Directors, which concluded that the provision of such services by Frank L. Sassetti & Co. and Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 10, 2007	By:	/s/ Patrick G. Rooney
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

/s/ Patrick G. Rooney	April 10, 2007
Patrick G. Rooney
Chairman of the Board

/s/ Joseph G. Oliverio	April 10, 2007
Joseph G. Oliverio
President
(principal executive officer)

/s/ Corey N. Conn	April 10, 2007
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

/s/ Sachio Okamura	April 10, 2007
Sachio Okamura
Director

/s/ Dr. Anthony C. Nicholls	April 10, 2007
Dr. Anthony c. Nicholls
Director

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended December 31, 2006 and 2005

FY 2006	POSITRON CORPORATION	FORM 10-KSB

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	42-43

Consolidated Balance Sheet as of December 31, 2006 and 2005	44

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006 and 2005	45

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2006 and 2005	46-49

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	50

Notes to Consolidated Financial Statements	51

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2006, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Frank L. Sassetti & Co.

March 26, 2007
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY 2006	POSITRON CORPORATION	FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2005 and the related statement of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 30, 2006

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005
(In thousands, except share data)

ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$115	$209
Accounts receivable	208	--
Inventories	1,476	202
Due from affiliates	2,955	--
Prepaid expenses	115	66
Other current assets	63	21

Total current assets	4,932	498

Investment in Joint Venture	23	230
Property and equipment, net	64	120
Other assets	252	57

Total assets	$5,271	$905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$2,627	$1,694
Customer deposits	241	15
Unearned revenue	146	66
Due to affiliates	507	--
Convertible notes payable to affiliated entity, less discount of $6	--	627

Total current liabilities	3,521	2,402

Obligation under capital lease	7	--
Convertible notes payable to affiliated entities, less discount of$884	--	1,216
Convertible notes payable, less discount of $1,272	28	--
Deposits for unissued preferred stock	850	195
Derivative liabilities for convertible debentures	2,165	--
Majority interest in income of consolidated subsidiary	(168)	--

Total liabilities	6,403	3,813

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding.	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 5,739,860.5 shares issued and outstanding in 2006	5,740	--
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding in 2005	--	770
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 204,482 shares issued and outstanding in 2006	204	--
Common stock: $0.01 par value; 800,000,000 shares authorized; 86,205,202 and 77,775,046 shares outstanding.	862	778
Additional paid-in capital	60,400	57,364
Other comprehensive income	38	--
Subscription receivable	--	(30)
Accumulated deficit	(68,825)	(62,239)
Treasury Stock: 60,156 shares at cost	(15)	(15)

Total stockholders’ deficit	(1,132)	(2,908)

Total liabilities and stockholders’ deficit	$5,271	$905

See notes to financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Revenue:
System sales	1,268	--
System upgrades	180	37
Service and components	765	725

Total revenue	2,213	762

Costs of revenues:
System sales	689	--
System upgrades	13	11
Service, warranty and components	721	621
Write-off of inventory and field service parts	--	656

Total costs of revenues	1,423	1,288

Gross (loss) profit	790	(526)

Selling, general and administrative	2,639	2,139
Research and development	1,165	446
Impairment of intangible asset	369	--
Stock based compensation	430	(59)

Total operating expenses	4,603	2,526

Loss from operations	(3,813)	(3052)

Other income (expenses):
Interest expense	(860)	(985)
Interest income	--	1
Equity in losses of unconsolidated subsidiaries	(373)	(20)
Derivative losses	(1,784)
Other income	--	250
	(3,017)	(754)

Loss before income taxes, majority interest and extraordinary gain	(6,830)	(3,806)

Majority interest in loss of consolidated subsidiary	3	--

Loss before income taxes and extraordinary gain	(6,827)	(3,806)

Income taxes	--	--

Loss before extraordinary gain	(6,827)	(3,806)

Extraordinary gain on acquisition of business	241	--

Net loss	$(6,586)	$(3,806)

Other comprehensive income
Foreign currency translation gain	38	--

Comprehensive income	$(6,548)	$(3,806)

Basic and diluted loss per common share	$(0.08)	$(0.06)

Basic and diluted weighted average shares outstanding	81,508	65,044

See notes to financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2005
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2004	510,219	$510	--	$--	--	$--	--	$--	53,245,959	$532

Net loss	--	--	--	--	--	--	--	--	--	--

Compensation related to repricing of warrants and options	--	--	--	--	--	--	--	--	--	--

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of debt to equity	--	--	--	--	770,000	770	--	--	24,250,000	243

Conversion of preferred stock Into common stock	(45,900)	(46)	--	--	--	--	--	--	139,243	1

Issuance of common stock For services	--	--	--	--	--	--	--	--	200,000	2

Beneficial conversion feature of Convertible debt	--	--	--	--	--	--	--	--	--	--

Loan discount	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2005	464,319	$464	--	--	770,000	$770	--	--	77,835,202	$778

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2005
(In thousands, except share data)
(Continued)

	Additional Paid-in Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2004	$55,547	$(30)	$--	$(58,433)	$(15)	$(1,889)

Net loss	--	--	--	(3,806)	--	(3,806)

Compensation related to repricing of warrants and options	(95)	--	--	--	--	(95)

Compensation related to Issuance options	20	--	--	--	--	20

Conversion of debt to equity	344	--	--	--	--	1,357

Conversion of preferred stock Into common stock	45	--	--	--	--	--

Issuance of common stock For services	14	--	--	--	--	16

Beneficial conversion feature of Convertible debt	1,425	--	--	--	--	1,425

Loan discount	64	--	--	--	--	64

Balance December 31, 2005	$57,364	$(30)	--	$(62,239)	$(15)	$(2,908)

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2005	464,319	$464	--	$--	770,000	$770	--	$--	77,835,202	$778

Net loss	--	--	--	--	--	--	--	--	--	--

Exercise of options	--	--	--	--	--	--	--	--	500,000	5

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of debt Series C Preferred to new series of Preferred stock	--	--	1,679,861	1,680	(770,000)	(770)	--	--	--	--

Conversion of preferred stock Into common stock	--	--	(40,000)	(40)	--	--	--	--	4,000,000	40

Issuance of preferred stock through Private placement net of total Offering costs of 28,975	--	--	--	--	--	--	204,482	204	--	--

Issuance of common stock For services	--	--	--	--	--	--	--	--	3,870,000	39

Issuance of preferred stock for Acquisition of subsidiary	--	--	4,100,000	4,100	--	--	--	--	--	--

Loan discount	--	--	--	--	--	--	--	--	--	--

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Cancelled subscriptions	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2006	464,319	$464	5,732,861	$5,740	--	--	204,482	$204	86,205,202	$862

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)
(Continued)

	Additional Paid-in Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2005	$57,364	$(30)	$--	$(62,239)	$(15)	$(2,908)

Net loss	--	--	--	(6,586)	--	(6,586)

Exercise of options	20	--	--	--	--	25

Compensation related to Issuance options	430	--	--	--	--	430

Conversion of debt Series C Preferred to new series of Preferred stock	2,074	--	--	--	--	2,984

Conversion of preferred stock Into common stock	--	--	--	--	--	--

Issuance of preferred stock Through private placement Net of total offering Costs of 28,975	891	--	--	--	--	1,095

Issuance of common stock For services	432	--	--	--	--	471

Issuance of preferred stock for Acquisition of subsidiary	(1,700)	--	--	--	--	2,400

Loan discount	919	--	--	--	--	919

Change in foreign currency Translation gain	--	--	38	--	--	38

Cancelled subscriptions	(30)	30	--	--	--	--

Balance December 31, 2006	$60,400	--	$38	$(68,825)	$(15)	$(1,132)

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005
(In thousands)

	2006	2005

Cash flows from operating activities:
Net loss	$(6,586)	$(3,806)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative losses	1,784	--
Compensation related to re-pricing of warrants and options	--	(95)
Compensation related to issuance of options	430	20
Depreciation expense	49	71
Amortization of intangible assets	8	--
Gain on disposal of assets	(53)	--
Write-off of inventory and field service parts	--	656
Issuance of common stock for services	471	16
Equity in losses of joint venture	373	20
Amortization of loan costs, debt discount and beneficial conversion feature	644	691
Majority interest in income of consolidated subsidiary	(3)	--
Extraordinary gain on acquisition of business	(241)	--
Impairment of intangible asset	369	--
Changes in operating assets and liabilities:
Accounts receivable	(7)	--
Inventories	528	(103)
Prepaid expenses	49	(4)
Other current assets	235	7
Field service parts	27	36
Accounts payable and accrued liabilities	187	371
Customer deposits	43	(1)
Unearned revenue	80	(87)

Net cash used in operating activities	(1,613)	(2,208)

Cash flows from investing activities:
Investment in subsidiary, net of cash received	(534)	(250)
Purchase of property and equipment	(18)	(35)
Proceeds from disposal of assets	77	--
Purchase of intangible assets	(434)	--

Net cash used in investing activities	(909)	(285)

Cash flows from financing activities:
Proceeds from issuance of Series G Preferred Stock	901	194
Proceeds from issuance of convertible securities	1,080	--
Proceeds from notes payable to affiliated entities	200	2,375
Advance to affiliate	(39)	--
Repayment of capital lease obligation	(3)	--
Proceeds from private placement	297	--

Net cash provided by financing activities	2,436	2,569

Effect of exchange rate changes on cash and cash equivalents	(8)	--

Net (decrease) increase in cash and cash equivalents	(94)	76

Cash and cash equivalents, beginning of year	209	133

Cash and cash equivalents, end of year	$115	$209

Supplemental cash flow information:
Interest paid	--	--
Income taxes paid	--	--

Non-cash disclosures
Issuance of common stock to satisfy severance obligation	$25	--
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$919	--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$2,268	--
Issuance of Series B Preferred Stock to satisfy accrued interest obligation	$380	--
Conversion of debentures to Series B Preferred Stock	$2,934	--
Conversion of Series C Preferred Stock to Series B Preferred Stock	$770	--

See notes to financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986.  The Company designs, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography (“PET”) technology, and has the ability to participate in manufacturing through its’ joint venture with Neusoft Medical Systems Co., LTD.  These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.

On June 5, 2006, the Company, through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”), and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”).  Initially, the Company and QMP held 49.9% and 50.1%, respectively, of the total outstanding capital stock of IPT.  On January 26, 2007, the Company acquired the remaining 50.1% of the capital stock of IPT from Imagin Diagnostic Centers, Inc. (“IMAGIN”), which had acquired the shares from QMP, in exchange for the cancellation of a promissory note in the amount of $2,400,000 IMAGIN had made in favor of the Company.

In applying the requirements of Financial Accounting Standards Board No. 46, as revised, (“FIN 46(R)), upon IPT’s acquisition of IS2, the Company considered several facts in determining whether the operations of IPT warrant consolidation under the guidelines of FIN 46(R). These facts and the Companies accounting treatment of the operations of the variable interest entity are discussed below.

During the initial months following the acquisition, IS2 continued to operate under its existing pre-acquisition management while QMP and the Company formulated operational plans for their joint venture and more specifically IS2.  At this point, the Company did not deem itself to be the primary beneficiary as defined by FIN 46(R) and therefore accounted for its investment in IPT under the equity method by recording its proportionate share of IPT’s losses as a reduction of its investment.  The equity method was applied consistently from the date of acquisition through September 30, 2006.

During the fourth quarter of 2006 Positron’s management significantly increased their involvement in the operations of IPT and IS2 after the termination of IS2’s Chief Executive Officer.  Additionally, the Company began funding its operations and those of its wholly-owned subsidiary, Quantum Molecular Technologies, Inc., with the assets of IPT through loans and cash advances.  Finally, in January 2007 Positron acquired QMP’s entire interest in IPT, giving it 100% ownership.  Due to the increase in management control by Positron over IPT and the subsequent acquisition of QMP’s interest, reconsideration has been given to Positron’s relationship with IPT under the guidance of FIN 46(R), and the Company believes itself to be the primary beneficiary of the variable interest entity. As such, IPT’s results of operations for the period October 1 to December 31, 2006 and its balance sheet at December 31, 2006 are consolidated in the Company’s financial statements presented herein.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Principles of Consolidation

For the year ended December 31, 2006, the financial statements include the transactions of Positron Corporation, Imaging Pet Technologies, Inc. from October 1, 2006 and Quantum Molecular Technologies, from its date of Incorporation of April 13, 2006. From the date of acquisition of June 5, 2006 through September 30, 2006, the transactions of IPT were accounted for by the Company under the equity method with the Company recording its proportionate share of IPT’s losses as expense in the period incurred. All Intercompany transactions and balances have been eliminated.

For the year ended December 31, 2005, the financial statements include only the transactions of Positron Corporation.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Such principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Affiliated Entities

Affiliated entities of Positron include companies with common significant shareholders, joint venture companies, joint venture partners and companies with common management or control.  Such companies include Imagin Diagnostic Centres, Inc. (“IMAGIN”), Quantum Molecular Pharmaceuticals, Inc. (“QMP”), Imagin Molecular Corporation (“IMGM”), Solaris Opportunity Fund (“Solaris”), Neusoft Positron Medical Systems Co., Ltd. (“NPMS”), Positron Acquisition Corporation (“PAC”) and Imagin Nuclear Partners (“INP”). PAC and INP are wholly-owned subsidiaries of IMGM.

Foreign Currency Translation

As of December 31, 2006 the accounts of the Company’s subsidiaries, IPT and QMT were maintained, and their consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Accounts receivable arise primarily from transactions with customers in the medical industry located throughout the world, but concentrated in the United States, Canada and Japan.  The Company provides a reserve for accounts where collectibility is uncertain.  Collateral is generally not required for credit granted.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Property and Equipment

Property and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of three to seven years, and declining balance methods for IPT’s computer software. Gains or losses on dispositions are included in the statement of operations in the period incurred.  Maintenance and repairs are charged to expense as incurred.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Revenue Recognition

Revenues from POSICAMTM system contracts and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place.  The cost of direct-response advertising is not significant.  Advertising expenses for 2006 and 2005 were $92,000 and $128,000, respectively.

Research and Development Expenses

All costs related to research and development costs are charged to expense as incurred.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS Statement No. 123. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, the Company measures all employee share-based compensation awards using a fair value based method and record share-based compensation expense in its financial statements if the requisite service to earn the award is provided..

The adoption of SFAS No. 123(R) did not affect the Company’s net cash flow, but it did have a negative impact on its results of operations. In accordance with SFAS 123(R), the Company recognizes the expense attributable to stock awards that are granted or vest in periods ending subsequent to December 31, 2005 in the statements of operations.

For the year ended December 31, 2005, the Company elected to apply the intrinsic value-based method to account for employee stock option awards under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and to provide disclosures based on the fair value in the Notes to the Consolidated Financial statements as permitted by SFAS No. 123.  Under the intrinsic value method , compensation expense, if any, is recognized for the difference between the exercise price of the option and the fair value of the underlying common stock as of a measurement date.

As described above, prior to January 1, 2006 the Company used the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period.  The fair value of options granted during 2005 was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions used to calculate fair value:

Expected life (years)	5
Risk free rate of return	4.5%
Dividend yield	0
Expected volatility	133%

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Pro-forma net loss and net loss per share is as follows:

		2005
Net loss as reported		$(3,806)

Add:	Stock-based employee compensation expense included in reported net loss	(59)

Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards	(110)

Pro-Forma net loss		$(3,975)

Loss per share

	Basic and diluted as reported	$(0.06)

	Basic and diluted pro-forma	$(0.06)

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  Actual results could differ from the amounts estimated.

Loss Per Common Share

Basic loss per common share is calculated by dividing net income by the weighted average common shares outstanding during the period.  Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the period presented in the Statement of Operations and Comprehensive Income, as the effect would be antidilutive.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncement

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes"("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.  Another significant change in practice under SFA No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  The provisions of SFAS No. 154 did not impact the Company's consolidated financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The provisions of FIN 48 are not expected to have a material effect the Company's consolidated financial statements.

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At December 31, 2006, the Company had an accumulated deficit of $68,825,000 and a stockholders’ deficit of $1,132,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $1,080,000 from notes payable and $1,095,000 from issuance of Series G Preferred to acquire the assets of IPT and to fund operating activities.  The Company had cash and cash equivalents of $115,000 at December 31, 2006.  At the same date, the Company had accounts payable and accrued liabilities of $2,627,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.

The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Imaging Pet Technologies – Business Acquisition

The Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and QMP hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. On May 8, 2006, to finalize certain obligations of QMP related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue Series B Convertible Preferred Stock (the “Series B”), convertible into 65,000,000 shares of the Company’s common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies, below.

On June 5, 2006, IPT completed the acquisition of IS2 through a series of events which resulted in the net assets of IS2 being transferred to IPT.  On April 28, 2006, debenture holders and promissory note holders of IS2 were put on notice that IS2 was in default of its covenants relating to revenue targets.  In turn, the debenture/note holders demanded payment.  On May 29, 2006, the debentures and notes totaling $1,435,727 were assigned to IPT by the holders in exchange for $1,000,000.  The original holders assigned their security agreements to IPT who exercised those agreements immediately and assumed the net assets of IS2.  In addition to the net assets, the Company assumed leases and contracts.  Employments contracts were established with the Company upon acquisition.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

The net assets acquired include the following (in thousands):
Cash and equivalents	$605
Accounts receivable	65
Investment tax credits	340
Prepaid expenses	51
Inventories	1,319
Property and equipment	105
Deferred patent costs	74
Accounts payable and accrued liabilities	(754)
Customer deposits	(364)
Capital lease obligations	(14)
Net value of assets acquired	1,427

Purchase Price	1,000

Excess of net assets acquired over purchase price	$427

The excess of the net assets acquired over the purchase price was allocated as follows:

Write-down of property and equipment	$105
Write-down of deferred patent costs	74
Extraordinary gain on before currency translation adjustment	241
Effect of currency translation	7
$427

Acquisition of IMAGIN Interest in IPT

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with Imagin Diagnostic Centres, Inc. (“IMAGIN”), to acquire 11,523,000 shares of common stock of IPT. The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, QMP and later assigned to IMAGIN. As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

4.	Quantum Molecular Technologies

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN.  The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture would be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  The Company had the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock.  In consideration for the Company's 20% interest in the joint venture, the Company was obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company.  In turn, IMAGIN and QMP had committed to purchase up to $4 million in preferred equity in the Company.

On May 8, 2006, the Company amended certain aspects of the QMT JV transaction. Whereas the Company originally held 20% of the interests of the QMT JV, QMP and IMAGIN assigned 100% of their interest to the Company.  Additionally, the investment amount QMP and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT JV interests and participation by the Company in the IPT joint venture acquisition and subsequent financing. The $2,400,000 investment is in the form of a promissory note to the Company.  In exchange for the assignment of QMT  JV interests and the investment, the Company issued 3,450,000 shares of Series B Convertible Preferred Stock, convertible into 345,000,000 shares of the Company’s common stock to QMP and IMAGIN, pro rata.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

On April 13, 2006, the QMT JV was incorporated under the name Quantum Molecular Technologies, Inc. (“QMT”) and acquired certain intangible assets in the form of capitalized research and development costs from IMAGIN for a note payable in the amount of  $368,755.  As discussed above, on May 8, 2006 the Company acquired 100% of the IMAGIN and QMP interests in QMT.   QMT had limited operating activity during the period between April 13, 2006 and May 8, 2006, as such the Company has consolidated 100% of the operations of QMT from the date of acquisition.

Using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg, QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments. The first solid-state detector technology patent has been filed by QMT.  The Company will have the right to manufacture and sell any PET products developed by QMT in exchange for royalty payments still to be negotiated.

5.	Inventories

Inventories at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Raw materials	$949	$235
Work in progress	577	17
Subtotal	1,526	252
Less reserve for obsolescence	(50)	(50)
Total	$1,476	$202

The Company expensed $522,000 of excess inventory as it ceased manufacturing activities at its Houston facility in 2005.

6.	Investment in Joint Venture

On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft").  Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the "NPMS"), to engage in the manufacturing of PET and CT/PET medical imaging equipment.  NPMS received its business license and was organized in September 2005.

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling  Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology.  The purpose and scope of NPMS's technology business is to research, develop and manufacture Positron Emission Tomography systems (PET), and an integrated  X-ray Computed Tomography system (CT) and PET system (PET/CT), and to otherwise provide relevant technical consultation and services.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of NPMS is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of NPMS is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  Positron has transferred to NPMS certain of its PET technology, while Neusoft made available to NPMS certain CT technology for the development and production of an integrated PET/CT system.  The parties share the profits, losses and risks of  NPMS in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of NPMS.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Following are the condensed financial statements of Neusoft Positron Medical Systems Co., Ltd. for  the years ended December 31, 2006 and 2005.

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006
(In thousands)

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$220	$1,295
Other current assets	504	4
Total current assets	724	1,299

Intangibles and other assets	653	646

Total assets	$1,377	$1,945

Current liabilities:
Other current liabilities	(55)	3
Total current liabilities	(55)	3

Capital	1,432	1,942

Total liabilities and capital	$1,377	$1,945

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(in thousands)

	2006	2005

Revenue	$--	$--

Expense
General and administrative expense	575	61
Total expense	575	61

Net loss	$(575)	$(61)

7.	Property and Equipment

Property and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Furniture and fixtures	$130	$161
Computers and peripherals	74	318
Machinery and equipment	26	134
Subtotal	230	613
Less accumulated depreciation	(166)	(493)
Total	$64	$120

FY 2006	POSITRON CORPORATION	FORM 10-KSB

8.	Other Assets

Other assets at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Field service parts and supplies	$17	$45
Intangible assets	57	--
Deferred loan costs	178	12

Total	$252	$57

The Company expensed $134,000 of excess field service parts and supplies in 2005.

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Trade accounts payable	$1,431	$441
Accrued royalties	373	352
Accrued interest	44	260
Sales taxes payable	260	236
Accrued compensation	249	159
Accrued property taxes	65	113
Accrued professional fees	92	80
Insurance premiums payable	--	43
Accrued warranty costs	113	10

Total	$2,627	$1,694

Accrued compensation includes severance payments payable to the Company's former Chief Executive Officer, Gary H. Brooks.  Mr. Brooks resigned effective September 29, 2005.  In connection with his resignation, the Company agreed to make severance payments to Mr. Brooks of $18,583.33 per month for a period of six months, and to extend the expiration date of options held by Mr. Brooks through September 30, 2006, and warrants held by Mr. Brooks until the later of (i) October 31, 2007 for 7,000,000 warrants and June 2009 for 500,000 warrants, and (ii) the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares underlying such warrants shall have become effective and shall have remained effective for a period of six months.  Unpaid severance obligations at December 31, 2006 and 2005 total approximately $ 55,000 and $ 97,000, respectively. In March 2007, the Company fully paid all severance amounts owed to Mr. Brooks

10.	Convertible Notes Payable to Affiliated Entities

Notes payable to affiliated entities at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
IMAGIN Diagnostic Centres, Inc., less discount of $610	$--	$1,723
Solaris Opportunity Fund, L.P., less discount of $280	--	120
Total	$--	$1,843

FY 2006	POSITRON CORPORATION	FORM 10-KSB

IMAGIN Diagnostic Centres, Inc.

Financing Agreements dated May 21, 2004

On May 26, 2004 and June 17, 2004, the Company sold two separate secured convertible promissory notes under a Note Purchase Agreement dated May 21, 2004, to IMAGIN Diagnostic Centres, Inc. (“IMAGIN”) in the principal amounts of $400,000 and $300,000, respectively.  Interest is charged on the outstanding principal at the rate of ten percent (10%) per annum and is payable annually to the extent of positive cash flow on the anniversary dates of these notes.  The principal and any unpaid interest were to be paid on the earlier to occur of May 21, 2006 or when declared due and payable by IMAGIN upon occurrence of an event of default.  The notes were initially convertible into new shares of Series C Preferred Stock that, in turn are convertible into an aggregate of 35,000,000 shares of the Company’s common stock.  These notes were collateralized by all of the assets of the Company.  Principal of $700,000 has been advanced related to these notes.    An additional $70,000 in accrued interest on these notes was converted to loan principal on May 21, 2005.  On October 21, 2005, IMAGIN converted loan principal of $770,000 on promissory notes into 770,000 shares of Series C Preferred Stock.  On March 17, 2006, IMAGIN Diagnostic Centres, Inc. assigned to Positron Acquisition Corp. its interest in 770,000 shares of the Company’s Series C Preferred Stock, 4,026,000 shares of the Company’s common stock and the Company’s secured convertible notes in the aggregate principal amount of $696,850, which are convertible into 696,850 shares of the Company’s Series D Preferred Stock and in turn are convertible into 27,874,000 shares of the Company’s common stock.  Positron Acquisition Corporation is a wholly-owned subsidiary of Imagin Molecular Corporation, Inc. (“IMGM”), an affiliate of the Company through common ownership.  IMAGIN is a significant shareholder of both the Company and IMGM.

In a second stage of the financing IMAGIN agreed to purchase additional secured convertible promissory notes in the aggregate principal amount of $1,300,000.  These notes were to be purchased over a six and a half month period, commencing July 15, 2004.  These notes were due and payable on May 21, 2006.  These notes were initially convertible into new shares of Series D Preferred Stock that, in turn was convertible into an aggregate of 52,000,000 shares of the Company’s common stock.  As of June 30, 2005, principal of $1,208,500 had been advanced related to these notes.  On June 30, 2005, IMAGIN converted $575,000 of these promissory notes into shares of Series D Preferred Stock that, in turn were converted into 23,000,000 shares of the Company’s common stock.  This conversion reduced the principal owed under these promissory notes from $1,208,500 to $633,500.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

Financing Agreements dated October 31, 2005

On October 31, 2005, the Company sold to IMAGIN 10% secured convertible promissory notes under a Note Purchase Agreement, dated the same date, in the aggregate principal amount of $400,000.  As of December 31, 2005, IMAGIN has purchased $300,000 of these notes.   In January 2006, the Company received the final $100,000 for the purchase of the notes. These notes are due and payable on October 31, 2008.  These notes are convertible into an aggregate of 20,000,000 shares of the Company’s common stock.  Full convertibility of the notes into shares of common stock will require an amendment to the Company’s Articles of Incorporation which must be approved by the shareholders.

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

Solaris Opportunity Fund, L.P.

Financing Agreements dated February 28, 2005

On February 28, 2005, the Company entered into a series of agreements with a related party, Solaris Opportunity Fund (“Solaris”) pursuant to which Solaris agreed to purchase an aggregate of $1,000,000 face amount of the Company’s 10% secured convertible promissory notes.  As of December 31, 2005, Solaris has purchased $1,000,000 of these notes.  These notes are due and payable on March 6, 2007.  The notes were initially convertible into new shares of Series E Preferred Stock that, in turn are convertible into an aggregate of 22,000,000 shares of the Company’s common stock

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date.  On February 28, 2005, enough common shares were available to facilitate the conversion of substantially all of the debt into common stock.  The fair value of the related Series E Preferred Stock at the commitment date of $2,200,000 less the $1,000,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature.  However, the beneficial conversion feature is limited to the $1,000,000 proceeds of the debt.  The balance of the unamortized discount was approximately $604,000 at December 31, 2005. During 2006 this convertible note payable was sold to IMAGIN.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

In accordance with generally accepted accounting principles in the event the conversion price is less than the Company’s stock price at the date of the agreement, the difference is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date.  On June 27, 2005, enough common shares were available to facilitate the conversion of all of the debt into common stock.  The fair value of the related Series F Preferred Stock at the commitment date of $1,600,000 less the $400,000 in loan proceeds, results in an intrinsic value of $1,200,000 for the beneficial conversion feature.  However, the beneficial conversion feature is limited to the $400,000 proceeds of the debt.  The balance of the unamortized discount was approximately $280,000 at December 31, 2005.  During 2006 this convertible note payable was sold to QMP.

Conversion of Notes Payable to Series B Preferred Stock

In 2006, the Company converted all outstanding convertible notes payable and accrued interest due to affiliated entities to Series B Preferred Stock (see note 13). Following is a description of each conversion:

The Company and IMAGIN converted principal and interest of $1,164,192 outstanding upon the Series E Convertible Promissory Notes and principal and interest of $877,669 of Convertible Secured Notes into 690,930.5 shares of Series B Preferred Stock.

The Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.

The Company and QMP converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.  The Company has been advised by IMAGIN that it had acquired all of QMP’s interest in the securities of the Company.

11.	Secured Convertible Notes Payable

Pursuant to the terms of a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually.  The Debentures are convertible into shares of the Company’s Common Stock as the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%; provided, however that the percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing of the transaction and (ii) 65% in the event the Registration Statement becomes effective  within one hundred and twenty days of the closing of the transaction. The Company filed a Registration Statement on June 20, 2006.  The Company may repay principal and interest in cash in the event that the price of the Company’s Common Stock is below $0.20 on the last business day of a month.  Pursuant to the terms of the Agreements, the Company issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

As a result of the beneficial conversion features contained in the Convertible Debentures, the derivatives embedded in the Debentures have been classified as derivative liabilities. Fair value of the embedded derivatives is determined using the Black Sholes Valuation Method. The combined liabilities recorded for the year ended December 31, 2006 totaled $2,164,400. Of such amount, $380,600 was recorded as debt discount and is being amortized over the term of the Debentures and $1,783,400 was charged to loss on derivative obligations. The Company recorded a gain on derivative obligations of $73,000 for the three months ended December  31, 2006. Additionally, the Company recorded a discount of $919,400 against the Convertible Debentures for the fair market value of the warrants issued. The discount, which was recorded as an increase to additional paid-in capital, is being amortized to interest expense over the term of the Debentures, utilizing the effective interest method.

12.	Options and Warrants

Options

1999 Employee Stock Option Plan

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and terminated the 1994 Stock Option Plan, effective October 6, 1999.  The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants.   The 1999 Plan is administered by the Board of Directors.  The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders).  The Board has authorized 4,000,000 shares of Common Stock for issuance under the 1999 Plan.  As of December 31, 2006, 225,000 options are outstanding, of which 152,396 are vested.

Non-Employee Directors’ Stock Option Plan

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock.  The exercise price of the options is 85% of the fair market value of the common stock on the date of grant.  The Directors’ Plan is administered by the Board.  Options granted under the Directors’ Plan become exercisable in one of two ways:  either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company’s right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant.  To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. The Board has authorized 500,000 shares of Common Stock for issuance under the 1999 Plan.  As of December 31, 2006, 250,000 fully vested options remain outstanding under the Directors' Plan.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

1999 Stock Bonus Incentive Plan

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the “Stock Bonus Plan”), effective November 1, 1999.  The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee’s salary or consultant’s fee.  The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan.  The Stock Bonus Plan is currently administered by the Board.  Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant’s salary.  The shares become exercisable according to a schedule to be established by the Board at the time of grant.  A total of 316,000 shares have been issued under the Stock Bonus Plan at December 31, 2006.

1999 Employee Stock Purchase Plan

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in October 1999.  A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued.  The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter.  The initial offering period began on January 1, 2000.  The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower.  No shares have been issued under the Purchase Plan at December 31, 2006.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005 and approved by the shareholders at the 2006 Annual Meeting.  The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders).  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.    A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan.  As of December 31, 2006, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 10,000,000 are fully vested.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

2006 Stock Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan.  The Company issued 3,870,000 shares of common stock to consultants under the 2006 Plan. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $470,900 for the year ended December 31, 2006.

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price
Balance at December 31, 2004	1,722,272	$0.32

Granted	7,625,000	$0.03 - $0.12
Forfeited	(597,272)	$0.02 - $4.13

Balance at December 31, 2005	8,750,000	$0.05

Granted	11,575,000	$0.05 - $0.06
Forfeited	(325,000)	$0.01 - $2.63
Exercised	(500,000)	$0.05

Balance at December 31, 2006	19,500,000	$0.06

Following is a summary of stock options outstanding at December 31, 2006 and 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Term (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.020	75,000	3.63	$0.02	48,438	$0.02
$0.050	7,500,000	4.00	$0.05	4,000,000	$0.05
$0.060	11,500,000	4.00	$0.06	6,000,000	$0.06
$0.111	25,000	4.25	$0.11	25,000	$0.11
$0.077	25,000	5.00	$0.08	25,000	$0.08
$0.010 - $0.050	175,000	7.06	$0.04	128,958	$0.02
$0.034 - $0.119	50,000	7.25	$0.09	50,000	$0.09
$0.102	50,000	8.00	$0.10	50,000	$0.10
$0.043	25,000	8.67	$0.04	25,000	$0.04
$0.09	75,000	9.00	$0.09	75,000	$0.09

Balance at 12/31/2006	19,500,000		$0.06	10,427,396	$0.06

Balance at 12/31/2005	8,750,000		$0.05	3,050,625	$0.05

The Company recognized $10,100 in compensation related to the re-pricing of options in 2005

FY 2006	POSITRON CORPORATION	FORM 10-KSB

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the year ended December 31, 2006 was determined using the following assumptions:

Expected life (years)	3-10
Risk free rate of return	4.65%-4.75%
Dividend yield	0
Expected volatility	230%

Warrants

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2004	18,150,000	$0.05 - $2.40	$0.23
Issues and expirations in 2005	--	--	--
Balance at December 31, 2005	18,150,000		$0.23
New warrants issued with Series G Preferred Stock	10,224,100	$0.10	$0.10
New warrants issued with secured convertible debentures	30,000,000	$0.15	$0.15
Balance at December 31, 2006	58,374,100		$0.12

All outstanding warrants are currently exercisable.  A summary of outstanding stock warrants at December 31, 2006 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	(a)	--	$0.02
250,000	January 2007	0.1	$2.40
500,000	October 2007	0.8	$0.02
1,250,000	March 2008	1.3	$0.25
10,224,000	April 2008	1.3	$0.10
3,750,000	June 2009	2.5	$0.02
8,575,000	May 2010	3.4	$0.02
30,000,000	May 2013	6.4	$0.15
58,374,100

(a) Warrants expire on  the date on which a registration statement filed with the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant shall have become effective and shall have remained effective for a period of six months.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

13.	Preferred Stock

The Company’s Articles of Incorporation authorize the Board of Directors to issue 10,000,000 shares of preferred stock from time to time in one or more series.  The Board subsequently authorized an additional 9,000,000 shares designated as Series B Preferred Stock.  The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.

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

As of December 31, 2006 and 2005, stated dividends that are undeclared and unpaid on the Series A Preferred Stock total approximately $485,000 and $448,000.  The Company anticipates that such dividends, if and when declared, will be paid in shares of Series A Preferred Stock.

Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, D, E and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of December 31, 2006, 5,739,860.5 shares of Series B Preferred Stock were outstanding.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

Series C Preferred Stock

The Company has designated 840,000 shares as Series C 6% Cumulative Convertible Redeemable Preferred Stock $1.00 par value (“Series C Preferred Stock”).  Each share of the Series C Preferred Stock is convertible into 50 shares of Common Stock.  Six percent dividends accrue on the Series C Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow.  The Series C Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A Preferred Stock in liquidation.  Holders of the Series C Preferred Stock are entitled to 130 votes per share on any matter requiring shareholder vote.  While the Series C Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.  The Series C Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

On October 21, 2005, IMAGIN converted loan principal of $770,000 on promissory notes into 770,000 shares of Series C Preferred Stock $1.00 par value (“Series C Preferred Stock”).

On September 30, 2006, the Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.

As of December 31, 2006 there were no outstanding shares of Series C Preferred Stock.

Series D Preferred Stock

The Company has designated 1,560,000 shares of preferred stock as 6% Cumulative Convertible Redeemable Series D Preferred Stock $1.00 par value.  Each share of the Series D Preferred Stock is convertible into 40 shares of Common Stock.  Six percent dividends accrue on the Series D Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow.  The Series D Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A and C Preferred Stock in liquidation.  Except as required by law and in the case of various actions affecting the rights of the Series D Preferred Stock, holders of the Series D Preferred Stock are not entitled to vote on matters requiring shareholder vote.  While the Series D Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.  The Series D Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  The Company has issued 10% secured convertible promissory notes in the principal amount of $696,850, which remain outstanding and are convertible into 696,850 shares of Series D Preferred Stock.

On September 30, 2006, the Company and Positron Acquisition Corp. converted principal and interest of $818,066 outstanding upon the Series D Secured Convertible Promissory Notes and 770,000 shares of Series C Preferred Stock into 762,358 shares of Series B Preferred Stock. Positron Acquisition Corp. subsequently converted 40,000 shares of Series B Preferred Stock into 4,000,000 shares of the Company’s Common Stock.

As of December 31, 2006 there were no outstanding shares of Series D Preferred Stock.

Series E Preferred Stock

The Company has designated 1,200,000 shares of preferred stock as 6% Cumulative Convertible Redeemable Series E Preferred Stock $1.00 par value.  Each share of the Series E Preferred Stock is convertible into 22 shares of Common Stock.  Six percent dividends accrue on the Series E Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow.  The Series E Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A, C and D Preferred Stock in liquidation.  Except as required by law and in the case of various actions affecting the rights of the Series E Preferred Stock, holders of the Series E Preferred Stock are not entitled to vote on matters requiring shareholder vote.  While the Series E Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.  The Series E Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  The Company has issued 10% secured convertible promissory notes in the principal amount of $1,000,000, which are convertible into 1,000,000 shares of Series E Preferred Stock.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

On September 30, 2006, the Company and IMAGIN converted principal and interest of $1,164,192 outstanding upon the Series E Convertible Promissory Notes and principal and interest of $877,669 of Convertible Secured Notes into 690,930.5 shares of Series B Preferred Stock.

As of December 31, 2006 there were no outstanding shares of Series E Preferred Stock.

Series F Preferred Stock

The Company has designated 600,000 shares of preferred stock as Series F Preferred Stock $1.00 par value.  Each share of the Series F Preferred Stock is convertible into 50 shares of Common Stock.  Six percent dividends accrue on the Series F Preferred Stock and may be paid in cash or in Common Stock depending on the Company's operating cash flow.  The Series F Preferred Stock is senior to the Company's Common Stock and junior in priority to the Company's Series A, C, D and E Preferred Stock in liquidation.  Except as required by law and in the case of various actions affecting the rights of the Series F Preferred Stock, holders of the Series F Preferred Stock are not entitled to vote on matters requiring shareholder vote.  While the Series F Preferred Stock is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company.  The Series F Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.     The Company has issued 10% secured convertible promissory notes in the principal amount of $400,000, which are convertible into 400,000 shares of Series F Preferred Stock.

On September 30, 2006, the Company and QMP converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.

As of December 31, 2006 there were no outstanding shares of Series F Preferred Stock.

Series G Preferred Stock

In 2006, the Company issued 204,482 Units in a private placement. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit, with $5.00 of the Unit purchase price allocated to the purchase of the share of Series G Preferred Stock and $0.50 allocated to the purchase of the warrant, for a total offering amount of $1,124,650. The net proceeds of the private placement were approximately $1,096,000.

The Company has designated 3,000,000 shares of preferred stock as Series G Preferred Stock $1.00 par value. Each share of Series G Preferred Stock is convertible into 100 shares of common stock. Eight percent dividends accrue on the Series G Preferred Stock and may be paid in cash or in Common Stock in the Company's discretion. The Series G Preferred Stock is senior to the Company's common stock and junior in priority to the Registrant's Series A, C, D, E and F Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series G Preferred Stock, holders of the Series G Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series G Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $5.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

As of December 31, 2006, stated dividends that are undeclared and unpaid on the Series G Preferred Stock total approximately $16,000.

14.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $18,000,000, which expire in 2007 through 2026.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

The composition of deferred tax assets and the related tax effects at December 31, 2006 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating losses:
Domestic	$5,835	$4,980
Foreign	196	--
Stock option compensation	172	--
Accrued liabilities and reserves	198	251
Inventory basis difference	68	95
	6,469	5,326
Valuation allowance	(6,469)	(5,326)

Total deferred tax assets	$--	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2006		2005
	Amount	%	Amount	%

Benefit for income tax at federal statutory rate	$2,321	34.0	$1,294	34.0
Expenses not deductible for tax purposes	(901)	(13.2)	(325)	(8.5)
Statutory rate difference - foreign subsidiary	(203)	(3.0)	--	--
Other	(74)	(1.1)	--	--
Change in valuation allowance	(1,143)	(16.7)	(969)	(25.5)

	$--	--	$--	--

15.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company.  Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement.    The Company made no contributions in 2006 and 2005.  The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were by the Company in 2006 or 2005.

16.	Related Party Transactions

Affiliated Companies

In September 2006, the Company sold a refurbished HZL PET Imaging machine to Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, an affiliate of the Company. The sales price of the machine was $200,000. The Company also billed $18,000 for time and expense related to installation. As of December 31, 2006 INP owes the Company $185,385.

FY 2006	POSITRON CORPORATION	FORM 10-KSB

In 2006 sales to NPMS approximated $180,000.  As of December 31, 2006 the Company has a receivable in the amount of $179,053 due from NPMS, for parts and materials purchased on behalf of the joint venture.

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and it’s Chairman.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors.  During 2006 the Company did not pay any bonus pursuant to the incentive compensation plan.

17.	Commitments and Contingencies

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

Royalty Agreements

The Company acquired the know-how and patent rights for Positron Imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $373,000 and $352,000 were included in liabilities at December 31, 2006 and 2005, respectively.

Lease Agreements

The Company operates in leased facilities under three separate operating leases, two of which are on a month-to-month basis and a third, for the IS2 facility in Canada, expires July 31, 2008. The rental rate for the month-to-month leased facilities was $5,600. Monthly rental charges for the IS2 facility were $8,300.    The cost of leasing the Company’s operating facility amounted to approximately $125,000 and $56,000 in 2006 and 2005, respectively.

At December 31, 2006, approximate future minimum rental payments under operating leases are as follows:

2007	$97,480
2008	58,745
$156,225

Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance.  The Company is currently not aware of any material litigation affecting the Company.

18.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

FY 2006	POSITRON CORPORATION	FORM 10-KSB

	Year Ended December 31, (In thousands, except for per share data)
	2006	2005
Numerator:
Basic and diluted net loss:	$(6,586)	$(3,806)

Denominator:
Denominator for basic earnings per share-weighted average shares	81,508	65,044
Effect of dilutive securities
Convertible Series A Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted Average shares and assumed conversions	81,508	65,044

Basic and diluted loss per common share	$(0.08)	$(0.06)

All common stock equivalents in the years ended December 31, 2006 and 2005 were excluded from the above calculation as their effect was anti-dilutive.

19.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows (in thousands):

	2006	2005
United States:
Revenues	$1,295	$762
Operating expenses	3,114	2,526
Net loss	(5,657)	(3,806)

Canada:
Revenues	$918	--
Operating expenses	1,489	--
Net loss	(929)	--

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2006 and 2005 the Company had a limited number of customers as follows:

	2006	2005

Number of customers	18	8
Customers accounting for more than 10% of revenues	--	5
Percent of revenues derived from largest customer	9%	28%
Percent of revenues derived from second largest customer	8%	15%

FY 2006	POSITRON CORPORATION	FORM 10-KSB

20.	Subsequent Events

Acquisition of IMAGIN Interest in IPT

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with IMAGIN, to acquire 11,523,000 shares of common stock IPT. The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, QMP and later assigned to IMAGIN.  As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

Immediately following the acquisition of the Shares, IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT. The purchase price of the acquisition was $2,800,000, in the form of a promissory note made in favor of the Company, payable on or before July 1, 2008, and secured by a pledge of all of the issued and outstanding shares of QMT.

Newly Formed Subsidiary

On March 26, 2007, the Company formed Homeland Radiation Detection Systems, Inc., a Texas corporation and wholly-owned subsidiary (“HRDS”)   HRDS has filed a provisional patent for production of a device that is capable of detecting illicit radioactive sources at a distance which the Company intends to develop and market for homeland security applications.

Severance Obligation

In March 2007, the Company paid Gary Brooks, the Company’s former Chief Executive Officer, $58,325 as full settlement of the Company’s severance obligation to Mr. Brooks pursuant to the severance agreement dated September 29, 2005.  The Company has no further amounts due to Mr. Brooks under the severance agreement.

EXHIBITS

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