Form 10QSB
period 2007-03-31
POSITRON CORP
filed 2007-05-15
CIK 844985

FORM 10-QSB	MARCH 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ________________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes           ☒                   No         ☐

As of May 15, 2007, there were 87,205,202 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes    ☐ No     ☒

FORM 10-QSB	MARCH 31, 2007

POSITRON CORPORATION

Form 10-QSB for the quarter ended March 31, 2007

FORM 10-QSB	MARCH 31, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$472	$115
Accounts receivable	242	208
Inventories	1,396	1,476
Due from affiliates	498	2,955
Prepaid expenses	166	115
Other current assets	67	63

Total current assets	2,841	4,932

Investment In Joint Ventures	--	23
Property and equipment, net	65	64
Goodwill	2,592	--
Other assets	273	252
Total assets	$5,771	$5,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,525	$2,627
Customer deposits	127	146
Unearned revenue	118	241
Due to affiliates	48	507

Total current liabilities	2,818	3,521

Obligation under capital lease	1	7
Convertible notes payable, less discount of $1,258 and $1,272	42	28
Deposits of unissued preferred stock	2,790	850
Derivative liabilities for convertible debentures	2,199	2,165
Majority interest in loss of consolidated subsidiary	--	(168)

Total liabilities	7,850	6,403

Stockholders’ deficit: Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 5,739,860.5 shares issued and outstanding	5,740	5,740
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 204,482 shares issued and outstanding	204	204
Common Stock: $0.01 par value; 800,000,000 shares authorized; 87,205,202, and 86,205,202 shares outstanding	872	862
Additional paid-in capital	60,583	60,400
Other comprehensive income	17	38
Accumulated deficit	(69,944)	(68,825)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(2,079)	(1,132)

Total liabilities and stockholders’ deficit	$5,771	$5,271

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
System sales	$975	$--
Upgrades	--	--
Service and component	226	198

Total revenues	1,201	198

Costs of revenues:
System sales	685	--
Upgrades	--	--
Service, warranty and component	137	148

Total costs of revenues	822	148

Gross profit	379	50

Operating expenses:
Research and development	353	144
Selling and marketing	269	70
General and administrative	709	435
Stock based compensation	103	246

Total operating expenses	1,434	895

Loss from operations	(1,055)	(845)

Other income (expense)
Interest expense	(33)	(269)
Derivative gains (losses)	(34)	--
Equity in losses of joint ventures	(22)	(42)

Total other income (expense)	(89)	(311)

Loss before income taxes and majority interest	(1,144)	(1,156)

Majority interest in loss of consolidated subsidiary	25	--

Loss before income taxes	(1,119)	(1,156)

Income taxes	--	--

Net loss	$(1,119)	$(1,156)

Other comprehensive income
Foreign currency translation loss	(21)	--

Comprehensive loss	$(1,140)	$(1,156)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	87,083	77,997

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,119)	$(1,156)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15	12
Amortization of loan costs, debt discount and beneficial conversion features	18	194
Stock based compensation	103	246
Loss on derivative liabilities	34	--
Common stock issued for services	90	--
Equity in losses of joint ventures	22	42
Majority interest in losses of consolidated subsidiary	(25)	--
Changes in operating assets and liabilities:
Accounts receivable	(32)	(21)
Inventory	91	(10)
Prepaid expenses	(49)	25
Other current assets	(3)	(26)
Field service parts and supplies	(42)	(17)
Accounts payable and accrued liabilities	(116)	74
Customer deposits	(115)	--
Unearned revenue	(28)	(4)

Net cash used in operating activities	(1,156)	(641)

Cash flows from investing activities:

Purchase of property and equipment	(13)	--

Net cash used in investing activities	(13)	--

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entities	--	100
Repayments of advances to affiliated entities	131	--
Proceeds from private placements	1,903	505
Capital lease payments	(1)	--
Advance to affiliated entities	(512)	(78)

Net cash provided by financing activities	1,521	527

Effect of exchange rate changes on cash and cash equivalents	5

Net (decrease) increase in cash and cash equivalents	357	(114)

Cash and cash equivalents, beginning of period	115	209

Cash and cash equivalents, end of period	$472	$95
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

See accompanying notes

FORM 10-QSB	MARCH 31, 2007

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Company”) for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2006, as reported in the Form 10-KSB, have been omitted.

For the three months ended March 31, 2007, the financial statements include the transactions of Positron Corporation (“Positron” or “the Company”), and Imaging Pet Technologies, Inc. (“IPT”). All Intercompany transactions and balances have been eliminated.

For the three months ended March 31, 2006, the financial statements include only the transactions of Positron Corporation.

2.	Accounting Policies

Foreign Currency Translation

As of March 31, 2007 the accounts of the Company’s subsidiaries, IPT and QMT were maintained, and their consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Concentrations of Credit Risk

Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk.  The Company maintains its cash in banks or other financial institutions selected based upon management's assessment of the bank's financial stability.  Cash balances periodically exceed the $100,000 federal depository insurance limit.

Accounts receivable arise primarily from transactions with customers in the medical industry located throughout the world, but concentrated in the United States, Canada and Japan.  The Company provides a reserve for accounts where collectibility is uncertain.  Collateral is generally not required for credit granted.

FORM 10-QSB	MARCH 31, 2007

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

Revenue Recognition

Revenues from POSICAMTM system contracts, IPT’s PulseCDC™ compact digital cardiac camera (sold under the IS2 brand name) and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Under Statement No. 109, the asset and liability method is used in accounting for income taxes.  Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.  The temporary differences relate primarily to net operating loss carryforwards.  A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

FORM 10-QSB	MARCH 31, 2007

In June 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 were adopted in the first quarter of 2007 and did not have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, the company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At March 31, 2007, the Company had an accumulated deficit of $69,944,000 and a stockholder’s deficit of $2,079,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the company intends to reduce significantly, overall costs to manufacture and deliver PET systems.  In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales and service volumes.

The Company had cash and cash equivalents of $472,000 at March 31, 2007.  At the same date, the Company had accounts payable and accrued liabilities of $2,525,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-QSB	MARCH 31, 2007

4.	Imaging Pet Technologies – Business Acquisition

The Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and QMP hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. On May 8, 2006, to finalize certain obligations of QMP related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue 650,000 shares of its Series B Convertible Preferred Stock (the “Series B”) to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies, below.

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

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with Imagin Diagnostic Centres, Inc. (“IMAGIN”), to acquire 11,523,000 shares of common stock of IPT. The Shares represented the remaining 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, QMP and later assigned to IMAGIN. As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

The acquisition of the remaining 50.1% of IPT on January 26, 2007 was accounted for using the purchase method of accounting.  Initially, the excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed has been recorded as goodwill.  Total goodwill recorded for this acquisition was $2,592,256.  Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”  (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment using the “fair value” methodology.

5.	Quantum Molecular Technologies

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

On May 8, 2006, the Company amended certain aspects of the QMT JV transaction. Whereas the Company originally held 20% of the interests of the QMT JV, QMP and IMAGIN assigned 100% of their interest to the Company.  Additionally, the investment amount QMP and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT JV interests and participation by the Company in the IPT joint venture acquisition and subsequent financing. The $2,400,000 investment is in the form of a promissory note to the Company.  In exchange for the assignment of QMT  JV interests and the investment, the Company issued 3,450,000 shares of Series B Convertible Preferred Stock.

FORM 10-QSB	MARCH 31, 2007

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

On January 26, 2007 IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT.

6.	Inventories

Inventories at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	Dec. 31, 2006
Raw materials	$1,176	$949
Work in process	270	577
Subtotal	1,446	1,526
Less reserve for obsolescence	(50)	(50)
Total	$1,396	$1,476

7.	Due from affiliates

Due from affiliates at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	Dec. 31, 2006
Imagin Diagnostic Centres, Inc.	$194	$2,592
Quantum Molecular Pharmaceuticals, Inc.	17	--
Imagin Nuclear Partners, Inc.	224	185
Neusoft Positron Medical Systems Co., Ltd.	63	178
	$498	$2,955

8.	Investment in Joint Ventures

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

FORM 10-QSB	MARCH 31, 2007

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

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
MARCH 31, 2007 AND 2006
(In thousands)

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$62	$1,097
Other current assets	376	95
Total current assets	438	1,192

Intangibles and other assets	642	638

Total assets	$1,080	$1,830

Current liabilities:
Accounts payable and other current liabilities	16	2
Total current liabilities	16	2

Capital	1,064	1,828

Total liabilities and capital	$1,080	$1,830

FORM 10-QSB	MARCH 31, 2007

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands)

	2007	2006

Revenue	$--	$--

Expense
General and administrative expense	382	127
Total expense	382	127

Net loss	$(382)	$(127)

9.	Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	Dec. 31, 2006
Furniture and fixtures	$130	$130
Computers and peripherals	79	74
Machinery and equipment	34	26
Subtotal	243	230
Less: accumulated depreciation	(178)	(166)
Total	$65	$64

10.	Other Assets

Other assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Field service parts and supplies	$59	$17
Intangible assets	54	57
Deferred loan costs	160	178

Total	$273	$252

FORM 10-QSB	MARCH 31, 2007

11.      Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,421	$1,431
Accrued royalties	375	373
Accrued interest	64	44
Sales taxes payable	259	260
Accrued compensation	137	249
Accrued property taxes	76	65
Accrued professional fees	60	92
Accrued warranty costs	133	113

Total	$2,525	$2,627

12.	Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of March 31, 2007, 5,739,860.5 shares of Series B Preferred Stock were outstanding.

Conversion of Notes Payable to Series B Preferred Stock

In 2006, the Company converted all outstanding convertible notes payable and accrued interest due to affiliated entities to Series B Preferred Stock. Following is a description of each conversion:

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

13.	Secured Convertible Notes Payable

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

FORM 10-QSB	MARCH 31, 2007

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

As a result of the beneficial conversion features contained in the Convertible Debentures, the derivatives embedded in the Debentures have been classified as derivative liabilities. Fair value of the embedded derivatives is determined using the Black Sholes Valuation Method. The combined liabilities recorded during the three months ended March 31, 2007 totaled $2,198,000. The Company recorded a loss on derivative obligations of $34,000 for the three months ended March 31, 2007.

14.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2007 and 2006 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2007	March 31, 2006

Numerator
Basic and diluted loss	$(1,119)	$(1,156)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	87,083	77,997

Basic and diluted loss per common share	$(0.01)	$(0.01)

FORM 10-QSB	MARCH 31, 2007

15.	Stock Based Compensation

Total stock-based compensation expense related to currently outstanding options was approximately $103,000 and $246,000 for the three months ended March 31, 2007 and 2006, respectively.

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the three months ended March 31, 2007 and 2006 was determined using the following assumptions:

The Company issued 1,000,000 shares of common stock to consultants under the 2006 Stock Incentive Plan during the three months ended March 31, 2007. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $90,000 during the three months ended March 31, 2007.

16.	Related Party Transactions

In September 2006, the Company sold Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company, a refurbished HZL Pet Imaging machine. The sales price of the machine was $200,000. For the three months ended March 31, 2007 the Company billed approximately $11,000 under a maintenance contract for the machine. As of March 31, 2007 INP owes the Company $196,222.

As of March 31, 2007 the Company has a receivable in the amount of $63,476 from Neusoft Positron Medical Systems Co. Ltd., for parts and materials purchased on behalf of the joint venture.

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

FORM 10-QSB	MARCH 31, 2007

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in  records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished.

Positron Corporation (the “Company”) was incorporated in 1983 and commenced commercial operations during 1986.  The Company designs, markets and services its POSICAMTM system advanced medical imaging devices, utilizing positron emission tomography (“PET”) technology, and through its wholly-owned subsidiary IPT markets the IS2 PulseCDCTM   compact digital cardiac camera.   Since the commencement of commercial operations and prior to the acquisition of IPT in 2006, revenues have been generated primarily from the sale and service contract revenues derived from the Company’s POSICAM™ system, 11 of which are currently in operation in certain medical facilities in the United States and 6 are operating in international medical institutions. The Company has never been able to sell its POSICAM™ systems in sufficient quantities to achieve operating profitability.  For this reason, in 2005 the Company entered into a joint venture with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China.  Through the joint venture the Company believes it can modernize and upgrade its technology and lower production costs of its systems.

Neusoft Positron Medical Systems Co. Ltd.
The Company’s joint venture with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"), named Neusoft Positron Medical Systems Co., Ltd. ("NPMS"), is active in the development and manufacture of Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT).  These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.  To date NPMS has not produced a PET or CT system for sale.  NPMS will be required to make a submission to the United States Food and Drug Administration for approval of its system modernization to the POSICAMTM systems.  The Company anticipates that the submission will be made late in 2007 or early in 2008.  FDA review time for similar submissions is typically four months.

Imaging Pet Technologies – Business Acquisition
On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with Imagin Diagnostic Centres, Inc. (“IMAGIN”), to acquire 11,523,000 shares of common stock of Imaging Pet Technologies, Inc. (“IPT”). The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, QMP and later assigned to IMAGIN. As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

Comparison of the Results of Operations for the Three Months ended March 31, 2007 and 2006

The Company experienced a net loss of $1,119,000 for the three months ended March 31, 2007 compared to a loss of $1,156,000 for the same quarter in 2006.  The decrease in the 2007 loss as compared to the 2006 loss is due primarily to a significant increase in revenues, the majority of which were generated by IPT.

Revenues - Revenues from the sales of IPT’s gamma cameras were $975,000 for the three months ended March 31, 2007.  The Company did not have any system sales for the same period in 2006.  Service revenue for the quarter was $226,000 as compared to $198,000 for the same period in 2006.  The increase of 14% is due in part to service revenue from IPT and also from a new service contract for a Positron machine sold in September 2006 to its affiliate Imagin Nuclear Partners.

FORM 10-QSB	MARCH 31, 2007

Gross profit for the three months ended March 31, 2007 and 2006, was $379,000 and 50,000, respectively.  Cost of sales related to the IPT systems was $685,000.  Costs of service and component sales for the three months ended March 31, 2007 decreased by $11,000 to $137,000 as compared to $148,000 for the same period in 2006.  The decrease is attributed to fewer service calls to customers and management’s cost reduction efforts.

Operating Expenses - Operating expenses increased $539,000 to $1,434,000 for the three months ended March 31, 2007 from $895,000 for the same period in 2006.  Operating expenses for IPT only during the quarter were $838,000.

Research and development costs for the three months ended March 31, 2007 were $353,000 compared to $144,000 for the 2006.  IPT incurred $105,000 in research costs related to improvements and developments of gamma cameras while its subsidiary, Quantum Molecular Technologies (“QMT”) had research expense of $123,000.  QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.  Positron’s research and development costs of $125,000 were mostly costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

Sales and marketing expense for the three months ended March 31, 2007 increased to $269,000 from $70,000 for the same period in 2006. The increase is almost all due to the sales and marketing expenses of IPT, for which there were none in 2006.  Positron’s sales and marketing expenses were $8,000 for the first quarter of 2007 compared to $70,000 in 2006.  The Company has significantly reduced sales and marketing costs at Positron since manufacturing of PET systems is currently not being done in the Houston facility.  Manufacturing and plant moderninzation efforts are currently taking place in conjunction with the NPMS joint venture.

General and administrative expenses increased $274,000 during the three months ended March 31, 2007 to $709,000 as compared to $435,000 for the same period in 2006.  General and administrative expenses at IPT were $361,000 which includes $41,000 in warranty accruals.  Positron’s general and administrative expenses were $359,000 which is $76,000 less then 2006.  The decrease is attributable primarily to overall cost reduction measures taken by the Company’s management.

Stock based compensation for the three months ended March 31, 2007 and 2006 was $103,000 and 246,000, respectively.

Other Income (Expenses) -.Interest expense of $33,000 for the three months ended March 31, 2007 is a decrease from $269,000 in interest expense during the same period in 2006, which was interest on convertible debentures to affiliated entities.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also recorded derivative losses of $34,000 during the current quarter. For the three months ended March 31, 2007 and 2006 the Company recorded equity in the losses of NPMS $22,000 and $42,000, respectively. The current quarter charge of  $22,000 writes the Company’s investment in NPMS down to zero.

Financial Condition

The Company had cash and cash equivalents of $472,000 on March 31, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $2,525,000.  The Company sold $975,000 of gamma cameras through IPT but did not sell any PET imaging systems in the three-month period ended March 31, 2007. Increased camera sales, sales of imaging systems and/or additional debt or equity financings will eventually be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.  However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

FORM 10-QSB	MARCH 31, 2007

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $69,944,000 at March 31, 2007.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems PET system cost of goods and labor will be significantly lower. In addition the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

The Company's current financial condition raises doubt as to it's ability to continue as a going concern.  The report of the Company's independent public accountants, which accompanied the financial statements for the year ended December 31, 2006, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet it's cash needs it may have to severely limit or cease our business activities or may seek protection from creditors under the bankruptcy laws.

Critical Accounting Policies

Revenue Recognition

Revenues from POSICAMTM system contracts, IPT’s PulseCDC™ compact digital cardiac camera (sold under the IS2 brand name) and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

ITEM 3 – CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORM 10-QSB	MARCH 31, 2007

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance.  The Company is currently not aware of any material litigation affecting the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                 Reports on Form 8-K

On January 31, 2007, the Company reported its acquisition of Imaging PET Technologies, Inc.

FORM 10-QSB	MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 15, 2007	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: May 15, 2007	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

FORM 10-QSB	MARCH 31, 2007

EXHIBIT INDEX

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith