Form 10QSB
period 2007-06-30
POSITRON CORP
filed 2007-08-14
CIK 844985

FORM 10-QSB	JUNE 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas (State of incorporation)	76-0083622 (IRS Employer Identification No.)

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

Yes  ☒    No  ☐

As of August 14, 2007, there were 97,033,302 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes  ☐    No  ☒

FORM 10-QSB	JUNE 30, 2007

POSITRON CORPORATION

Form 10-QSB for the quarter ended June 30, 2007

FORM 10-QSB	JUNE 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$173	$115
Accounts receivable	124	208
Inventories	1,500	1,476
Due from affiliates	320	2,955
Prepaid expenses	111	115
Other current assets	23	63

Total current assets	2,251	4,932

Investment In Joint Venture	--	23
Property and equipment, net	147	64
Goodwill	2,425	--
Other assets	349	252
Total assets	$5,172	$5,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,568	$2,627
Customer deposits	293	241
Unearned revenue	82	146
Due to affiliates	--	507

Total current liabilities	2,943	3,521

Obligation under capital lease	--	7
Convertible notes payable, less discount of $1,238 and $1,272	62	28
Deposits of unissued preferred stock	3,224	850
Derivative liabilities for convertible debentures	2,177	2,165
Majority interest in loss of consolidated subsidiary	--	(168)

Total liabilities	8,406	6,403

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 5,739,860.5 shares issued and outstanding	5,740	5,740
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 and 204,482 shares outstanding	111	204
Common Stock: $0.01 par value; 800,000,000 shares authorized; 97,033,302, and 86,205,202 shares outstanding	970	862
Additional paid-in capital	60,726	60,400
Other comprehensive (loss) income	(179)	38
Accumulated deficit	(71,051)	(68,825)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(3,234)	(1,132)

Total liabilities and stockholders’ deficit	$5,172	$5,271

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
System sales and upgrades	$454	$--	$1,429	$--
Service and component	415	266	641	464

Total revenues	869	266	2,070	464

Costs of revenues:
System sales and upgrades	413	--	1,098	--
Service, warranty and component	210	180	347	328

Total costs of revenues	623	180	1,445	328

Gross profit	246	86	625	136

Operating expenses:
Research and development	451	116	804	260
Selling and marketing	317	375	586	445
General and administrative	467	470	1,176	906
Stock based compensation	103	(25)	206	221

Total operating expenses	1,338	936	2,772	1,832

Loss from operations	(1,092)	(850)	(2,147)	(1,696)

Other income (expense)
Interest Income	4	--	4	--
Interest expense	(41)	(301)	(73)	(570)
Derivative gains (losses)	22	(1,887)	(12)	(1,887)
Equity in loss of joint venture	--	(77)	(23)	(118)

Total other income (expense)	(15)	(2,265)	(104)	(2,575)

Loss before income taxes and majority interest	(1,107)	(3,115)	(2,251)	(4,271)

Majority interest in loss of subsidiary	--	--	25	--

Loss before income taxes	(1,107)	(3,115)	(2,226)	(4,271)

Income taxes	--	--	--	--

Net loss	$(1,107)	$(3,115)	$(2,226)	$(4,271)

Other comprehensive income
Foreign currency translation loss	(197)	--	(218)	--
Comprehensive loss	$(1,304)	$(3,115)	$(2,444)	$(4,271)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.05)

Weighted average number of basic and diluted common shares outstanding	95,896	79,896	91,513	78,995

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net loss	$(2,226)	$(4,271)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	115	24
Amortization of loan costs, debt discount and beneficial conversion features	71	423
Stock based compensation	206	220
Loss on derivative liabilities	12	1,887
Common stock issued for services	134	292
Equity in losses of joint ventures	23	118
Majority interest in losses of consolidated subsidiary	(25)	--
Changes in operating assets and liabilities:
Accounts receivable	70	(65)
Inventory	93	3
Prepaid expenses	14	66
Other current assets	65	(104)
Field service parts and supplies	(51)	(9)
Accounts payable and accrued liabilities	(166)	3
Customer deposits	27	--
Unearned revenue	(64)	92

Net cash used in operating activities	(1,702)	(1,321)

Cash flows from investing activities:
Purchase of property and equipment	(43)	--
Investment in joint venture	--	(639)
Purchase of intangible assets	(52)	(50)

Net cash used in investing activities	(95)	(689)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entities	--	200
Net proceeds from issuance of convertible debentures	--	1,080
Proceeds from private placements	2,153	901
Capital lease payments	(4)	--
Repayments of advances to affiliated entities	117	--
Advance to affiliated entities	(391)	(132)

Net cash provided by financing activities	1,875	2,049

Effect of exchange rate changes on cash and cash equivalents	(20)	--

Net increase in cash and cash equivalents	58	39

Cash and cash equivalents, beginning of period	115	209

Cash and cash equivalents, end of period	$173	$248
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Issuance of common stock to satisfy severance obligation	$--	$25
Convertible debenture discount with corresponding increase to paid in capital for value of warranty	$--	$919
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$--	$2,268

See accompanying notes

FORM 10-QSB	JUNE 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three and six months ended June 30, 2007, the financial statements include the transactions of Positron Corporation (“Positron” or “the Company”), and Imaging Pet Technologies, Inc. (“IPT”). All Intercompany transactions and balances have been eliminated.

For the three and six months ended June 30, 2006, the financial statements include only the transactions of Positron Corporation.

2.	Accounting Policies

Foreign Currency Translation

For the six months ended June 30, 2007 the accounts of the Company’s subsidiary, IPT, were maintained, and its consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

FORM 10-QSB	JUNE 30, 2007

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

FORM 10-QSB	JUNE 30, 2007

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

Since inception, the Company has expended substantial resources on research and development. Consequently, the Company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At June 30, 2007, the Company had an accumulated deficit of $71,051,000 and a stockholder’s deficit of $3,234,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the Company intends to significantly  reduce, overall costs to manufacture and deliver PET systems. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales and service volumes.

The Company had cash and cash equivalents of $173,000 at June 30, 2007.  At the same date, the Company had accounts payable and accrued liabilities of $2,568,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-QSB	JUNE 30, 2007

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

On June 5, 2006, IPT completed the acquisition of IS2 through a series of events which resulted in the net assets of IS2 being transferred to IPT.  On April 28, 2006, debenture holders and promissory note holders of IS2 were put on notice that IS2 was in default of its covenants relating to revenue targets.  In turn, the debenture/note holders demanded payment.  On May 29, 2006, the debentures and notes totaling $1,435,727 were assigned to IPT by the holders in exchange for $1,000,000.  The original holders assigned their security agreements to IPT who exercised those agreements immediately and assumed the net assets of IS2.  In addition to the net assets, IPT assumed leases and contracts.  Employment contracts were established with  IPT upon acquisition.

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

The acquisition of the remaining 50.1% of IPT on January 26, 2007 was accounted for using the purchase method of accounting.  Initially, the excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed has been recorded as goodwill.  Total goodwill recorded for this acquisition was $2,425,000.  Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”  (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment.  Management will review its intangible assets for impairment during the fourth quarter.  Additional fair value adjustments from the acquisition are being reviewed by management.

5.	Quantum Molecular Technologies

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN.  The Memorandum provided that the parties would form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture would be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  The Company had the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock.  In consideration for the Company's 20% interest in the joint venture, the Company was obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company.  In turn, IMAGIN and QMP had committed to purchase up to $4 million in preferred equity in the Company.

FORM 10-QSB	JUNE 30, 2007

On May 8, 2006, the Company amended certain aspects of the QMT JV transaction. Whereas the Company originally held 20% of the interests of the QMT JV, QMP and IMAGIN assigned 100% of their interests to the Company.  Additionally, the investment amount QMP and IMAGIN originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT JV interests and participation by the Company in the IPT joint venture acquisition and subsequent financing. The $2,400,000 investment was in the form of a promissory note to the Company.  In exchange for the assignment of QMT  JV interests and the investment, the Company issued 3,450,000 shares of Series B Convertible Preferred Stock.

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

On January 26, 2007 IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT.

6.	Inventories

Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	Dec. 31, 2006
Raw materials	$1,279	$949
Work in process	271	577
Subtotal	1,550	1,526
Less reserve for obsolescence	(50)	(50)
Total	$1,500	$1,476

7.	Due from affiliates

Due from affiliates at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	Dec. 31, 2006
Imagin Diagnostic Centres, Inc.	$4	$2,592
Imagin Nuclear Partners, Inc.	254	185
Neusoft Positron Medical Systems Co., Ltd.	62	178
	$320	$2,955

FORM 10-QSB	JUNE 30, 2007

8.	Investment in Joint Ventures

Neusoft Positron Medical Systems Co. Ltd.

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

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006
(In thousands)

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$35	$220
Other current assets	394	504
Total current assets	429	724

Intangibles and other assets	632	653

Total assets	$1,061	$1,377

Current liabilities:
Accounts payable and other current liabilities	(190)	(55)
Total current liabilities	(190)	(55)

Capital	1,251	1,432

Total liabilities and capital	$1,061	$1,377

FORM 10-QSB	JUNE 30, 2007

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands)

	2007	2006

Revenue	$--	$--

Expense
General and administrative expense	597	270
Total expense	597	270

Net loss	$(597)	$(270)

9.	Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	Dec. 31, 2006
Furniture and fixtures	$315	$130
Computers and peripherals	287	74
Machinery and equipment	178	26
Subtotal	780	230
Less: accumulated depreciation	(633)	(166)
Total	$147	$64

10.	Other Assets

Other assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Field service parts and supplies	$68	$17
Intangible assets	140	57
Deferred loan costs	141	178

Total	$349	$252

FORM 10-QSB	JUNE 30, 2007

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,443	$1,431
Accrued royalties	377	373
Accrued interest	83	44
Sales taxes payable	258	260
Accrued compensation	146	249
Accrued property taxes	81	65
Accrued professional fees	34	92
Accrued warranty costs	141	113
Other	5	--

Total	$2,568	$2,627

12.	Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of June 30, 2007, 5,739,860.5 shares of Series B Preferred Stock were outstanding.

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

FORM 10-QSB	JUNE 30, 2007

13.	Secured Convertible Notes Payable

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

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009.  Pursuant to the terms of the Agreements, the Company shall issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. On August 8, 2007 the Company filed a Form SB-2 Registration Statement to register common stock issuable upon conversion of the Debentures. Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and are being amortized over the maturity periods of the Debentures.

As a result of the beneficial conversion features contained in the Convertible Debentures, the derivatives embedded in the Debentures have been classified as derivative liabilities. Fair value of the embedded derivatives is determined using the Black Sholes Valuation Method. The combined liabilities recorded during the six months ended June 30, 2007 totaled $2,177,000. The Company recorded a loss on derivative obligations of $12,000 for the six months ended June 30, 2007, and a gain on derivative obligations of $22,000 during three months ended June 30, 2007.

14.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended June 30, 2007 and 2006 since it would have resulted in an antidilutive effect.

FORM 10-QSB	JUNE 30, 2007

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(1,107)	$(3,115)	$(2,226)	$(4,271)

Denominator
Basic and diluted earnings per share-
weighted average shares outstanding	95,896	79,896	91,513	78,995

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.05)

15.	Stock Based Compensation

Total stock-based compensation expense related to currently outstanding options was approximately $206,000 and $221,000 for the six months ended June 30, 2007 and 2006, respectively.  For the three month period ending June 30, 2007, stock-based compensation expense was $103,000. During the three month period ending June 30, 2006, the application variable accounting rules resulted in the reversal of stock based compensation of $25,000.

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. .

The Company issued 438,000 and 1,438,000 shares of common stock to consultants under the 2006 Stock Incentive Plan during the three and six months ended June 30, 2007, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $43,800 and $133,800 during the three and six months ended June 30, 2007, respectively.

16.	Stockholders’ Equity

On January 12, 2007, the Company issued a total of 1,000,000 shares of its common stock, par value $0.01 to a consultants for services performed. The shares were valued at $0.09 per share.

On April 11, 2007 holders of the Company’s Series G Preferred Stock converted 93,091 shares into 9,390,100 shares of common stock, par value $0.01. As of June 30, 2007 111,391 shares of Series G Preferred Shares were outstanding.

On April 23, 2007, the Company issued a total of 438,000 shares of common stock, par value $0.01, to two consultants for services performed. The shares were valued at $0.10 per share.

FORM 10-QSB	JUNE 30, 2007

17.	Related Party Transactions

In September 2006, the Company sold Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company, a refurbished HZL Pet Imaging machine. The sales price of the machine was $200,000. For the three and six months ended June 30, 2007 the Company billed approximately $11,000 under a maintenance contract for the machine. As of June 30, 2007 INP owes the Company $254,253.

As of June 30, 2007 the Company has a receivable in the amount of $62,174 from Neusoft Positron Medical Systems Co. Ltd., for parts and materials purchased on behalf of the joint venture.

17.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In Thousands, except per share data)
United States
Revenues	$212	$266	$438	$464
Operating expenses	532	936	1,128	1,832
Net loss	(475)	(3,115)	(1,046)	(4,271)

Canada
Revenues	$657	$--	$1,632	$--
Operating expenses	806	--	1,644	--
Net loss	(632)	--	(1,180)	--

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the six months ended June 30, 2007, the Company had a limited number of customers as follows:

Number of customers	18
Customers accounting for more than 10% of revenues	2
Percent of revenues derived from largest customer	17%
Percent of revenues derived from second largest customer	12%

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

FORM 10-QSB	JUNE 30, 2007

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

Results of Operations

The consolidated results of operations for the three and six month periods ended June 30, 2007 included the results of Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”) and IPT’s wholly-owned subsidiary Quantum Molecular Technologies (“QMT”).  Results of operations for the three and six month periods ended June 30, 2006 include results of only Positron Corporation. The Company acquired a 49.9% interest in IPT in May 2006 and the remaining 50.1% in January 2007.  For the three and six month periods ended June 30, 2006, the Company accounted for its investment in IPT under the equity method of accounting and thus did not consolidate IPT’s results of operations for those periods.

Comparison of the Results of Operations for the Three Months ended June 30, 2007 and 2006

The Company experienced a net loss of $1,107,000 for the three months ended June 30, 2007 compared to a loss of $3,115,000 for the same quarter in 2006.  Contributing to the significantly greater loss for the three month period in 2006 was a loss from derivative liabilities of $1,887,000.

Revenues - Revenues from the sales of IPT’s gamma cameras were $454,000 for the three months ended June 30, 2007.  The Company did not have any system sales for the same period in 2006.  Service revenue for the quarter was $415,000 as compared to $266,000 for the same period in 2006.  The increase of 56% is due in large part to service revenue from IPT. Service revenue for Positron Corporation alone decreased to $173,000 as two customers did not renew their service contracts.

Gross profit for the three months ended June 30, 2007 and 2006, was $246,000 and 86,000, respectively. Cost of sales related to the IPT systems was $413,000.  Costs of service and component sales for the three months ended June 30, 2007 increased by $30,000 to $210,000 as compared to $180,000 for the same period in 2006.  The increase is attributed to additional service contracts from the IPT business.

Operating Expenses - Operating expenses increased $402,000 to $1,338,000 for the three months ended June 30, 2007 from $936,000 for the same period in 2006.  Operating expenses for IPT alone during the current quarter were $807,000.

Research and development costs for the three months ended June 30, 2007 were $451,000 compared to $116,000 for the three months ended June 30, 2006.  For the three months ended June 30, 2007, IPT incurred $106,000 in research costs related to improvements and developments of gamma cameras while QMT had research expense of $210,000.  QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.  Positron’s research and development costs of $135,000 were mostly costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

FORM 10-QSB	JUNE 30, 2007

Sales and marketing expense for the three months ended June 30, 2007 decreased to $317,000 from $375,000 for the same period in 2006. The decrease occurred despite the addition of IPT’s costs. The Company has significantly reduced sales and marketing costs since no further manufacturing of PET systems is being done at the Houston facility.  Manufacturing and plant modernization efforts are currently taking place in conjunction with the NPMS joint venture.

On a consolidated basis, general and administrative expenses remained virtually unchanged during the three months ended June 30, 2007 as compared to the same period in 2006, $467,000 and $470,000, respectively. However, expenses at Positron Corporation in Houston decreased by $291,000 to $179,000 for the quarter ended June 30, 2007 compared to $470,000 for the quarter ended June 30, 2006. In large part, the decrease is due to management’s overall cost reduction efforts.  Also, during the second quarter of 2006, the Company incurred higher consulting and professional fees related to a private placement and the acquisition of IPT. General and administrative expenses at IPT were $288,000.

Stock based compensation for the three months ended June 30, 2007 was $103,000. For the three months ended June 30, 2006, the application of variable accounting rules resulted in a $25,000 reversal of previously recorded stock based compensation.

Other Income (Expenses) -.Interest expense of $41,000 for the three months ended June 30, 2007 was a decrease from $301,000 in interest expense during the same period in 2006, which was primarily interest on convertible debentures to affiliated entities.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also recorded derivative gains of $22,000 during the second quarter of 2007 as compared to a derivative loss of $1,887,000 for the same period in 2006, when the related debentures were issued. For the three months ended June 30, 2006, the Company recorded equity in the losses of NPMS $77,000. No loss was recorded during the three months ended June 30, 2007 as the investment had been written down to zero under the equity method of accounting during the first quarter of 2007.

Comparison of the Results of Operations for the Six Months ended June 30, 2007 and 2006

For the six months ended June 30, 2007, the Company had a net loss of $2,226,000 compared to a net loss of $4,271,000 for the same quarter in 2006.  Contributing to the significantly greater loss for the six month period in 2006 was a loss from derivative liabilities of $1,887,000, higher interest expense and equity in losses of joint ventures.

Revenues - Revenues from the sales of IPT’s gamma cameras were $1,429,000 for the six months ended June 30, 2007.  The Company did not consolidate IPT’s accounts for the same period in 2006.  Service revenues for the current six month period were $641,000 as compared to $464,000 for the same period in 2006.  The increase of 38% is due in large part to service revenue from IPT. Service revenue for Positron Corporation alone decreased to $367,000 as two customers did not renew their service contracts.

Gross profit for the six months ended June 30, 2007 and 2006, was $625,000 and 136,000, respectively.  The increase in gross profits results from the sales and service from IPT gamma cameras.  Gross margins were consistent at 30% and 29% for the six months ended June 30, 2007 and 2006, respectively.

Operating Expenses - Operating expenses increased $940,000 to $2,772,000 for the six months ended June 30, 2007 from $1,832,000 for the same period in 2006.  Operating expenses for IPT alone during the six month period in 2007 were $1,644,000.

Research and development costs for the six months ended June 30, 2007 were $804,000 compared to $260,000 for the six months ended June 30, 2006.  IPT incurred $211,000 in research costs related to improvements and developments of gamma cameras while QMT had research expense of $333,000.    Positron’s research and development costs of $260,000 were mostly costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

FORM 10-QSB	JUNE 30, 2007

Sales and marketing expense for the six months ended June 30, 2007 increased to $586,000 from $445,000 for the same period in 2006. The increase in sales and marketing expenses results from the addition of IPT’s expenses of $397,000 during the period. Positron Corporation in Houston, significantly reduced sales and marketing costs since manufacturing of PET systems is being done at that facility.  For the six months ended June 30, 2007 Positron Corporation incurred $123,000 in sales and marketing expenses.

General and administrative expenses increased $270,000 to $1,176,000 for the six months ended June 30, 2007 from $906,000 for the six months ended June 30, 2006. However, expenses at Positron Corporation in Houston decreased by $368,000 to $538,000 for the six months ended June 30, 2007. The reduction in the Houston facility comes as a result of an overall plan by management to reduce costs.  During the six months ended June 30, 2006 significant professional and consulting fees were incurred in conjunction with the issuance of convertible debentures, a private placement and the acquisition of IPT.

Stock based compensation for the six months ended June 30, 2007 and 2006 was $206,000 and $221,000, respectively.

Other Income (Expenses) - Interest expense of $73,000 for the six months ended June 30, 2007 was a decrease from $570,000 in interest expense during the same period in 2006, which was primarily interest on convertible debentures to affiliated entities.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also recorded derivative losses of $12,000 during the second quarter of 2007 as compared to derivative losses of $1,887,000 for the same period in 2006, when the related convertible debentures issued. For the six months ended June 30, 2007 and 2006 the Company recorded equity in the losses of NPMS of $23,000 and $118,000, respectively. The current period charge of $23,000 reduces the book value of the Company’s investment in NPMS to zero.

Financial Condition

The Company had cash and cash equivalents of $173,000 on June 30, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $2,568,000.  The Company sold $1,429,000 of gamma cameras through IPT but did not sell any PET imaging systems during the six month period ended June 30, 2007. Increased camera sales, sales of imaging systems and/or additional debt or equity financings will eventually be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.  However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $71,051,000 at June 30, 2007.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems PET system cost of goods and labor will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2006, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

FORM 10-QSB	JUNE 30, 2007

ITEM 3 – CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

(a)	Exhibit Index

FORM 10-QSB	JUNE 30, 2007

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: August 14, 2007	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: August 14, 2007	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer

FORM 10-QSB	JUNE 30, 2007

EXHIBIT INDEX

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.#

* Filed herewith

# Furnished herewith