Form 10QSB
period 2007-09-30
POSITRON CORP
filed 2007-11-14
CIK 844985

FORM 10-QSB	SEPTEMBER 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission file number: 0-24092

Positron Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0083622
(State of incorporation)	(IRS Employer Identification No.)

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

Yes  ☒   No  ☐

As of November 14, 2007, there were 102,553,302 shares of the Registrant’s Common Stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one).  Yes  ☐   No  ☒

FORM 10-QSB	SEPTEMBER 30, 2007

POSITRON CORPORATION

TABLE OF CONTENTS

Form 10-QSB for the quarter ended September 30, 2007

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$74	$115
Accounts receivable	149	208
Inventories	1,782	1,476
Due from affiliates	394	2,955
Prepaid expenses	82	115
Other current assets	23	63

Total current assets	2,504	4,932

Investment In Joint Venture	--	23
Property and equipment, net	145	64
Goodwill	2,425	--
Other assets	333	252
Total assets	$5,407	$5,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,500	$2,627
Customer deposits	472	241
Unearned revenue	144	146
Due to affiliates	743	507

Total current liabilities	3,859	3,521

Obligation under capital lease	--	7
Convertible notes payable, less discount of $1,209 and $1,272	91	28
Deposits of unissued common stock	50	850
Derivative liabilities for convertible debentures	2,392	2,165
Majority interest in loss of consolidated subsidiary	--	(168)

Total liabilities	6,392	6,403

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 5,876,110.5 shares issued and 5,739,860.5 outstanding	5,876	5,740
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 and 204,482 shares outstanding	111	204
Common Stock: $0.01 par value; 800,000,000 shares authorized; 102,553,302, and 86,205,202 shares outstanding	1,026	862
Additional paid-in capital	64,178	60,400
Other comprehensive (loss) income	(70)	38
Accumulated deficit	(72,555)	(68,825)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(985)	(1,132)

Total liabilities and stockholders’ deficit	$5,407	$5,271

See accompanying notes

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
System sales	$236	$200	$1,665	$200
Service and component	334	223	975	687

Total revenues	570	423	2,640	887

Costs of revenues:
System sales	271	50	1,369	50
Service, warranty and component	178	210	525	538

Total costs of revenues	449	260	1,894	588

Gross profit	121	163	746	299

Operating expenses:
Research and development	425	162	1,229	422
Selling and marketing	103	37	689	482
General and administrative	833	226	2,215	1,353

Total operating expenses	1,361	425	4,133	2,257

Loss from operations	(1,240)	(262)	(3,387)	(1,958)

Other income (expense)
Interest Income	1	--	5	--
Interest expense	(64)	(281)	(137)	(851)
Derivative gains (losses)	(216)	73	(228)	(1,815)
Equity in losses of joint ventures	--	(179)	(23)	(297)
Other income	15	--	15	--

Total other income (expense)	(264)	(387)	(368)	(2,963)

Loss before income taxes and majority interest	(1,504)	(649)	(3,755)	(4,921)

Majority interest in loss of subsidiary	--	--	25	--

Loss before income taxes	(1,504)	(649)	(3,730)	(4,921)

Income taxes	--	--	--	--

Net loss	$(1,504)	$(649)	$(3,730)	$(4,921)

Other comprehensive income
Foreign currency translation gain (loss)	111	--	(107)	--

Comprehensive loss	$(1,393)	$(649)	$(3,837)	$(4,921)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.06)

Weighted average number of basic and diluted common shares outstanding	97,776	82,056	93,624	80,019

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net loss	$(3,730)	$(4,921)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	135	38
Amortization of loan costs, debt discount and beneficial conversion features	119	630
Stock based compensation	309	159
Loss on derivative liabilities	228	1,815
Common stock issued for services	511	361
Equity in losses of joint ventures	23	297
Majority interest in losses of consolidated subsidiary	(25)	--
Gain on foreign currency translation adjustment	(34)	--
Changes in operating assets and liabilities:
Accounts receivable	57	(51)
Inventory	(77)	2
Prepaid expenses	47	66
Other current assets	66	22
Field service parts and supplies	(48)	5
Accounts payable and accrued liabilities	(317)	78
Customer deposits	174	--
Unearned revenue	(4)	145

Net cash used in operating activities	(2,566)	(1,354)

Cash flows from investing activities:
Purchase of property and equipment	(44)	(4)
Investment in joint venture	--	(638)
Purchase of intangible assets	(62)	(50)

Net cash used in investing activities	(106)	(692)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entities	740	200
Net proceeds from issuance of convertible debentures	--	1,080
Proceeds from private placements	2,268	901
Capital lease payments	(6)	--
Repayments of advances to affiliated entities	103	--
Advance to affiliated entities	(457)	(287)

Net cash provided by financing activities	2,648	1,894

Effect of exchange rate changes on cash and cash equivalents	(17)	--

Net (decrease) in cash and cash equivalents	(41)	(152)

Cash and cash equivalents, beginning of period	115	209

Cash and cash equivalents, end of period	$74	$57
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Issuance of common stock to satisfy severance obligation	$--	$25
Convertible debenture discount with corresponding increase to paid in capital for value of warranty	$--	$919
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$--	$2,268
Issuance of Series B Preferred Stock to satisfy accrued interest obligation	$--	$380
Conversion of debentures to Series B Preferred Stock	$--	$2,934
Conversion of Series C Preferred Stock to Series B Preferred Stock	$--	$770

See accompanying notes

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2006, as reported in the Form 10-KSB, have been omitted.

For the three and nine months ended September 30, 2007, the financial statements include the transactions of Positron Corporation, and Imaging Pet Technologies, Inc. (“IPT”). All Intercompany transactions and balances have been eliminated.

For the three and nine months ended September 30, 2006, the financial statements include only the transactions of Positron Corporation.

2.	Accounting Policies

Foreign Currency Translation

For the nine months ended September 30, 2007 the accounts of the Company’s subsidiary, IPT, were maintained, and its consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the three months ended September 30, 2007 and 2006, service costs charged to expense were $178,000 and $210,000, respectively.  For the nine months ended September 30, 2007 and 2006, service costs charged to expense were $525,000 and $538,000 respectively.  During the periods presented herein, the Company did not have any Posicam systems under warranty. Warranty expense for Pulse CDC gamma cameras was $53,000 and $74,000 for the three and nine months ended September 30, 2007 and 2006.

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

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company is uncertain as to the effect the impact the statement will have on results of operations, cash flows of financial position.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, the Company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At September 30, 2007, the Company had an accumulated deficit of $72,555,000 and a stockholder’s deficit of $985,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the Company intends to significantly reduce, overall costs to manufacture and deliver PET systems. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales and service volumes.

The Company had cash and cash equivalents of $74,000 at September 30, 2007.  At the same date, the Company had accounts payable and accrued liabilities of $2,500,,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

On January 26, 2007 IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT.

6.	Inventories

Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	Dec. 31, 2006
Raw materials	$1,354	$949
Work in process	478	577
Subtotal	1,832	1,526
Less reserve for obsolescence	(50)	(50)
Total	$1,782	$1,476

7.	Due from affiliates

Due from affiliates at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	Dec. 31, 2006
Imagin Diagnostic Centres, Inc.	$3	$2,592
Imagin Nuclear Partners, Inc.	316	185
Neusoft Positron Medical Systems Co., Ltd.	75	178
	$394	$2,955

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

8.	Investment in Joint Ventures

Neusoft Positron Medical Systems Co. Ltd.

On September 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft").  Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the "JV Company"), to engage in the manufacturing of PET and CT/PET medical imaging equipment.  The JV Company received its business license and was organized in September 2005.

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

CONDENSED FINANCIAL STATEMENTS FOR THE JV COMPANY

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands)

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$29	$220
Other current assets	471	504
Total current assets	500	724

Intangibles and capital assets	626	653

Total assets	$1,126	$1,377

Current liabilities:
Accounts payable and other current liabilities	454	(55)
Total current liabilities	454	(55)

Capital	672	1,432

Total liabilities and capital	$1,126	$1,377

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)

	2007	2006

Revenue	$--	$--

Expense
General and administrative expense	816	406
Total expense	816	406

Net loss	$(816)	$(406)

9.	Property and Equipment

Property and equipment at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	Dec. 31, 2006
Furniture and fixtures	$220	$130
Computers and peripherals	222	74
Machinery and equipment	188	26
Subtotal	610	230
Less: accumulated depreciation	(485)	(166)
Total	$145	$64

10.	Other Assets

Other assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

	2007	2006
Field service parts and supplies	$66	$17
Intangible assets	144	57
Deferred loan costs	123	178

Total	$333	$252

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,564	$1,431
Accrued royalties	379	373
Accrued interest	118	44
Sales taxes payable	102	260
Accrued compensation	154	249
Accrued property taxes	36	65
Accrued professional fees	35	92
Accrued warranty costs	112	113

Total	$2,500	$2,627

12.	Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of September 30, 2007, 5,876,110.5 shares of Series B Preferred Stock were outstanding.

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

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

The Company and QMP converted principal and interest of $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.  The Company has been advised by IMAGIN that it had acquired all of QMP’s interest in the securities of the Company.

Series B issued to IPT investors

On August 15, 2007, the Registrant consummated an exchange with holders of the Class A Preferred Shares (the "Class A Shares") of the Registrant's wholly-owned subsidiary, Imaging PET Technologies, Inc., an Ontario corporation ("IPT").  The Registrant issued 136,250 shares of its Series B Convertible Redeemable Preferred Stock, par value $1.00 per share (the "Series B"), and IPT exchanged 650,000 shares of its previously issued shares of Series B, to holders of IPT's Class A Shares (the "Class A Holders").  The Class A Holders had previously subscribed for the Class A Preferred Shares in an offering pursuant to the exemptions under the Canadian securities law.

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

At the date of issuance, the beneficial conversion features had an estimated initial fair value of $2,268,000, of which $381,000 was recorded as a discount to the debt and $1,887,000 was immediately charged to derivative losses and recorded as a liability on the consolidated balance sheet. The estimated fair value of the beneficial conversion features was determined using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; risk free rate of return of 5.125%; dividend yield of  0%; the conversion price as defined in the debt agreement; 3 year term to maturity; and a volatility factor of 168%. The debt discount is being amortized over the term of the Convertible Debentures using the effective interest method.

At September 30, 2007, the beneficial conversion features had an estimated fair value of $2,392,000. In valuing the beneficial conversion features at September 30, 2007, the Company used the closing price of its common stock of $0.07, risk free rate of return of 4.0%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 226%. For the three and nine months ended September 30, 2007, the Company had derivative losses from the beneficial conversion features in the Convertible Debentures of $216,000 and $228,000, respectively.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

At the date of issuance, the warrants issued with the Convertible Debentures had an estimated initial fair value of $919,000 which was recorded as a discount to the debt.  The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; an exercise price of $0.15; a 7 year term; risk free rate of return of 5.125%; dividend yield of 0%;and a volatility factor of 168%. The discount, which was recorded as an increase to additional paid-in capital, is being amortized over the term of the Convertible Debentures using the effective interest method.

14.	Series G Preferred Stock

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

On April 11, 2007, 93,091 shares of Series G Preferred were converted into 9,309,100 shares of Positron common stock.  As of September 30, 2007, 111,391 shares of Series G Preferred Stock remained outstanding.

15.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended September 30, 2007 and 2006 since it would have resulted in an antidilutive effect.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(1,504)	$(649)	$(3,730)	$(4,921)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	97,776	82,056	93,624	80,019

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.06)

Anti-dilutive securities not included in net loss per share calculation) as of September 30, 2007 and 2006 (in thousands):

	2007	2006
Convertible Series A Preferred Stock	464	464
Convertible Series B Preferred Stock	587,611	573,986
Convertible Series G Preferred Stock	11,139	20,448
Stock Warrants	58,374	58,374
Stock Options	19,500	8,000
	677,088	661,272

16.	Stock Based Compensation

Total stock-based compensation expense related to currently outstanding options was approximately $309,000 and $159,000 for the nine months ended September 30, 2007 and 2006, respectively. For the three month period ending September 30, 2007, stock-based compensation expense was $103,000. During the three month period ending September 30, 2006, the application variable accounting rules resulted in the reversal of stock based compensation of $61,000.

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

The Company issued 6,958,000 and 2,870,000 shares of common stock to consultants under its stock incentive plans during the nine months ended September 30, 2007 and 2006, respectively, and 5,520,000 and 870,000 during the three month periods ending September 30, 2007 and 2006, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $510,600 and $360,900 during the nine months ended September 30, 2007 and 2006, respectively, and $376,800 and $68,900 during the three months ended September 30, 2007 and 2006, respectively. Stock based compensation is included in general and administrative expenses in the consolidated statement of operations.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

17.	Stockholders’ Equity

On January 12, 2007, the Company issued a total of 1,000,000 shares of its common stock, par value $0.01 to a consultants for services performed. The shares were valued at $0.09 per share.

On April 11, 2007 holders of the Company’s Series G Preferred Stock converted 93,091 shares into 9,309,100 shares of common stock, par value $0.01. As of September 30, 2007 111,391 shares of Series G Preferred Shares were outstanding.

On April 23, 2007, the Company issued a total of 438,000 shares of common stock, par value $0.01, to two consultants for services performed. The shares were valued at $0.10 per share.

On September 18, 2007, the Company issued 5,000,000 shares of common stock, par value $0.01, to a consultants for services performed. The shares were valued at $0.07 per share.

On September 27, 2007, the Company issued 500,000 shares of common stock, par value $0.01, to a consultants for services performed. The shares were valued at $0.06 per share.

18.	Related Party Transactions

In September 2006, the Company sold Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company, a refurbished HZL Pet Imaging machine. The sales price of the machine was $200,000. For the three and nine months ended September 30, 2007 the Company billed approximately $11,000 under a maintenance contract for the machine. As of September 30, 2007 INP owes the Company $254,253.

As of September 30, 2007 the Company has a receivable in the amount of $62,174 from Neusoft Positron Medical Systems Co. Ltd., for parts and materials purchased on behalf of the joint venture.

During the three and nine months ended September 30, 2007, the Company received cash advances from Imagin Molecular Corporation (“Imagin”), a related party.  As of September 30, 2007 a total of $740,000 is owed by Positron to Imagin.  The outstanding balance is reflected as a current liability on the balance sheet under the heading “Due to affiliates”.

19.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30,2007	September 30, 2006
	(In Thousands, except per share data)
United States
Revenues	$237	$423	$675	$887
Operating expenses	771	425	1,899	2,257
Net loss	(946)	(649)	(1,992)	(4,921)

Canada
Revenues	$333	$--	$1,965	$--
Operating expenses	590	--	2,234	--
Net loss	(558)	--	(1,738)	--

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the nine months ended September 30, 2007, the Company had a limited number of customers as follows:

Number of customers	70
Customers accounting for more than 10% of revenues	1
Percent of revenues derived from largest customer	15%

Percent of revenues derived from second largest customer	26%

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

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

Results of Operations

The consolidated results of operations for the three and nine month periods ended September 30, 2007 included the results of Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”) and IPT’s wholly-owned subsidiary Quantum Molecular Technologies (“QMT”).  Results of operations for the three and nine month periods ended September 30, 2006 include results of only Positron Corporation. The Company acquired a 49.9% interest in IPT in May 2006 and the remaining 50.1% in January 2007.  For the three and nine month periods ended September 30, 2006, the Company accounted for its investment in IPT under the equity method of accounting and thus did not consolidate IPT’s results of operations for those periods.

Comparison of the Results of Operations for the Three Months ended September 30, 2007 and 2006

The Company experienced a net loss of $1,504,000 for the three months ended September 30, 2007 compared to a loss of $649,000 for the same quarter in 2006.  The significant increase in the loss is due primarily to the addition of the IPT results to the consolidated operations. The net loss of IPT for the three months ended September 30, 2007 was $558,000.

Revenues - Revenues from the sales of IPT’s gamma cameras were $236,000 for the three months ended September 30, 2007.  For the three months ended September 30, 2006 the Company recorded system sales of $200,000 which represented the sale of a refurbished HZL Positron Emission Tomography (“PET”) Imaging System to Imagin Nuclear Partners, a related party.  Service revenue for the quarter was $334,000 as compared to $223,000 for the same period in 2006.  The increase of nearly 50% is due in large part to service revenue from IPT. Service revenue for Positron Corporation alone was $236,000 for the three months ended September 30, 2007 compared to $223,000 for the same period in 2006.

Gross profit for the three months ended September 30, 2007 and 2006, was $121,000 and $163,000, respectively. Cost of sales related to systems was $271,000 for the three months ended September 30, 2007 compared to $50,000 for the same period in 2006.  Costs of service and component sales for the three months ended September 30, 2007 decreased by $32,000 to $178,000 as compared to $210,000 for the same period in 2006.

Operating Expenses - Operating expenses increased $936,000 to $1,361,000 for the three months ended September 30, 2007 from $425,000 for the same period in 2006.  The addition of IPT’s operating expenses account for $590,000 of the increase. Significant increases in stock based compensation including common stock issued for services also contributed to the higher expense total in 2007.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

Research and development costs for the three months ended September 30, 2007 were $425,000 compared to $162,000 for the three months ended September 30, 2006.  For the three months ended September 30, 2007, IPT incurred $51,000 in research costs related to improvements and developments of gamma cameras while QMT had research expense of $225,000.  QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.  Positron’s research and development costs of $149,000 were mostly costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

Sales and marketing expense for the three months ended September 30, 2007 increased to $103,000 from $37,000 for the same period in 2006.  IPT’s sales and marketing expenses of $161,000 account for most of the overall increase.  Positron Corporations sales and marketing expenses were only $8,200 for the three months ended September 30, 2007. The Company has significantly reduced sales and marketing costs since no further manufacturing of PET systems is being done at the Houston facility.  Manufacturing and  modernization efforts are currently taking place in conjunction with the NPMS joint venture.

General and administrative expenses during the three months ended September 30, 2007 were $833,000 as compared $226,000 during the same period in 2006. The addition of IPT’s general and administrative expenses account for $154,000 of the increase. Stock based compensation relating to stock options increased by $194,000 during the three months ended September 30, 2007 as compared to the same period in 2006. The Company also recorded consulting fees by issuing common stock for services performed in the amount of $376,800 for the three months ended September 30, 2007 as compared to $68,900 for the same period in 2006.

Other Income (Expenses) - Interest expense of $64,000 for the three months ended September 30, 2007 was a decrease from $281,000 in interest expense during the same period in 2006, which was primarily interest on convertible debentures to affiliated entities.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also recorded derivative losses of $216,000 during the second quarter of 2007 as compared to a derivative gain of $73,000 for the same period in 2006. For the three months ended September 30, 2006, the Company recorded equity in the losses of joint ventures including NPMS and IPT of $179,000. No loss was recorded during the three months ended September 30, 2007 as the results of IPT are now consolidated and the investment in NPMS had been written down to zero under the equity method of accounting during the first quarter of 2007.

Comparison of the Results of Operations for the Nine Months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, the Company had a net loss of $3,730,000 compared to a net loss of $4,921,000 for the same quarter in 2006.  Contributing to the significantly greater loss for the nine month period in 2006 was a loss from derivative liabilities of $1,815,000, higher interest expense and equity in losses of joint ventures.

Revenues - Revenues from the sales of IPT’s gamma cameras were $1,665,000 for the nine months ended September 30, 2007.  The Company did not consolidate IPT’s accounts for the same period in 2006.  Service revenues for the current nine month period were $975,000 as compared to $687,000 for the same period in 2006.  The increase of 42% is due in large part to service revenue from IPT. Service revenue for Positron Corporation was $675,000 and $687,000 for the nine months ended September 30, 2007 and 2006, respectively.

Gross profit for the nine months ended September 30, 2007 and 2006, was $746,000 and $299,000, respectively.  The increase in gross profits results from the sales and service from IPT gamma cameras.  Gross margins were at 28% and 33% for the nine months ended September 30, 2007 and 2006, respectively. Margins on IPT system sales are lower than service revenue margins which accounts for the overall decrease.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

Operating Expenses - Operating expenses increased $1,876,000 to $4,133,000 for the nine months ended September 30, 2007 from $2,257,000 for the same period in 2006.  The addition of IPT’s operating expenses account for majority of the increase. Significant increases in stock based compensation including common stock issued for services also contributed to the higher expense total in 2007.

Research and development costs for the nine months ended September 30, 2007 were $1,229,000 compared to $422,000 for the nine months ended September 30, 2006.  IPT incurred $263,000 in research costs related to improvements and developments of gamma cameras while QMT had research expense of $557,000. Positron’s research and development costs of $409,000 were mostly costs associated with the NPMS joint venture and related costs of manufacturing modernization at the Company’s Houston facility.

Sales and marketing expense for the nine months ended September 30, 2007 increased to $689,000 from $482,000 for the same period in 2006. The increase in sales and marketing expenses results from the addition of IPT’s expenses of $557,000 during the period. Positron Corporation in Houston, significantly reduced sales and marketing costs since manufacturing of PET systems is currently not being done at that facility.  For the nine months ended September 30, 2007 Positron Corporation incurred $132,000 in sales and marketing expenses.

General and administrative expenses increased $862,000 to $2,215,000 for the nine months ended September 30, 2007 from $1,353,000 for the nine months ended September 30, 2006. The addition of IPT’s general and administrative expenses account for $857,000 of the increase. Stock based compensation relating to stock options increased by $150,000 during the nine months ended September 30, 2007 as compared to the same period in 2006. The higher stock based compensation expense results from the issuance of 11,500,000 stock options to officers and directors in November 2006. The Company also recorded consulting fees by issuing common stock for services performed in the amount of $510,600 for the nine months ended September 30, 2007 as compared to $360,900 for the same period in 2006.

Other Income (Expenses) - Interest expense of $137,000 for the nine months ended September 30, 2007 was a significant decrease from $851,000 in interest expense during the same period in 2006, which was primarily interest on convertible debentures to affiliated entities.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also recorded derivative losses of $228,000 during the nine months ended September 30, 2007 as compared to derivative losses of $1,815,000 for the same period in 2006, when the related convertible debentures were issued. For the nine months ended September 30, 2007 and 2006 the Company recorded equity in the losses of joint ventures including NPMS and IPT of $23,000 and $297,000, respectively.  The results of IPT are now consolidated and the investment in NPMS had been written down to zero under the equity method of accounting during the first quarter of 2007.

Financial Condition

The Company had cash and cash equivalents of $74,000 on September 30, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $2,500,000.  The Company sold $1,665,000 of gamma cameras through IPT but did not sell any PET imaging systems during the nine month period ended September 30, 2007. Increased camera sales, sales of imaging systems and/or additional debt or equity financings will be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.  However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $72,555,000 at September 30, 2007.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and the service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

ITEM 3 – CONTROLS AND PROCEDURES

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

Table of Content

FORM 10-QSB	SEPTEMBER 30, 2007

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

POSITRON CORPORATION

Date: November 14, 2007	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: November 14, 2007	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer