Form 10KSB/A
period 2006-12-31
POSITRON CORP
filed 2008-03-24
CIK 844985

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

Explanatory Note

This Amendment No.1 on Form 10-KSB/A to our annual report on Form 10-KSB, initially filed with the Securities and Exchange Commission on April 13, 2007 for the fiscal year ended December 31, 2006 is being filed to revise the financial statements and footnotes therein.

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

POSITRON CORPORATION

Date: March 17, 2008	By:	/s/ Patrick G. Rooney
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

/s/ Patrick G. Rooney	March 17, 2008
Patrick G. Rooney
Chairman of the Board

/s/ Joseph G. Oliverio	March 17, 2008
Joseph G. Oliverio
President
(principal executive officer)

/s/ Corey N. Conn	March 17, 2008
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

/s/ Sachio Okamura	March 17, 2008
Sachio Okamura
Director

/s/ Dr. Anthony C. Nicholls	March 17, 2008
Dr. Anthony c. Nicholls
Director

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Positron Corporation

We have audited the accompanying balance sheet of Positron Corporation as of December 31, 2005 and the related statement of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005
(In thousands, except share data)

ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$115	$209
Accounts receivable	208	--
Inventories	1,476	202
Due from affiliates	2,955	--
Prepaid expenses	115	66
Other current assets	63	21

Total current assets	4,932	498

Investment in Joint Venture	23	230
Property and equipment, net	64	120
Other assets	252	57

Total assets	$5,271	$905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$2,627	$1,694
Customer deposits	241	15
Unearned revenue	146	66
Due to affiliates	507	--
Convertible notes payable to affiliated entity, less discount of $6	--	627

Total current liabilities	3,521	2,402

Obligation under capital lease	7	--
Convertible notes payable to affiliated entities, less discount of$884	--	1,216
Convertible notes payable, less discount of $1,272	28	--
Deposits for unissued preferred stock	850	195
Derivative liabilities for convertible debentures	2,165	--
Majority interest in income of consolidated subsidiary	(168)	--

Total liabilities	6,403	3,813

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding.	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 5,739,860.5 shares issued and outstanding in 2006	5,740	--
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized; 770,000 shares issued and outstanding in 2005	--	770
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 204,482 shares issued and outstanding in 2006	52	--
Common stock: $0.01 par value; 800,000,000 shares authorized; 86,205,202 and 77,775,046 shares outstanding.	862	778
Additional paid-in capital	60,552	57,364
Other comprehensive income	38	--
Subscription receivable	--	(30)
Accumulated deficit	(68,825)	(62,239)
Treasury Stock: 60,156 shares at cost	(15)	(15)

Total stockholders’ deficit	(1,132)	(2,908)

Total liabilities and stockholders’ deficit	$5,271	$905

See notes to financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Revenue:
System sales	1,268	--
System upgrades	180	37
Service and components	765	725

Total revenue	2,213	762

Costs of revenues:
System sales	689	--
System upgrades	13	11
Service and components	721	621
Write-off of inventory and field service parts	--	656

Total costs of revenues	1,423	1,288

Gross (loss) profit	790	(526)

Selling, general and administrative	3,069	2,080
Research and development	1,165	446
Impairment of intangible asset	369	--

Total operating expenses	4,603	2,526

Loss from operations	(3,813)	(3052)

Other income (expenses):
Interest expense	(860)	(985)
Interest income	--	1
Equity in losses of unconsolidated subsidiaries	(373)	(20)
Derivative losses	(1,784)
Other income	--	250
	(3,017)	(754)

Loss before income taxes, majority interest and extraordinary gain	(6,830)	(3,806)

Majority interest in loss of consolidated subsidiary	3	--

Loss before income taxes and extraordinary gain	(6,827)	(3,806)

Income taxes	--	--

Loss before extraordinary gain	(6,827)	(3,806)

Extraordinary gain on acquisition of business	241	--

Net loss	$(6,586)	$(3,806)

Other comprehensive income
Foreign currency translation gain	38	--

Comprehensive income	$(6,548)	$(3,806)

Basic and diluted loss per common share	$(0.08)	$(0.06)

Basic and diluted weighted average shares outstanding	81,508	65,044

See notes to financial statements

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2005	464,319	$464	--	$--	770,000	$770	--	$--	77,835,202	$778

Net loss	--	--	--	--	--	--	--	--	--	--

Exercise of options	--	--	--	--	--	--	--	--	500,000	5

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of debt Series C Preferred to new series of Preferred stock	--	--	1,679,861	1,680	(770,000)	(770)	--	--	--	--

Conversion of preferred stock Into common stock	--	--	(40,000)	(40)	--	--	--	--	4,000,000	40

Issuance of preferred stock through Private placement net of total Offering costs of 28,975	--	--	--	--	--	--	204,482	52	--	--

Issuance of common stock For services	--	--	--	--	--	--	--	--	3,870,000	39

Issuance of preferred stock for Acquisition of subsidiary	--	--	4,100,000	4,100	--	--	--	--	--	--

Loan discount	--	--	--	--	--	--	--	--	--	--

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Cancelled subscriptions	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2006	464,319	$464	5,732,861	$5,740	--	--	204,482	$204	86,205,202	$862

FY 2006	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)
(Continued)

	Additional Paid-in Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total

Balance December 31, 2005	$57,364	$(30)	$--	$(62,239)	$(15)	$(2,908)

Net loss	--	--	--	(6,586)	--	(6,586)

Exercise of options	20	--	--	--	--	25

Compensation related to Issuance options	430	--	--	--	--	430

Conversion of debt Series C Preferred to new series of Preferred stock	2,074	--	--	--	--	2,984

Conversion of preferred stock Into common stock	--	--	--	--	--	--

Issuance of preferred stock Through private placement Net of total offering Costs of 28,975	1,043	--	--	--	--	1,095

Issuance of common stock For services	432	--	--	--	--	471

Issuance of preferred stock for Acquisition of subsidiary	(1,700)	--	--	--	--	2,400

Loan discount	919	--	--	--	--	919

Change in foreign currency Translation gain	--	--	38	--	--	38

Cancelled subscriptions	(30)	30	--	--	--	--

Balance December 31, 2006	$60,552	--	$38	$(68,825)	$(15)	$(1,132)

FY 2006	POSITRON CORPORATION	FORM 10-KSB

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

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the years ended December 31, 2006 and 2005, service costs charged to expense were $721,000 and $621,000, respectively. During the years ended December 31, 2006 and 2005 the Company did not have any Posicam systems under warranty.  Warranty expense of $220,920 for the year ended December 31, 2006 was entirely for Pulse CDC gamma systems sold by IS2 Medical Systems, Inc.

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

3.	Imaging Pet Technologies – Business Acquisition

On December 28, 2005 the Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) formed a joint venture, Imaging PET Tehcnologies, Inc., a Canadian Corporation, to acquire all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). The Company and QMP hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. On May 8, 2006, to finalize certain obligations of QMP related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue Series B Convertible Preferred Stock (the “Series B”), convertible into 65,000,000 shares of the Company’s common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies, below.

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

FY 2006	POSITRON CORPORATION	FORM 10-KSB

The net assets acquired include the following (in thousands):
Cash and equivalents	$605
Accounts receivable	65
Investment tax credits	340
Prepaid expenses	51
Inventories	1,319
Property and equipment	105
Deferred patent costs	74
Accounts payable and accrued liabilities	(754)
Customer deposits	(364)
Capital lease obligations	(14)
Net value of assets acquired	1,427

Purchase Price	1,000

Excess of net assets acquired over purchase price	$427

The excess of the net assets acquired over the purchase price was allocated as follows:

Write-down of property and equipment	$105
Write-down of deferred patent costs	74
Extraordinary gain before currency translation adjustment	241
Effect of currency translation	7
$427

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

At the dates of issuance, the warrants issued with the Convertible Debentures had an estimated initial fair value of $919,000 which was recorded as a discount to the debt (debt was written down to zero).  The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; an exercise price of $0.15; a 7 year term; risk free rate of return of 5.125%; dividend yield of 0%;and a volatility factor of 168%. The discount, which was recorded as an increase to additional paid-in capital, is being amortized over the term of the Convertible Debentures using the effective interest method.

The beneficial conversion features included in the Convertible Debentures warrant separate accounting as embedded derivatives under SFAS No. 133.  The derivative financial instrument is recorded as a liability in the consolidated balance sheet, and is marked-to-market each quarter with the change in fair value recorded in the consolidated statement of operations and comprehensive income.

At the dates of issuance, the beneficial conversion features had a combined estimated initial fair value of $2,268,000, of which $381,000 was recorded as a discount to the debt (debt was written down to zero) and $1,887,000 was immediately charged to derivative losses and recorded as a liability on the consolidated balance sheet. The estimated fair value of the beneficial conversion features was determined using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; risk free rate of return of 5.125%; dividend yield of  0%; the conversion price as defined in the debt agreement; 3 year term to maturity; and a volatility factor of 168%. The debt discount is being amortized over the term of the Convertible Debentures using the effective interest method.

At December 31, 2006, the beneficial conversion features had an estimated fair value of $2,165,000. In valuing the beneficial conversion features at December 31, 2006, the Company used the closing price of its common stock of $0.10, risk free rate of return of 5.125%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 210%. For the year ended December 31, 2006, the Company had derivative losses from the beneficial conversion features in the Convertible Debentures of $1,784,000, including a gain on derivative obligations of $73,000 during the three month period ended December 31, 2006.

12.	Stock Options and Warrants

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

Stock-based compensation included in general and administrative expense is $430,000 and $(59,000) for the years ending December 31, 2006 and 2005, respectively.

Warrants

Pursuant to the terms of a Security Agreement and a Registration Rights Agreement (the “Agreements”)   dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured Convertible Debentures (See Note 11).   In accordance with the terms of the Agreements, the Company issued warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.   The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; an exercise price of $0.15; a 7 year term; risk free rate of return of  5.125%; dividend yield of 0%;and a volatility factor of 168%. The fair value of the warrants of $919,000 was recorded as an increase to Additional paid-in capital – stock warrants.

In 2006, the Company issued 204,482 Units in a private placement. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock at an exercise price of $0.10 per share.  The warrants expire on April 11, 2008. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.13; an exercise price of $0.10; a 2 year term; risk free rate of return of  5.125%; dividend yield of 0%;and a volatility factor of 159%. The fair value of the warrants of $1,043,093 was recorded as an increase to Additional paid-in capital – stock warrants.

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

18.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

FY 2006	POSITRON CORPORATION	FORM 10-KSB

	Year Ended December 31, (In thousands, except for per share data)
	2006	2005
Numerator:
Basic and diluted net loss:	$(6,586)	$(3,806)

Denominator:
Denominator for basic earnings per share-weighted average shares	81,508	65,044
Effect of dilutive securities
Convertible Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted Average shares and assumed conversions	81,508	65,044

Basic and diluted loss per common share	$(0.08)	$(0.06)

All common stock equivalents in the years ended December 31, 2006 and 2005 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities not included in net loss per share calculation (in thousands):

	2006	2005
Convertible Series A Preferred Stock	464	464
Convertible Series B Preferred Stock	573,986	--
Convertible Series C Preferred Stock	--	38,500
Convertible Series G Preferred Stock	20,448	--
Stock Warrants	58,374	18,150
Stock Options	19,500	8,750
	672,772	65,864

19.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows (in thousands):

	2006	2005
United States:
Revenues	$1,295	$762
Operating expenses	3,114	2,526
Net loss	(5,657)	(3,806)

Canada:
Revenues	$918	--
Operating expenses	1,489	--
Net loss	(929)	--

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