Form 10KSB
period 2007-12-31
POSITRON CORP
filed 2008-04-14
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.)           ☐

Issuer's revenues for fiscal year ended December 31, 2007: $3,309,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of April 11, 2008: $3,777,765.

As of April 14, 2007, there were 102,555,302 shares of the Registrant's common stock, $.01 par value outstanding.

Transitional Small Business Disclosure Format (check one):           Yes☐    No☒

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

The Company typically provides a one-year warranty to purchasers of POSICAM™ systems.  However, in the past, the Company offered multi-year warranties to facilitate sales of its systems.  Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls.  The Company offers to provide service to all of its POSICAM™ systems; however at year end 2007, the company had ten (10) service contracts in force and one (1) system under manufacturer’s warranty.

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed POSICAM™ systems during 2007 and 2006.

Competition

The Company faces competition primarily from three very large commercial manufacturers of PET systems and from other imaging technologies. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others.  However, computed tomography angiography (“CTA”) is seen by some cardiologists to be competitive with PET myocardial perfusion imaging (“MPI”).

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

The joint venture hopes to be able to obtain FDA 510k regulatory approval by the end of 2008.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

 Research and Development

The Company’s POSICAM™ systems are based upon proprietary technology initially developed at the University of Texas Health Science Center (“UTHSC”) in Houston, Texas, under a $24 million research program begun in 1979 and funded by UTHSC and The Clayton Foundation for Research (“Clayton Foundation”), a Houston-based, non-profit organization.  Since that time, the Company has funded further product development and commercialization of the system.  These research and development activities are costly and critical to the Company’s ability to develop and maintain improved systems.  The Company’s research and development expenses were approximately $1,361,000 and $1,165,000 for the years 2007 and 2006, respectively.   The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

The Company’s recent advances have been focused on introducing a solid-state alternative to traditional photomultiplier technology.  The transition to solid-state will allow for the company to offer smaller, less expensive and organ specific medical devices.  The development of solid-state technology will also allow for the licensing of their technology to non-medical sectors,

Patent and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $373,000 were included in liabilities at December 31, 2007.

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

Backlog

As of December 31, 2007, the Company had no outstanding orders for mPower™ systems and one outstanding order for a Pulse CDC system.

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

Employees

As of December 31, 2007, the Company employed ten (10) full-time employees and three (3) consultants: four (4) in engineering, one (1) in customer support, four (4) in manufacturing, four (4) in the executive and administration department.  None of the Company’s employees are represented by a union.

Risks Associated with Business Activities

History of Losses.  To date the Company has been unable to sell POSICAM™ systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2007, the Company had a net loss of approximately $7,780,000, compared to a net loss of $6,586,000 during 2006.  At December 31, 2007, the Company had an accumulated deficit of approximately $76,605,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the sizable sales price of each POSICAM™ system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.  The opinion of the Company’s independent auditors for the year ended December 31, 2007 expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need to increase system sales to become profitable and/or obtain additional capital.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Working Capital    The Company had cash and cash equivalents of $192,000 at December 31, 2007.  The Company received $3,937,000 and $2,478,000 in proceeds from private placements of securities and financings in 2007 and 2006, respectively.  In spite of the proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.   If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

Penny Stock Rules

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

In addition to complying with federal requirements, the Company is required under Texas state law to register with the State Department of Health with respect to maintaining radiopharmaceuticals on premises for testing, research and development purposes.  Positron submitted a new application to the Texas Department of Health for a Radioactive Material License on July 10, 2000 and was granted a Radioactive Material License with an expiration date of July 31, 2008.  During a July 2005 Radiation audit, the company was noted for minor violations, which were addressed and corrected.  At this time the company is in full compliance with Texas Radiation Codes, however, there is no assurance that violations may not occur in the future which could have a material adverse effect on the Company’s operations.  In addition, Texas state law requires a safety evaluation of devices that contain radioactive materials.  The Company submitted an application for such an evaluation to the Texas Department of Health, Bureau of Radiation Control.  As a result, Positron’s medical diagnostic scanner has been placed on the Registry of Radioactive Sealed Sources and Devices as of September 20, 2001.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Quantum Molecular Technologies

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IIDC”) and QMP.

The joint venture was formed to develop a new generation of PET technologies using concepts and research and development activities conceived and to be implemented by Dr. Irving Weinberg.  QMT will continue these development efforts. The Company will have the right to manufacture and sell any PET products developed by the joint venture in exchange for royalty payments still to be negotiated.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Dr. Weinberg has been at the forefront of the evolution of PET, tracing his roots back to the UCLA group that created the PET industry.  Later, as a practicing radiologist and entrepreneur, Dr. Weinberg designed and built the first breast-specific PET scanner, which was able to detect the earliest form of breast cancer better than any other modality.

The Memorandum provides that the parties will form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture was owned 20%, 29% and 51% by the Company, IDC and QMP, respectively.  The Company had the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock.  In consideration for the Company's 20% interest in the joint venture, the Company was obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company.  In turn, IDC and QMP have committed to purchase up to $4 million in preferred equity in the Company.

On May 8, 2006, the Company amended certain aspects of the QMT JV. Whereas the Company originally held 20% of the interests of the QMT JV, Quantum and IDC assigned 100% of their interest to the Company.  Additionally, the investment amount Quantum and IDC originally committed to in the amount of $4,000,000 was restated to $2,400,000 to reflect the assignment of the QMT JV interests and participation by the Company in the IPT joint venture acquisition and subsequent financing. The $2,400,000 investment is in the form of a promissory note to the Company.  In exchange for the assignment of QMT JV interests and the investment, the Company issued Series B Convertible Preferred Stock, convertible into 345,000,000 shares of the Company’s common stock to Quantum and IDC, pro rata.

On April 13, 2006, the QMT JV was incorporated under the name Quantum Molecular Technologies, Inc. (“QMT”) and acquired certain intangible assets in the form of capitalized research and development costs from IDC for a note payable in the amount of $368,755.  As discussed above, on May 8, 2006 the Company acquired 100% of the IDC and QMP interests in QMT.   QMT had limited operating activity during the period between April 13, 2006 and May 8, 2006, as such the Company has consolidated 100% of the operations of QMT from the date of acquisition.

On January 26, 2007, IPT acquired all of the outstanding capital stock of QMT from Positron for the purchase price of $2,800,000 in the form of a promissory note.  The non-interest bearing promissory note is payable on or before July 1, 2008 and is secured by a pledge of all of the issued and outstanding shares of QMT.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

The Company agreed to filing a Registration Statement with the Securities and Exchange Commission (“SEC”) for the shares of Common Stock underlying the Debentures and Warrants within 30 days from the Closing Date. The Company received the second traunch of the funding when the Registration Statement was filed with the SEC and will receive the third and final traunch of the funding when the Registration Statement is declared effective by the SEC. There are penalty provisions for the Company should the filing not become effective within 120 days of the Closing Date. The Company, to satisfy the initial filing requirement, filed a registration statement on behalf of the Investors on June 20, 2006, which was subsequently withdrawn, re-filed on Form SB2 and amended. While the registration statement has not yet been declared effective, the Investors have not given notice to the Company that is in default of the requirements of the Registration Rights Agreement. The Debentures are secured by the Company’s assets and intellectual property.

Item 2.  Description of Property

The Company is headquartered in Houston, Texas, where it currently leases an office and warehouse . This facility lease is on a month-to-month basis at a monthly rental rate of $4,671 monthly.  The Company anticipates that the facility will be sufficient for its 2008 operating activities.

IPT leases a facility in Ottawa, Ontario, Canada under an operating lease that expires on July 31, 2008. Monthly rent for the Ottawa facility is approximately $8,300.

Item 3.  Legal Proceedings

From time to time, the Company is involved in legal proceedings arising out of the regular conduct of its business; none of which we deem to be material.  The Company is not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion would have a materially adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2007 and 2006, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
First Quarter	$0.13	$0.08	$0.26	$0.08
Second Quarter	$0.11	$0.09	$0.17	$0.11
Third Quarter	$0.10	$0.06	$0.13	$0.07
Fourth Quarter	$0.07	$0.04	$0.12	$0.06

FY 2007	POSITRON CORPORATION	FORM 10-KSB

There were approximately 270 shareholders of record of common stock as of April 10, 2007, including broker-dealers holding shares beneficially owned by their customers.

The Company has never paid cash dividends on its common stock.  The Company does not intend to pay cash dividends on its common stock in the foreseeable future.  The Series A, B and G Preferred Stock Statements of Designation prohibit the Company from paying any common stock dividends until all required dividends have been paid on the Series A and any outstanding Series B and G  Preferred Stock.  As of December 31, 2007 and 2006, stated dividends that are undeclared and unpaid on the Series A Preferred Stock totaled $524,000 and $485,000. Stated dividends that are undeclared and unpaid on the Series G Preferred Stock totaled $89,000 and $44,000 as of December 31, 2007 and 2006, respectively.

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

Each share of Series G Preferred Stock is convertible into 100 shares of common stock. Eight percent dividends accrue on the Series G Preferred Stock and may be paid in cash or in Common Stock in the Company's discretion. The Series G Preferred Stock is senior to the Company's common stock and junior in priority to the Registrant's Series A Preferred Stock in liquidation. Except as required by law and in the case of various actions affecting the rights of the Series G Preferred Stock, holders of the Series G Preferred Stock are not entitled to vote on matters requiring shareholder vote. While the Series G Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The holders of shares of Series G Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company at the annual rate of $0.40 per annum on each outstanding share of Series G Preferred Such dividends shall cumulate from the date issued and be paid when, as and if declared, annually on November 1st of each year commencing on November 1, 2006. The Series G Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $5.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

On April 11, 2007, holders of Series G Preferred Stock converted 93,091 shares into 9,390,100 shares of Positron Common Stock, par value $.01 per share. At December 31, 2007 111,391 shares of Series G Preferred Stock remain outstanding.

Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  .

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

The Company and Quantum Molecular Pharmaceuticals, Inc. (‘QMP”) converted principal and interest of  $453,144 outstanding upon the Series F Secured Convertible Promissory Notes into 226,572 shares of Series B Preferred Stock.  The Company has been advised by IMAGIN that it had acquired all of the Company’s securities owned by QMP.

On August 15, 2007, the Company consummated an exchange with holders of the Class A Preferred Shares (the "Class A Shares") of the Registrant's wholly-owned subsidiary, Imaging PET Technologies, Inc., an Ontario corporation ("IPT").  The Company issued 186,250 shares of its Series B Convertible Redeemable Preferred Stock, par value $1.00 per share (the "Series B"), and IPT exchanged 650,000 shares of its previously issued shares of Series B, to holders of IPT's Class A Shares (the "Class A Holders").  The Class A Holders had previously subscribed for the Class A Preferred Shares in an offering pursuant to the exemptions under the Canadian securities law.

As of December 31, 2007, 5,926,111 shares of Series B Preferred Stock were outstanding

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

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and QMP. The Memorandum provided for the parties to form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture was owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  On May 8, 2006, the Company amended certain aspects of the QMT JV. Whereas the Company originally held 20% of the interests of the QMT JV, Quantum and IMAGIN assigned 100% of their interest to the Company in exchange for the preferred stock of the Company.  On April 13, 2006, the QMT JV incorporated under the name Quantum Molecular Technologies, Inc. (“QMT”) and acquired certain intangible assets in the form of capitalized research and development costs from IMAGIN for a note payable. On January 26, 2007, IPT acquired all of the outstanding capital stock of QMT from Positron for the purchase price of $2,800,000 in the form of a promissory note.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Results of Operations

Consolidated results of operations for the year ending December 31, 2007 include Positron and its wholly-owned subsidiary IPT, including IPT’s wholly-owned subsidiary QMT.

Consolidated results of operations for the year ending December 31, 2006 include; full year operations of Positron; the operations of Positron’s wholly-owned subsidiary, IPT, for the period October 1 – December 31, 2006; and the operations of Positron’s wholly-owned subsidiary, QMT, from April 13 – December 31, 2006.

Revenues - The Company generated revenues of $3,309,000 in 2007, of which $1,991,000 were from sales of IS2 gamma cameras.  Service revenue totaled $1,215,000 of which $762,000 was for service of Positron’s PET systems.  In 2006 service revenue of PET systems was $720,000.  The increase in service revenue is attributed to two additional maintenance contracts for refurbished machines, one of which was sold in the current year and the other in 2006. Total revenues also include the $80,000 sales of parts and materials to NPMS.

Costs of Sales - Costs of sales increased by $1,505,000 to $2,928,000 for the year ended December 31, 2007 from $1,423,000 for the year ended December 31, 2006.  Cost of sales related to gamma cameras sold was $1,892,000 in 2007.   The Company incurred service revenue costs of $1,036,000 and $721,000 in 2007 and 2006, respectively.  Cost of service for PET systems was $690,000 and $819,000 for the years ended December 31, 2007 and 2006, respectively. The decrease can be attributed to three customers that did not renew maintenance agreements for their systems during 2007.  Cost of service of gamma cameras approximated $450,000.  Cost of sales includes a write down of obsolete inventory of $267,000.

Operating Expenses - The Company’s operating expenses increased $2,990,000 to $7,593,000 for the year ended December 31, 2007 compared to $4,603,000 in 2006.  The increase is attributable in large part to an impairment charge of $2,592,000 taken against goodwill recorded related to the acquisition of the remaining 50.1% of IPT in January of 2007. (See additional discussion below).

Selling, general and administrative expenses increased $571,000 to $3,640,000 from $3,069,000 in the prior year. The acquisition of the remainder of IPT and inclusion of twelve month’s of its expenses is the primary reason for the increase.  IPT’s selling, general and administrative expenses in 2007 were $1,758,000 compared to $1,008,000 in 2006. Positron’s  recorded selling, general and administrative costs of $1,882,000 in 2007 compared to $2,104,000 in 2006, a decrease of 10.6% from the prior year.  A large part of the decrease is due to a drop in amounts paid to marketing consultants.  During the year ended December 31, 2006, the Company incurred marketing consulting expenses of $308,000 compared to $90,000 in the current year.  Stock based compensation expense related to stock options issued and included in selling, general and administrative expense in 2007 and 2006 was $412,000 and $430,000, respectively. The Company did not issue any stock options during 2007.

Research and development expenses for the year ended December 31, 2007 increased $196,000 to $1,361,000 from $1,165,000 for the year ended December 31, 2006. IPT’s research and developments costs, which include QMT, were $822,000 in 2007 compared $584,000 for the combined companies in 2006. IPT continues improvement and development of the IS2 gamma cameras.   QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.  Positron’s research and development were $538,000 and $581,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease is due primarily to drops in salary and related expense. Modernization expense related to NPMS joint venture totaled $81,000 and $95,000 in 2007 and 2006, respectively.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Operating expenses in 2007 include a charge for impairment of the intangible asset recorded related to the acquisition of the remaining 50.1% of IPT during the first quarter of 2007. At the date of acquisition the Company recorded the excess of purchase price over the fair value of the net assets as goodwill. Total goodwill recorded was $2,592,000.

SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. Since the acquisition was made in January, the Company elected to adopt December 31 as the date for the annual impairment test. The Company used an income approach to determine the fair value of IPT (the reporting unit).  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. After performing the tests required under SFAS 142, it was determined that the carrying value exceeded the fair value of the reporting unit and resulted in the full impairment of  goodwill balance.

Operating expenses in 2006 include a charge for impairment of the intangible asset recorded upon the acquisition of QMT. The impaired asset acquired consisted of capitalized patent and research and development costs.  The Company wrote off the entire asset totaling $369,000.

Other Income (Expenses) -.Interest expense was $199,000 and $860,000 for the years ended December 31, 2007 and 2006, respectively. Interest expense in 2006 included interest on convertible debentures to affiliated entities including IMAGIN, PAC, Solaris and Quantum.  The debentures were all converted to shares of the Company’s Series B Preferred Stock in September 2006.  The Company also issued $1,500,000 of new convertible secured debentures in 2006. Interest expense in 2006 includes amortization of loan costs, debt discounts and beneficial conversion features of the new convertible debenture.

Derivative losses for the year ended December 31, 2007 totaled $386,000 compared to $1,784,000 in 2006 when the debentures were issued and the fair value of the embedded derivatives was initially determined and recorded.

For the year ended December 31, 2007, the Company recorded equity in the losses of the NPMS joint venture in the amount of $23,000.  As of December 31, 2007 the Company’s investment in NPMS had been written down to zero. For the year ended December 31, 2006 the Company recorded equity in the losses of  two joint ventures, IPT and NPMS, of $373,000. IPT is now a wholly-owned subsidiary of Positron and its results of operations are included in the consolidated statement of operations.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of December 31, 2007, we had net operating loss carryforwards of approximately $22,000,000 for Federal reporting purposes. These amounts expire at various times through 2027. See Note 14 to the Notes to the Consolidated Financial Statements. The Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2007 and 2006.

Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

Extraordinary Gain – The Company recorded an extraordinary gain on the acquisition of IS2 by IPT.  The extraordinary gain is the excess of the net assets acquired over the purchase price paid for IS2.  The extraordinary gain recognized during the year ended December 31, 2006 was $241,000.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Net Operating Loss - For the year ended December 31, 2007, the Company had a net loss of $7,780,000, or $0.08 per share, of which $5,408,000 was from domestic operations and $2,372,000 was generated in Canada, compared to a net loss of $6,586,000, or $0.06 per share, for the year ended December 31, 2006, of which $5,657,000 was from domestic operations and $929,000 was generated in Canada. The increase is due primarily to the impairment charge for the full write-down of goodwill recorded upon the acquisition of IPT in January 2007 and the inclusion of the Canadian operations for a full year.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $192,000 on December 31, 2007.  On the same date, accounts payable and accrued liabilities outstanding totaled $2,314,000.  The Company sold $1,991,000 of gamma cameras through IPT but did not sell any PET imaging systems during the year ended December 31, 2007. Increased camera sales, sales of imaging systems and/or additional debt or equity financings will be necessary to resolve the Company’s liquidity issues and allow it to continue to operate as a going concern.  However, there is no assurance that the Company will be successful in selling new systems or securing additional debt or equity financing.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $76,605,000 at December 31, 2007.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and the service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2007, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws

Related Party Transactions

Advance from Related Party

During the year ended December 31, 2007, the Company received non-interest bearing advances from IMGM totaling $1,346,000.  Positron’s President and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of IMGM.

Acquisition of IMAGIN Interest in IPT

On January 26, 2007, the Company executed and consummated a Securities Purchase Agreement (the “Agreement”) with IDC, to acquire 11,523,000 shares of common stock of Imaging Pet Technologies, Inc. (“IPT”). The Shares represented approximately a 50.1% of IPT’s issued and outstanding common stock. As a result of the acquisition of the Shares, the Company owns 100% of the common stock of IPT. As consideration for the shares, the Company and IMAGIN agreed to cancel a promissory note in the principal amount of $2,400,000 made by IMAGIN subsidiary, Quantum and later assigned to IDC.  As of the date of the Agreement, the Company had been advised by IMAGIN that it had acquired all of QMP’s interest in IPT as well as QMP's other holdings of the Company's related securities.

Immediately following the acquisition of the Shares, IPT acquired all of the outstanding capital stock of the Company’s wholly-owned subsidiary, QMT. The purchase price of the acquisition was $2,800,000, in the form of a promissory note made in favor of the Company, payable on or before July 1, 2008, and secured by a pledge of all of the issued and outstanding shares of QMT

FY 2007	POSITRON CORPORATION	FORM 10-KSB

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements".  . The Company does not expect the adoption of Statement No. 159 to materially impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Impairment of Intangible Assets

Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 31st as the date of the annual impairment test for goodwill.

 Based on the Company’s annual review of goodwill in 2007, the Company recorded an impairment charge of $2,592,256, for the IPT reporting unit and represented the entire goodwill balance.

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

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”)is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

As required by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report Form 10-KSB report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.  Other Information

During the year ended December 31, 2007, the Company and its wholly-owned subsidiary Imaging Pet Technologies were advanced funds from Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company (“Imagin”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.  At December 31, 2007 the outstanding amount due to Imagin from Positron is $1,346,000.  On April 10, 2008, the Company executed a promissory note in favor of Imagin for the full amount of the advances with interest at the rate of eight percent (8%) per annum, due and payable on December 31, 2008.  The repayment of the note is secured by a pledge of 100,000,000 shares of the Company’s Common Stock (the “Pledged Stock”).  If we are unable to repay the note, Imagin may sell a portion or all of the Pledged Stock to recover any unpaid principal, interest, fees and disbursement.  The sale of such a large number of shares would likely have a material and adverse affect upon the price of our Common Stock.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such:

Name	Age	Position with the Company

Patrick G. Rooney	45	Chairman of the Board – Elected 2004
Joseph G. Oliverio	38	President and Director – Elected 2006
Corey N. Conn	46	Chief Financial Officer and Director – Elected 2008
Timothy M. Gabel	38	Vice President of Operations
Sachio Okamura	56	Director – Elected 2001
Dr. Anthony (Tony) C. Nicholls	59	Director – Elected 2005
Joseph C. Sardano	57	Director – Elected 2008

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

Corey N. Conn.  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Mr. Conn also serves as the Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from 1995 - 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 - 2004. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Joseph C. Sardano – Director: Mr. Sardano served as a Senior Vice President of Sales and Marketing at Siemens Medical Solutions and CTI Molecular Imaging before becoming a strategic industry consultant and serving on the board of directors of various medical imaging companies. Mr. Sardano has served as CTI’s Senior Vice President of Sales and Marketing since September 2004. In this capacity, he lad the sales and marketing activities for all business units of CTI, including the sales of scanners under the sales agency agreement with Siemens Medical Solutions USA, Inc. Previously, Mr. Sardano served as Vice President of Sales for CTI Solutions from September 2002 to September 2004. Prior to joining CTI, Mr. Sardano held several key positions in the medical industry. He was with GE Medical Systems where he served as Region Sales Manager from 1999 to 2000 and as P.E.T. Americas Sales Manager from 2001 to 2002. Prior to that, Mr. Sardano served as Vice President Sales for Elscint Inc., and Vice President and General Sales Manager for Fisher Scientific. He has also served in various management capacities with Toshiba America Medical Systems, Medstone International and Xerox Corporation. Mr. Sardano holds a Bachelor of Arts degree from Concordia University in Montreal , Canada and an Executive Business Development Diploma from McGill University .

Item 10.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2007,and 2006.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards	Nonequity incentive plan comp	All Other Compensation	Total

Patrick G. Rooney	2007	$86,629	--	--	$143,556	--	--	$230,185
Chairman of the Board	2006	--	--	--	$111,290	--	$110,000	$221,290

Joseph G. Oliverio	2007	$156,250	--	--	$93,348	--	--	$249,598
President	2006	$135,000	--	--	$228,179	--	--	$363,179

Corey N. Conn	2007	$103,158	--	--	$114,800	--	--	$217,958
Chief Financial Officer	2006	$96,000	--	--	$89,032	--	--	$185,032

Timothy M. Gabel	2007	$102,833	--	--	$57,400	--	--	$160,233
Vice President of Operations	2006	$74,000	--	--	$22,858	--	--	$96,858

Griffith L. Miller II (b)	2007	--	--	--	--	--	--	--
President, and COO	2006	$55,000	--	--	--	--	--	$55,000

(a)	Amounts shown include cash compensation earned with respect to the year shown above.
(b)	Mr. Miller resigned in August 2006.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1st column)

All Equity Compensation Plans Approved by Security Holders	19,425,000	$0.06	25,525,000	(1)

(1)
Includes 3,725,000 shares available for issuance under the 1999 Stock Option Plan, 300,000 shares available for issuance under the 1999 Non-Employee Directors' Plan, 684,000 shares available for issuance under the 1999 Stock Bonus Incentive Plan, 500,000 shares available under the 1999 Employee Stock Purchase Plan and 21,000,000 shares available under the 2005 Amended and Restated Stock Incentive Plan.

SUMMARY OF EQUITY COMPENSATION PLANS

Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees and it’s Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Compensation Committee, subject to the approval of the Board of Directors. During 2007, the Company did not pay any bonus pursuant to the incentive compensation plan.

1999 Employee Stock Option Plan

Positron's Board administers the 1999 Employee Stock Option Plan ("1999 Plan"), which was adopted by the Board effective June 15, 1999. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. The Board has authorized up to an aggregate of 4,000,000 shares of Common Stock for issuance under the 1999 Plan. As of December 31, 2007, 225,000 options are outstanding, of which 203,646 are vested.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Directors' Stock Option Plan

The 1999 Non-Employee Directors' Stock Option Plan ("Directors' Plan") provides for the automatic grant of an option to purchase 25,000 shares of Common Stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of Common Stock. The exercise price of the options is 85% of the fair market value of the Common Stock on the date of grant. The Directors' Plan is administered by the Board. Options granted under the Directors' Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company's right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. The Board has authorized up to an aggregate of 500,000 shares of Common Stock for issuance under the Directors' Plan. As of December 31, 2007, 200,000 fully vested options remain outstanding under the Directors' Plan.

1999 Stock Bonus Incentive Plan

In October 1999, the Board adopted an Employee Stock Bonus Incentive Plan, which provides for the grant of bonus shares to any Company employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee's salary or consultant's fee. The Board has authorized up to an aggregate of 1,000,000 shares of Common Stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant's salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. As of December 31, 2007, 316,000 shares of Common Stock have been granted under the 1999 Stock Bonus Incentive Plan.

1999 Employee Stock Purchase Plan

The Company's 1999 Employee Stock Purchase Plan ("Purchase Plan") was adopted by the Board of Directors and approved by the shareholders in 1999. A total of 500,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of Common Stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2007.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2007, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 18,500,000 are fully vested.

2006 Stock Incentive Plan

Positron's Board administers the 2006 Stock Incentive Plan ("2006 Plan"), which was adopted by the Board effective April 10, 2006.  The 2006 Plan provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered.  Options may not be exercised more than ten years after the date of grant.  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2006 Plan.  As of December 31, 2007, all shares available  under the 2006 Plan had been issued to.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

2007 Omnibus Securities and Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2007 Omnibus Securities and Incentive Plan ("2007 Plan"), which was adopted by the Board effective July 1, 2007.  The 2007 Plan provides for the direct issuance of Awards including any Distribution Equivalent Right, Option, Performance Share Award, Performance Unit Award, Restricted Stock Award, Stock Appreciation Right or Unrestricted Stock Award to key management employees, non-employee directors and non-employee consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2007, all shares under the 2007 Plan had been issued to consultants.

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

The Company did not make any contributions to the 401(k) Plan on behalf of employees in the year ended December 31, 2007.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2007 or 2006.

Compensation of Directors

Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Security Ownership of Certain Beneficial Owners(a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock		% of Outstanding Common Stock(b)(c)
IMAGIN Diagnostic Centres, Inc.	460,299,250	(d)	66.2%
Positron Acquisition Corp.	80,261,800	(e)	11.5%

(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)	Based on 102,555,302 shares of Common Stock outstanding on April 14, 2008.

(c)
The percentage of outstanding Common Stock assumes full conversion Convertible Series A and B Preferred Stock into Common Stock and is based on the Company's outstanding shares of Common Stock as of April 14 , 2007.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Security Ownership of Directors, Director Nominees and Executive Officers

Title of Class	Name of Beneficial Owner	Beneficial Ownership (aa) (cc)	Percent of Class (bb)
Common	Joseph G. Oliverio	7,500,000 (cc)	6.2%
Common	Sachio Okamura	625,000 (dd)	*
Common	Patrick G. Rooney	5,075,000 (ee)	4.2%
Common	Dr. Anthony C. Nicholls	550,000 (ff))	*
Common	Corey N. Conn	4,000,000 (gg))	3.3%
Common	Timothy M. Gabel	1,000,000 (hh)	*
Common	All Directors and Executive Officers as a Group	18,750,000	15.4%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 102,555,302 shares of Common Stock outstanding as of April 14, 2008 plus stock options that are or will become exercisable within 60 days of April 14, 2008.

(cc)	Includes 7,500,000 shares that may be acquired by Mr. Oliverio pursuant to stock options that are or will become exercisable within 60 days of April 14, 2008.

(dd)	Includes 625,000 shares that may be acquired by Mr. Okamura pursuant to stock options that are or will become exercisable within 60 days of April 14, 2008.

(ee)	Includes 5,075,000 shares that may be acquired by Mr. Rooney pursuant to stock options that are or will become exercisable within 60 days of April 14, 2008.

(ff)	Includes 550,000 shares that may be acquired by Mr. Nicholls pursuant to options that are or will be exercisable within 60 days of April 14, 2008.

(gg)	Includes 4,000,000 shares that may be acquired by Mr. Conn pursuant to stock options that are or will become exercisable within 60 days of April 10, 2008.

(hh)	Includes 1,000,000 shares that may be acquired by Mr. Gabel pursuant to stock options that are or will become exercisable within 60 days of April 14, 2008.

The address for all officers and directors of the Company is 1304 Langham Creek Drive, Suite 300, Houston Texas, 77084.

Item 12. Certain Relationships and Related Transactions

During the year ended December 31, 2007, the Company and its wholly-owned subsidiary Imaging Pet Technologies were advanced funds from Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company (“Imagin”).  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.  At December 31, 2007 the outstanding amount due the Imagin from Positron is $1,346,000.  On April 10, 2008, the Company executed a promissory note in favor of Imagin for the full amount of the advances with interest at the rate of eight percent (8%) per annum, due and payable on December 31, 2008.  The repayment of the note is secured by a pledge of 100,000,000 shares of the Company’s Common Stock (the “Pledged Stock”).  If we are unable to repay the note, Imagin may sell a portion or all of the Pledged Stock to recover any unpaid principal, interest, fees and disbursement.  The sale of such a large number of shares would likely have a material and adverse affect upon the price of our Common Stock.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Item 13. Exhibits

(a)	Exhibits

10.1	Promissory Note in favor of Imagin Molecular Corporation dated April 10, 2008
10.2	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008.

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

(b)	Reports on Form 8-K

There were no current reports on Form 8-K for the quarter ending December 31, 2007.

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

The following table shows the fees billed to the Company for the audits and other services provided by Frank L. Sassetti & Co. and Ham, Langston & Brezina, L.L.P. for fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006

Audit fees (1)	$36,573	$25,511
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

All audit related services, tax services and other services are and were pre-approved by the Company's Board of Directors, which concluded that the provision of such services by Frank L. Sassetti & Co. were compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 14, 2008	By:	/s/ Patrick G. Rooney
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

/s/ Patrick G. Rooney	April 14, 2008
Patrick G. Rooney
Chairman of the Board

/s/ Joseph G. Oliverio	April 14, 2008
Joseph G. Oliverio
President
(principal executive officer)

/s/ Corey N. Conn	April 14, 2008
Corey N. Conn
Chief Financial Officer
(principal accounting officer)
Director

/s/ Sachio Okamura	April 14, 2008
Sachio Okamura
Director

/s/ Dr. Anthony C. Nicholls	April 14, 2008
Dr. Anthony C. Nicholls
Director

/s/ Joseph C. Sardano	April 14, 2008
Joseph C. Sardano
Director

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES

____________

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

for the years ended December 31, 2007 and 2006

FY 2007	POSITRON CORPORATION	FORM 10-KSB

FINANCIAL STATEMENTS

TABLE OF CONTENTS

__________

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 We have audited the accompanying balance sheets of Positron Corporation as of December 31, 2007and 2006 and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frank L. Sassetti & Co.

April 11, 2008
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006
(In thousands, except share data)

ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$192	$115
Accounts receivable	222	208
Inventories	1,172	1,493
Due from affiliates	355	2,955
Prepaid expenses	106	115
Other current assets	24	63

Total current assets	2,071	4,949

Investment in Joint Venture	--	23
Property and equipment, net	56	64
Other assets	150	235

Total assets	$2,277	$5,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$2,314	$2,627
Customer deposits	397	241
Unearned revenue	90	146
Due to affiliates	1,346	507

Total current liabilities	4,147	3,521

Obligation under capital lease	13	7
Convertible notes payable, less discount of $1,165 and $1,272	135	28
Deposits for unissued preferred stock	375	850
Derivative liabilities for convertible debentures	2,550	2,165
Majority interest in income of consolidated subsidiary	--	(168)

Total liabilities	7,220	6,403

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 464,319 shares issued and outstanding.	464	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 5,926,111 and 5,739,861 shares issued and outstanding	5,926	5,740
Series C Preferred Stock: $1.00 par value; 6% cumulative, convertible, redeemable; 840,000 shares authorized	--	--
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 and 204,482 shares issued and outstanding	29	52
Common stock: $0.01 par value; 800,000,000 shares authorized; 102,555,302 and 86,205,202 shares outstanding.	1,026	862
Additional paid-in capital	64,314	60,552
Other comprehensive income	(82)	38
Accumulated deficit	(76,605)	(68,825)
Treasury Stock: 60,156 shares at cost	(15)	(15)

Total stockholders’ deficit	(4,943)	(1,132)

Total liabilities and stockholders’ deficit	$2,277	$5,271

See notes to financial statements

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006

Sales	3,309	2,213

Costs of sales	2,928	1,423

Gross profit	381	790

Selling, general and administrative	3,640	3,069
Research and development	1,361	1,165
Impairment of intangible asset	2,592	369

Total operating expenses	7,593	4,603

Loss from operations	(7,212)	(3,813)

Other income (expenses):
Interest expense	(199)	(860)
Equity in losses of unconsolidated subsidiaries	(23)	(373)
Derivative losses	(386)	(1,784)
Other income	15	--
	(593)	(3,017)

Loss before income taxes, majority interest and extraordinary gain	(7,805)	(6,830)

Majority interest in loss of consolidated subsidiary	25	3

Loss before income taxes and extraordinary gain	(7,780)	(6,827)

Income taxes	--	--

Loss before extraordinary gain	(7,780)	(6,827)

Extraordinary gain on acquisition of business	--	241

Net loss	$(7,780)	$(6,586)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(120)	38

Comprehensive loss	$(7,900)	$(6,548)

Basic and diluted loss per common share	$(0.08)	$(0.08)

Basic and diluted weighted average shares outstanding	95,875	81,508

See notes to financial statements

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)

	Series A		Series B		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2005	464,319	$464	--	$--	770,000	$770	--	$--	77,835,202	$778

Net loss	--	--	--	--	--	--	--	--	--	--

Exercise of options	--	--	--	--	--	--	--	--	500,000	5

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of debt Series C Preferred to new series of Preferred stock	--	--	1,679,861	1,680	(770,000)	(770)	--	--	--	--

Conversion of preferred stock Into common stock	--	--	(40,000)	(40)	--	--	--	--	4,000,000	40

Issuance of preferred stock through Private placement net of total Offering costs of 28,975	--	--	--	--	--	--	204,482	52	--	--

Issuance of common stock For services	--	--	--	--	--	--	--	--	3,870,000	39

Issuance of preferred stock for Acquisition of subsidiary	--	--	4,100,000	4,100	--	--	--	--	--	--

Loan discount	--	--	--	--	--	--	--	--	--	--

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Cancelled subscriptions	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2006	464,319	$464	5,732,861	$5,740	--	--	204,482	$52	86,205,202	$862

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2006
(In thousands, except share data)
(Continued)

	Additional		Other
	Paid-in	Subscription	Comprehensive	Accumulated	Treasury
	Capital	Receivable	Income	Deficit	Stock	Total

Balance December 31, 2005	$57,364	$(30)	$--	$(62,239)	$(15)	$(2,908)

Net loss	--	--	--	(6,586)	--	(6,586)

Exercise of options	20	--	--	--	--	25

Compensation related to Issuance options	430	--	--	--	--	430

Conversion of debt Series C Preferred to new series of Preferred stock	2,074	--	--	--	--	2,984

Conversion of preferred stock Into common stock	--	--	--	--	--	--

Issuance of preferred stock Through private placement Net of total offering Costs of 28,975	1,043	--	--	--	--	1,095

Issuance of common stock For services	432	--	--	--	--	471

Issuance of preferred stock for Acquisition of subsidiary	(1,700)	--	--	--	--	2,400

Loan discount	919	--	--	--	--	919

Change in foreign currency Translation gain	--	--	38	--	--	38

Cancelled subscriptions	(30)	30	--	--	--	--

Balance December 31, 2006	$60,552	--	$38	$(68,825)	$(15)	$(1,132)

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2007
(In thousands, except share data)

	Series A		Series B		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2006	464,319	$464	5,739,861	$5,740	--	--	204,482	$52	86,205,202	$862

Net loss	--	--	--	--	--	--	--	--	--	--

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of Series G preferred stock Into common stock	--	--	--	--	--	--	(93,091)	(23)	9,390,100	94

Issuance of Series B preferred stock through private placement	--	--	186,250	186	--	--	--	--	--	--

Issuance of common stock For services	--	--	--	--	--	--	--	--	6,960,000	70

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2007	464,319	$464	5,926,111	$5,926	--	--	111,391	$29	102,555,302	$1,026

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2007
(In thousands, except share data)
(Continued)

	Additional		Other
	Paid-in	Subscription	Comprehensive	Accumulated	Treasury
	Capital	Receivable	Income	Deficit	Stock	Total

Balance December 31, 2006	$60,552	--	$38	$(68,825)	$(15)	$(1,132)

Net loss	--	--	--	(7,780)	--	(7,780)

Compensation related to Issuance options	412	--	--	--	--	412

Conversion of Series G preferred stock Into common stock	(69)	--	--	--	--	2

Issuance of Series B preferred stock through private placement	2,978	--	--	--	--	3,164

Issuance of common stock For services	441	--	--	--	--	511

Change in foreign currency Translation gain	--	--	(120)	--	--	(120)

Balance December 31, 2007	$64,314	--	$ (82)	$(76,605)	$(15)	$(4,943)

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
(In thousands)

	2007	2006

Cash flows from operating activities:
Net loss	$(7,780)	$(6,586)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative losses	385	1,784
Compensation related to re-pricing of warrants and options	--	--
Compensation related to issuance of options	412	430
Depreciation expense	31	49
Amortization of intangible assets	10	8
Gain (loss) on disposal of assets	4	(53)
Issuance of common stock for services	511	471
Equity in losses of joint venture	23	373
Amortization of loan costs, debt discount and beneficial conversion feature	181	644
Majority interest in income of consolidated subsidiary	(25)	(3)
Extraordinary gain on acquisition of business	--	(241)
Impairment of intangible asset	2,592	369
Changes in operating assets and liabilities:
Accounts receivable	12	(7)
Inventories	516	555
Prepaid expenses	24	49
Other current assets	46	235
Accounts payable and accrued liabilities	(503)	187
Customer deposits	117	43
Unearned revenue	(56)	80

Net cash used in operating activities	(3,500)	(1,613)

Cash flows from investing activities:
Investment in subsidiary, net of cash received	--	(534)
Purchase of property and equipment	(23)	(18)
Proceeds from disposal of assets	--	77
Purchase of intangible assets	--	(434)

Net cash used in investing activities	(23)	(909)

Cash flows from financing activities:
Proceeds from issuance of Series G Preferred Stock	--	901
Proceeds from issuance of convertible securities	--	1,080
Proceeds from notes payable to affiliated entities	1,281	200
Repayment of notes payable to affiliated entities	(547)	--
Advance to affiliated entities	(72)	(39)
Repayment of advances to affiliated entities	363	--
Capital lease obligation	9	(3)
Proceeds from private placement	2,656	297

Net cash provided by financing activities	3,690	2,436

Effect of exchange rate changes on cash and cash equivalents	(90)	(8)

Net (decrease) increase in cash and cash equivalents	77	(94)

Cash and cash equivalents, beginning of year	115	209

Cash and cash equivalents, end of year	$192	$115

Supplemental cash flow information:
Interest paid	--	--
Income taxes paid	--	--

Non-cash disclosures
Issuance of common stock to satisfy severance obligation	--	$25
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	--	$919
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	--	$2,268
Issuance of Series B Preferred Stock to satisfy accrued interest obligation	--	$380
Conversion of debentures to Series B Preferred Stock	--	$2,934
Conversion of Series C Preferred Stock to Series B Preferred Stock	--	$770
Conversion of Series G Preferred to Common Stock	$23	--

See notes to financial statements

FY 2007	POSITRON CORPORATION	FORM 10-KSB

POSITRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The acquisition of the remaining 50.1% of IPT on January 26, 2007 was accounted for using the purchase method of accounting. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed has been recorded as goodwill. Total goodwill recorded for this acquisition was $2,592,256. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment using the “fair value” methodology. During the fourth quarter, the Company assessed the fair value of the intangible asset using an income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. In performing the the fiscal impairment test, management determined there impairment to the IPT goodwill since the carrying value exceeded its estimated fair value. Accordingly, during the fourth quarter the Company recorded an impairment charge of $2,592,256.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Principles of Consolidation

For the year ended December 31, 2007, the financial statements include the transactions of Positron Corporation and its wholly-owned Imagin Pet Technologies, Inc. (“IPT”). IPT’s financial statements include the operations of QMT.

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

Affiliated Entities

Affiliated entities of Positron include companies with common significant shareholders, joint venture companies, joint venture partners and companies with common management or control.  Such companies include Imagin Diagnostic Centres, Inc. (“IMAGIN”), Quantum Molecular Pharmaceuticals, Inc. (“QMP”), Imagin Molecular Corporation (“IMGM”), Solaris Opportunity Fund (“Solaris”), Neusoft Medical Systems Co. (“NMS”), Neusoft Positron Medical Systems Co., Ltd. (“NPMS”), Positron Acquisition Corporation (“PAC”) and Imagin Nuclear Partners (“INP”). PAC and INP are wholly-owned subsidiaries of IMGM.

Foreign Currency Translation

As of December 31, 2007 the accounts of the Company’s subsidiaries, IPT and QMT were maintained, and their consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Accounts receivable arise primarily from transactions with customers in the medical industry located throughout the world, but concentrated in the United States and Canada.  The Company provides a reserve for accounts where collectibility is uncertain.  Collateral is generally not required for credit granted.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Revenue Recognition

Revenues from POSICAMTM system contracts and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place. The cost of direct-response advertising is not significant. Advertising expenses for 2007 and 2006 were $95,000 and $92,000, respectively.

Research and Development Expenses

All costs related to research and development costs are charged to expense as incurred.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS Statement No. 123. The Company adopted SFAS 123(R) effective January 1, 2006, using the modified prospective application method, and beginning with the first quarter of 2006, the Company measures all employee share-based compensation awards using a fair value based method and record share-based compensation expense in its financial statements if the requisite service to earn the award is provided.

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment. Warranty periods generally range up to a maximum of one year but may extend for longer periods. After warranty expiration many customers execute service contracts to cover their systems. Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts. Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred. For the years ended December 31, 2007 and 2006, service costs charged to expense were $1,036,000 and $721,000, respectively. During the years ended December 31, 2007 and 2006 the Company did not have any Posicam systems under warranty. Warranty expense for Pulse CDC gamma systems sold by IS2 Medical Systems, Inc. was $196,000 and $221,000 for the years ended December 31, 2007 and 2006, respectively.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

New Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement No. 157 to materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements". . The Company does not expect the adoption of Statement No. 159 to materially impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM or Pulse systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. At December 31, 2007, the Company had an accumulated deficit of $76,605,000 and a stockholders’ deficit of $4,943,000. Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $2,656,000 from issuance of Series B Preferred to fund operating activities in 2007. The Company had cash and cash equivalents of $192,000 at December 31, 2007. At the same date, the Company had accounts payable and accrued liabilities of $2,314,000. In addition, debt service and working capital requirements for the upcoming year may reach current cash balances.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

3.	Imaging Pet Technologies – Business Acquisition

On December 31, 2005 the Company and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) formed a joint venture, Imaging Pet Technologies (“IPT”). The Company and QMP hold 49.9% and 50.1%, respectively, of the total registered capital of IPT. acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”) through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”). On May 8, 2006, to finalize certain obligations of QMP related to the Quantum Molecular Technologies Joint Venture, the Company agreed to issue Series B Convertible Preferred Stock (the “Series B”), convertible into 65,000,000 shares of the Company’s common stock, to IPT in exchange for a promissory note in the amount of $1,300,000. See, Quantum Molecular Technologies, below.

On June 5, 2006, IPT completed the acquisition of IS2 through a series of events which resulted in the net assets of IS2 being transferred to IPT. On April 28, 2006, debenture holders and promissory note holders of IS2 were put on notice that IS2 was in default of its covenants relating to revenue targets. In turn, the debenture/note holders demanded payment. On May 29, 2006, the debentures and notes totaling $1,435,727 were assigned to IPT by the holders in exchange for $1,000,000. The original holders assigned their security agreements to IPT who exercised those agreements immediately and assumed the net assets of IS2. In addition to the net assets, the Company assumed leases and contracts. Employment contracts were established with the Company upon acquisition.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

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

Goodwill Impairment

Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. Other identifiable intangible assets are amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology. The Company has adopted December 31st as the date of the annual impairment test for goodwill.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (of carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value of the IPT reporting unit was determined using an income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of future cash flows uses our estimates of revenue for the reporting unit, driven by assumed growth rates and estimated costs as well as appropriate discount rates.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

In performing the first step of the fiscal 2007 goodwill impairment test, management determined there was an indicator of impairment in the IPT goodwill because the carrying value of the reporting unit exceeded its estimated fair value.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the IPT reporting unit determined in step one of the impairment test, to the assets and liabilities as if a new acquisition were being accounted for in accordance with SFAS 141.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Since the fair value of the IPT reporting unit was derived from projected revenues associated solely with developed technologies, which were identified as intangible assets in the original purchase accounting allocation, the fair value of the reporting unit was hypothetically all allocated to developed technologies, with no remaining value to assign to goodwill.  Based on the Company’s annual review of goodwill in 2007, the Company recorded an impairment charge of $2,592,256, for the IPT reporting unit which represented the entire goodwill balance.

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

On January 26, 2007, IPT acquired all of the outstanding capital stock of QMT from Positron for the purchase price of $2,800,000 in the form of a promissory note. The non-interest bearing promissory note is payable on or before July 1, 2008 and is secured by a pledge of all of the issued and outstanding shares of QMT.

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

FY 2007	POSITRON CORPORATION	FORM 10-KSB

5.	Inventories

Inventories at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Raw materials and service parts	$1,004	$966
Work in progress	379	577
	1,383	1,543
Less: Reserve for obsolete inventory	(211)	(50)
	$1,172	$1,493

6.	Due From Affiliates

Due from affiliates at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
INP	$320	$185
NPMS	24	179
Solaris	--	191
IMAGIN	11	2,400
Total	$355	$2,955

7.	Investment in Joint Venture

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of NPMS is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of NPMS is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license. Positron has transferred to NPMS certain of its PET technology, while Neusoft made available to NPMS certain CT technology for the development and production of an integrated PET/CT system. The parties share the profits, losses and risks of NPMS in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of NPMS. For the years ended December 31, 2007 and 2006, the Company’s expense related its share of NPMS losses were $208,000 and $23,000, respectively. As of December 31, 2007, the Company’s investment in NPMS was zero. The Company’s share of NPMS losses in excess of it’s investment approximates $325,000 as of December 31, 2007.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Following are the condensed financial statements of Neusoft Positron Medical Systems Co., Ltd. for the years ended December 31, 2007 and 2006.

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands)

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$604	$220
Other current assets	573	504
Total current assets	1,177	724

Intangibles and other assets	620	653

Total assets	$1,797	$1,377

Current liabilities:
Current liabilities	1,352	(55)
Total current liabilities	1,352	(55)

Capital	445	1,432

Total liabilities and capital	$1,797	$1,377

NEUSOFT POSITRON MEDICAL SYSTEMS CO., LTD.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006
(in thousands)

	2007	2006

Revenue	$--	$--

Expense
General and administrative expense	1,048	575
Total operating expense	1,048	575

Interest income	(3)	--

Net loss	$(1,045)	$(575)

FY 2007	POSITRON CORPORATION	FORM 10-KSB

8.	Property and Equipment

Property and equipment at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Furniture and fixtures	$130	$130
Computer equipment	89	74
Machinery and equipment	32	26
	251	230
Less: Accumulated depreciation	(195)	(166)
	$56	$64

9.	Other Assets

Other assets at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Intangible assets	$45	$57
Deferred loan costs	105	178

Total	$150	$235

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Trade accounts payable	$1,529	$1,431
Accrued royalties	311	373
Accrued interest	139	44
Sales taxes payable	103	260
Accrued compensation	63	249
Accrued property taxes	45	65
Accrued professional fees	25	92
Accrued warranty costs	84	113
Other	15	--

Total	$2,314	$2,627

FY 2007	POSITRON CORPORATION	FORM 10-KSB

11.	Notes Payable/Due to Affiliated Entities

Advance from Related Party

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. Positron’s President and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of IMGM.

On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 ( the “Note”). The Note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”). Upon a default of the Note or the Pledge, IMGM may sell the Pledged Shares to repay any and all amounts due under the Note.

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

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009.  Pursuant to the terms of the Agreements, the Company shall issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and are being amortized over the maturity periods of the Debentures.  The Company, to satisfy the initial filing requirement, filed a registration statement on behalf of the Investors on June 20, 2006, which was subsequently withdrawn, re-filed on Form SB2 and amended. While the registration statement has not yet been declared effective, the Investors have not given notice to the Company that is in default of the requirements of the Registration Rights Agreement.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

At the dates of issuance, the warrants issued with the Convertible Debentures had a combined estimated initial fair value of $919,000 which was recorded as a discount to the debt (debt was written down to zero). The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.125; an exercise price of $0.15; a 7 year term; risk free rate of return of 5.125%; dividend yield of 0%;and a volatility factor of 168%. The discount, which was recorded as an increase to additional paid-in capital, is being amortized over the term of the Convertible Debentures using the effective interest method.

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

At December 31, 2007, the beneficial conversion features had an estimated fair value of $2,550,000. In valuing the beneficial conversion features at December 31, 2007, the Company used the closing price of its common stock of $0.07, risk free rate of return of 3.25%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 235%. For the years ended December 31, 2007 and 2006, the Company had derivative losses from the beneficial conversion features in the Convertible Debentures of $386,000 and $1,784,000, respectively.

On May 24, 2007 the Investors executed a Notice of Conversion to convert $40,985 of debentures into Positron common shares. In accordance with the Agreement’s, the conversion price of $0.047 per share represents 55% of the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Based on the conversion price of $0.047, the debentures shall be converted to 872,052 shares of Positron Common Stock, par value $0.01 per share. However, the shares were not issued until January 2008 and therefore the conversion is not reflected in the financial statements at December 31, 2007.

On February 15, 2008 holders of convertible debentures issued by the Company executed a Notice of Conversion to convert $5,500 of debentures into Positron common shares. In accordance with the debenture agreement, the conversion price of $0.022 per share represents 55% of the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Based on the conversion price of $0.022, the debentures shall be converted to 250,000 shares of Positron Common Stock, par value $0.01 per share.

Related Party Advances

During the year ended December 31, 2007, the Company and its wholly-owned subsidiary Imaging Pet Technologies were advanced funds from Imagin Molecular Corporation, a publicly owned Delaware corporation and affiliate of the Company.  Imagin’s  Chief Executive Officer and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of Positron Corporation.  At December 31, 2007 the outstanding amount due to Imagin from Positron is $1,346,000. On April 10, 2008, the Company executed a promissory note in favor of Imagin for the full amount of the advances with interest at the rate of eight percent (8%) per annum, due and payable on December 31, 2008.  The repayment of the note is secured by a pledge of 100,000,000 shares of the Company’s Common Stock (the “Pledged Stock”).  If we are unable to repay the note, Imagin may sell a portion or all of the Pledged Stock to recover any unpaid principal, interest, fees and disbursement.  The sale of such a large number of shares would likely have a material and adverse affect upon the price of our Common Stock.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

13.	Stock Options and Warrants

Options

1999 Employee Stock Option Plan

Effective June 15, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and terminated the 1994 Stock Option Plan, effective October 6, 1999. The 1994 Plan provided for the grant of options to officers, directors, key employees and consultants of the Company. The 1999 Plan provides for the grant of options to officers, employees (including employee directors) and consultants. The 1999 Plan is administered by the Board of Directors. The administrator is authorized to determine the terms of each option granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value in the case an optionee owns more than 10% of the total combined voting power of all classes of Positron capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% stockholders). The Board has authorized 4,000,000 shares of Common Stock for issuance under the 1999 Plan. As of December 31, 2007, 225,000 options are outstanding, of which 203,646 are vested.

Non-Employee Directors’ Stock Option Plan

Effective October 6, 1999, the shareholders of the Company approved the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which provides for the automatic grant of an option to purchase 25,000 shares of common stock to non-employee directors upon their election or appointment to the Board, and subsequent annual grants also in the amount of 25,000 shares of common stock. The exercise price of the options is 85% of the fair market value of the common stock on the date of grant. The Directors’ Plan is administered by the Board. Options granted under the Directors’ Plan become exercisable in one of two ways: either in four equal annual installments, commencing on the first anniversary of the date of grant, or immediately but subject to the Company’s right to repurchase, which repurchase right lapses in four equal annual installments, commencing on the first anniversary of the date of grant. To the extent that an option is not exercisable on the date that a director ceases to be a director of the Company, the unexercisable portion terminates. The Board has authorized 500,000 shares of Common Stock for issuance under the 1999 Plan. As of December 31, 2007, 200,000 fully vested options remain outstanding under the Directors' Plan.

1999 Stock Bonus Incentive Plan

In October 1999 the Board adopted an Employee Stock Bonus Incentive Plan (the “Stock Bonus Plan”), effective November 1, 1999. The Stock Bonus Plan provides for the grant of bonus shares to any Positron employee or consultant to recognize exceptional service and performance beyond the service recognized by the employee’s salary or consultant’s fee. The Board has authorized up to an aggregate of 1,000,000 shares of common stock for issuance as bonus awards under the Stock Bonus Plan. The Stock Bonus Plan is currently administered by the Board. Each grant of bonus shares is in an amount determined by the Board, up to a maximum of the participant’s salary. The shares become exercisable according to a schedule to be established by the Board at the time of grant. A total of 316,000 shares have been issued under the Stock Bonus Plan at December 31, 2007.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

1999 Employee Stock Purchase Plan

The shareholders of the Company approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in October 1999. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan, none of which has yet been issued. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during offering periods of up to 27 months. Offering periods generally will begin on the first trading day of a calendar quarter. The initial offering period began on January 1, 2000. The price at which stock is purchased under the Purchase Plan will be equal to 85% of the fair market value of common stock on the first or last day of the offering period, whichever is lower. No shares have been issued under the Purchase Plan at December 31, 2007.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005 and approved by the shareholders at the 2006 Annual Meeting. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2006, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 18,500,000 are fully vested.

2006 Stock Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan. As of December 31, 2007, all shares available under the 2006 Plan had been issued.

2007 Omnibus Securities and Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2007 Omnibus Securities and Incentive Plan ("2007 Plan"), which was adopted by the Board effective July 1, 2007.  The 2007 Plan provides for the direct issuance of Awards including any Distribution Equivalent Right, Option, Performance Share Award, Performance Unit Award, Restricted Stock Award, Stock Appreciation Right or Unrestricted Stock Award to key management employees, non-employee directors and non-employee consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2007, all shares available under the 2007 Plan had been issued.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price
Balance at December 31, 2005	8,750,000	$0.05

Granted	11,575,000	$0.05 - $0.06
Forfeited	(325,000)	$0.01 - $2.63
Exercised	(500,000)	$0.05

Balance at December 31, 2006	19,500,000	$0.06

Granted	--	--
Forfeited	(75,000)	$0.10 - $0.12
Exercised	--	--

Balance at December 31, 2007	19,425,000	$0.06

Following is a summary of stock options outstanding at December 31, 2007 and 2006.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Term	Exercise		Exercise
Exercise Price	Shares	(in Years)	Price	Shares	Price

$0.05	7,500,000	3.00	$0.05	7,500,000	$0.05
$0.06	11,500,000	3.00	$0.06	11,000,000	$0.06
$0.11	25,000	3.25	$0.11	25,000	$0.11
$0.08	25,000	4.00	$0.08	25,000	$0.08
$0.01	25,000	5.00	$0.01	25,000	$0.01
$0.05	20,000	5.33	$0.05	20,000	$0.05
$0.03	25,000	6.00	$0.03	25,000	$0.03
$0.02	205,000	6.42	$0.02	183,646	$0.02
$0.04 - $0.12	100,000	7.06	$0.09	100,000	$0.09

Balance at 12/31/2007	,19,425,000		$0.06	18,903,646	$0.06

Balance at 12/31/2006	19,500,000		$0.06	10,427,396	$0.06

FY 2007	POSITRON CORPORATION	FORM 10-KSB

For each of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the year ended December 31, 2006 was determined using the following assumptions:

Expected life (years)	3-10
Risk free rate of return	4.65%-4.75%
Dividend yield	0
Expected volatility	230%

The Company did not grant any stock options during the year ended December 31, 2007.

Stock-based compensation included in general and administrative expense is $412,000 and $430,000 for the years ended December 31, 2007 and 2006, respectively.

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.068 as of the last business day of the year ended December 31, 2007.  There were no options exercised during the year ended December 31, 2007. Total intrinsic value of those options exercised during the year ended December 31, 2006 was $51,842.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding	19,425,000	$0.06	$155,400
Options Exercisable	18,903,646	$0.06	$151,229

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

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2005	18,150,000		$0.23
New warrants issued with Series G Preferred Stock	10,224,100	$0.10	$0.10
New warrants issued with secured convertible debentures	30,000,000	$0.15	$0.15
Balance at December 31, 2006	58,374,100		$0.12
Warrants expired in 2007	(750,000)	$0.03 - $2.40	$0.81
Balance at December 31, 2006	57,624,100		$0.11

FY 2007	POSITRON CORPORATION	FORM 10-KSB

All outstanding warrants are currently exercisable. A summary of outstanding stock warrants at December 31, 2007 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	(a)	--	$0.02
1,250,000	March 2008	0.3	$0.25
10,224,100	April 2008	0.3	$0.10
3,750,000	June 2009	1.5	$0.02
8,575,000	May 2010	2.4	$0.02
30,000,000	May 2013	5.4	$0.15
57,624,100

(a) Warrants expire six months after the date on which a registration statement is filed and accepted by the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant.

14.	Preferred Stock

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

As of December 31, 2007 stated dividends that are undeclared and unpaid on the Series A Preferred Stock total approximately $524,000. As of December 31, 2007, 464,319 shares of Series A Preferred Stock were outstanding.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock. The number of shares authorized was 9,000,000. Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, D, E and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote. While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company. The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share. As of December 31, 2007, 5,926,111 shares of Series B Preferred Stock were outstanding.

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

At the dates of issuance, the warrants issued with the Series G Preferred Stock had an initial fair value of $1,044,000 and was recorded as additional paid-in capital. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.13; an exercise price of $0.10; a 2 year term; risk free rate of return of 5.125%; dividend yield of 0%;and a volatility factor of 159%.

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

The holders of shares of Series G Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company at the annual rate of $0.40 per annum on each outstanding share of Series G Preferred Such dividends shall cumulate from the date issued and be paid when, as and if declared, annually on November 1st of each year commencing on November 1, 2006. As of December 31, 2007, stated dividends that are undeclared and unpaid on the Series G Preferred Stock total approximately $89,000. As of December 31, 2007, 111,391 shares of Series G Preferred Stock were outstanding

14.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2007, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $22,000,000, which expire in 2008 through 2027. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Imatron Transaction and in connection with the private placement of the Company’s common stock limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

The composition of deferred tax assets and the related tax effects at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating losses:
Domestic	$7,606	$5,835
Foreign	661	196
Stock option compensation	165	172
Accrued liabilities and reserves	192	198
Inventory basis difference	--	68
	8,624	6,469
Valuation allowance	(8,624)	(6,469)

Total deferred tax assets	$--	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2007		2006
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$2,645	34.0%	$2,321	34.0%
Expenses not deductible for tax purposes	(170)	(2.2)	(901)	(13.2)
Statutory rate difference – foreign subsidiary	(365)	(4.7)	(203)	(3.0)
Other	45	.6	(74)	(1.1)
Change in valuation allowance	(2,155)	(25.1)	(1,143)	(16.7)
	$--	--%	$--	--%

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. The Company has reviewed the status of possible tax uncertainties through 2007. The company’s review did not result in any uncertain tax positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies nor adopted any new tax positions during 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus. This review included the Company’s net deferred income tax assets and valuation allowance.

16.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement. The Company made no contributions in 2007 and 2006. The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were by the Company in 2007 or 2006.

17.	Related Party Transactions

Affiliated Companies

In September 2006, the Company sold a refurbished HZL PET Imaging machine to Imagin Nuclear Partners (“INP”), a wholly-owned subsidiary of Imagin Molecular Corporation, an affiliate of the Company. The sales price of the machine was $200,000. The Company also billed $18,000 for time and expense related to installation. For the year ended December 31, 2007, the Company billed INP $55,000 under a maintenance agreement for the machine.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

For the years ended December 31, 2007 and 2006, the Company recorded sales of parts and materials to NPMS of $80,000 and $180,000 respectively.

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and it’s Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors. During 2007 or 2006 the Company did not pay any bonus pursuant to the incentive compensation plan.

18.	Commitments and Contingencies

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

Royalty Agreements

The Company acquired the know-how and patent rights for Positron Imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.) Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology. In January 2008, the Company and the Clayton Foundation agreed to settle all outstanding royalty obligations for 1,296,108 shares of Positron common stock valued. As a result of the settlement with the Clayton Foundation, the Company recorded a reversal of royalty expense of approximately $67,000 for the year ended December 31, 2007. Royalty obligations amounting to approximately $311,000 and $373,000 were included in current liabilities at December 31, 2007 and 2006, respectively.

Lease Agreements

The Company operates in leased facilities under two separate operating leases, one of which is on a month-to-month basis and the other, for the IS2 facility in Canada, expires July 31, 2008. The rental rate for the month-to-month leased facilities was $8,800. Monthly rental charges for the IS2 facility were $8,300. The cost of leasing the Company’s operating facilities amounted to approximately $167,000 and$125,000 in 2007 and 2006, respectively.

At December 31, 2007, approximate future minimum rental payments under operating leases are as follows:

2008	$66,850
$66,850

Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance. The Company is currently not aware of any material litigation affecting the Company.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

19.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2007	2006
Numerator:
Basic and diluted net loss:	$(7,780)	$(6,586)

Denominator:
Denominator for basic earnings per share-weighted average shares	95,875	81,508
Effect of dilutive securities
Convertible Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted
Average shares and assumed conversions	95,875	81,508

Basic and diluted loss per common share	$(0.08)	$(0.08)

All common stock equivalents in the years ended December 31, 2007 and 2006 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities not included in net loss per share calculation (in thousands):

	2007	2006
Convertible Series A Preferred Stock	464	464
Convertible Series B Preferred Stock	592,611	573,986
Convertible Series G Preferred Stock	11,139	20,448
Stock Warrants	57,624	58,374
Stock Options	19,425	19,500
	681,263	672,772

20.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows (in thousands):

	2007	2006
United States
Revenues	$864	$1,295
Operating expenses	5,012	3,114
Net loss	(5,408)	(5,657)

Canada
Revenues	$2,445	$918
Operating expenses	2,581	1,489
Net loss	(2,372)	(929)

FY 2007	POSITRON CORPORATION	FORM 10-KSB

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2007 and 2006 the Company had a limited number of customers as follows:

	2007	2006

Number of customers	69	18
Customers accounting for more than 10% of revenues	--	--
Percent of revenues derived from largest customer	12%	9%
Percent of revenues derived from second largest customer	8%	8%

21.	Subsequent Events

Debenture conversions

On May 24, 2007 holders of convertible debentures issued by the Company executed a Notice of Conversion to convert $40,985 of debentures into Positron common shares. In accordance with the debenture agreement, the conversion price of $0.047 per share represents 55% of the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Based on the conversion price of $0.047, the debentures shall be converted to 872,052 shares of Positron Common Stock, par value $0.01 per share. However, the shares were not issued until January. 2008 and therefore the conversion is not reflected in the financial statements at December 31, 2007.

On February 15, 2008 holders of convertible debentures issued by the Company executed a Notice of Conversion to convert $5,500 of debentures into Positron common shares. In accordance with the debenture agreement, the conversion price of $0.022 per share represents 55% of the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Based on the conversion price of $0.022, the debentures shall be converted to 250,000 shares of Positron Common Stock, par value $0.01 per share.

Convertible Note Payable – Imagin

On April 10, 2008, the Company and its affiliate, Imagin Molecular Corporation (“IMGM”), formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 ( the “Note”). The Note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”). Upon a default of the Note or the Pledge, IMGM may sell the Pledged Shares to repay any and all amounts due under the Note.

FY 2007	POSITRON CORPORATION	FORM 10-KSB

EXHIBITS

10.3	Promissory Note in favor of Imagin Molecular Corporation dated April 10, 2008

10.4	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008.

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

10.3	Promissory Note in favor of Imagin Molecular Corporation dated April 10, 2008
10.4	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008.
31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith