Form 10-Q
period 2008-03-31
POSITRON CORP
filed 2008-05-20
CIK 844985

FORM 10-Q	MARCH 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Small Business Issuer as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1304 Langham Creek Drive, Suite 300, Houston, Texas	77084
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (281) 492-7100

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒          No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	116,240,384

Transitional Small Business Disclosure Format (check one):  Yes ☐          No ☒

FORM 10-Q	MARCH 31, 2008

POSITRON CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2008

Index
FORM 10-Q	MARCH 31, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$184	$192
Accounts receivable	180	222
Inventories	1,079	1,172
Due from affiliates	362	355
Prepaid expenses	97	106
Other current assets	31	24

Total current assets	1,933	2,071

Investment in Joint Venture	--	--
Property and equipment, net	54	56
Other assets	128	150
Total assets	$2,115	$2,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,147	$2,314
Customer deposits	468	397
Unearned revenue	126	90
Due to affiliates	1,755	1,346

Total current liabilities	4,496	4,147

Obligation under capital lease	--	13
Convertible notes payable, less discount of $1,163 and $1,165	206	135
Deposits of unissued securities	39	375
Derivative liabilities for convertible debentures	2,201	2,550

Total liabilities	6,942	7,220

Stockholders’ deficit: Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 and 464,319 shares issued and outstanding	458	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 6,088,611 shares issued and 5,926,111 outstanding	6,087	5,926
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 shares outstanding	29	29
Common Stock: $0.01 par value; 800,000,000 shares authorized; 114,490,384, and 102,555,302 shares outstanding	1,145	1,026
Additional paid-in capital	65,259	64,314
Other comprehensive loss	(86)	(82)
Accumulated deficit	(77,704)	(76,605)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(4,827)	(4,943)

Total liabilities and stockholders’ deficit	$2,115	$2,277

See accompanying notes

Index
FORM 10-Q	MARCH 31, 2008

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Sales	$426	$1,201

Costs of sales	548	822

Gross profit (loss)	(122)	379

Operating expenses:
Research and development	285	353
Selling and marketing	38	269
General and administrative	1,041	812

Total operating expenses	1,364	1,434

Loss from operations	(1,486)	(1,055)

Other income (expense)
Interest expense	(78)	(33)
Derivative gains (losses)	465	(34)
Equity in losses of joint ventures	--	(22)

Total other income (expense)	387	(89)

Loss before income taxes and majority interest	(1,099)	(1,144)

Majority interest in loss of subsidiary	--	25

Loss before income taxes	(1,099)	(1,119)

Income taxes	--	--

Net loss	$(1,099)	$(1,119)

Other comprehensive income
Foreign currency translation loss	(4)	(21)

Comprehensive loss	$(1,103)	$(1,140)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	106,428	87,083

Index
FORM 10-Q	MARCH 31, 2008

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(1,099)	$(1,119)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7	15
Amortization of loan costs, debt discount and beneficial conversion features	94	18
Stock based compensation	1	103
Gain (loss) on derivative liabilities	(464)	34
Common stock issued for services	425	90
Equity in losses of joint ventures	--	22
Majority interest in losses of consolidated subsidiary	--	(25)
Changes in operating assets and liabilities:
Accounts receivable	39	(32)
Inventory	56	49
Prepaid expenses	7	(49)
Other current assets	(8)	(3)
Accounts payable and accrued liabilities	83	(116)
Customer deposits	81	(115)
Unearned revenue	36	(28)

Net cash used in operating activities	(742)	(1,156)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(13)

Net cash used in investing activities	(3)	(13)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	410	--
Payments of notes payable	--	(512)
Proceeds from private placements	--	1,903
Payments for common stock	50	--
Payments for preferred stock	314	--
Capital lease payments	(18)	(1)
Repayments of advances to affiliated entities	5	131
Advance to affiliated entities	(14)	--

Net cash provided by financing activities	747	1,521

Effect of exchange rate changes on cash and cash equivalents	(10)	5

Net increase (decrease) in cash and cash equivalents	(8)	357

Cash and cash equivalents, beginning of period	192	115

Cash and cash equivalents, end of period	$184	$472
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$366	$--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$285	$--
Conversion of debentures to common stock	$46	$--
Conversion of accrued interest to convertible notes payable	$116	$--
Conversion of Series A Preferred Stock to common stock	$6	$--

See accompanying notes

Index
FORM 10-Q	MARCH 31, 2008

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2007, as reported in the Form 10-KSB, have been omitted.

For the three months ended March 31, 2008 and 2007, the financial statements include the transactions of Positron Corporation, and is wholly-owned subsidiary, Imaging Pet Technologies, Inc. (“IPT”). All Intercompany transactions and balances have been eliminated.

2.	Accounting Policies

Foreign Currency Translation

For the three months ended March 31, 2008 and 2007 the accounts of the Company’s subsidiary, IPT, were maintained, and its consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Index
FORM 10-Q	MARCH 31, 2008

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

Stock-Based Compensation

The Company accounts for its share based compensation expense in accordance with SFAS 123 (“SFAS 123R”), “Share-Based Payment”,   which requires companies to expense the fair value of employee stock options and similar awards.

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the three months ended March 31, 2008 and 2007, service costs charged to expense were $89,138 and $96,608, respectively. During the three months ended March 31, 2008 and 2007 the Company did not have any Posicam systems under warranty.  Warranty expense for Pulse CDC gamma systems sold by IPT was $25,819 and $40,567 for  the three months ended March 31, 2008 and 2007, respectively.

Index
FORM 10-Q	MARCH 31, 2008

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of Statement No. 157 does not materially impact the Company’s financial statements

New Accounting Pronouncements

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

Index
FORM 10-Q	MARCH 31, 2008

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, the Company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At March 31, 2008, the Company had an accumulated deficit of $77,704,000 and a stockholder’s deficit of $4,827,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the Company intends to significantly reduce, overall costs to manufacture and deliver PET systems. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales and service volumes.

The Company had cash and cash equivalents of $184,000 at March 31, 2008.  At the same date, the Company had accounts payable and accrued liabilities of $2,147,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index

FORM 10-Q	MARCH 31, 2008

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

 Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Since the fair value of the IPT reporting unit was derived from projected revenues associated solely with developed technologies, which were identified as intangible assets in the original purchase accounting allocation, the fair value of the reporting unit was hypothetically all allocated to developed technologies, with no remaining value to assign to goodwill.  Based on the Company’s annual review of goodwill in 2007, for the year ended December 31, 2007 Company recorded an impairment charge of $2,592,256, for the IPT reporting unit which represented the entire goodwill balance.

Index
FORM 10-Q	MARCH 31, 2008

5.	Quantum Molecular Technologies

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

6.	Inventories

Inventories at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	Dec. 31, 2007
Raw materials and service parts	$1,287	$1,004
Work in progress	185	379
	1,472	1,383
Less: Reserve for obsolete inventory	(393)	(211)
Total	$1,079	$1,172

Index
FORM 10-Q	MARCH 31, 2008

7.	Due from affiliates

Due from affiliates at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	Dec. 31, 2007
Imagin Diagnostic Centres, Inc.	$10	$11
Imagin Nuclear Partners, Inc.	313	320
Neusoft Positron Medical Systems Co., Ltd.	39	24
	$362	$355

8.	Investment in Joint Ventures

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.  For the three months ended March 31, 2008 and 2007, the JV Company had net losses of $292,000 and $382,000, respectively. For the three months ended March 31, 2007, the Company recorded losses related to its investment of $22,000. At March 31, 2008, the Company’s investment in NPMS was zero. The Company’s share of NPMS losses in excess of its investment approximates $420,000 as of March 31, 2008.

Index
FORM 10-Q	MARCH 31, 2008

9.	Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	Dec. 31, 2007
Furniture and fixtures	$130	$130
Computers and peripherals	91	89
Machinery and equipment	28	32
Subtotal	249	251
Less: accumulated depreciation	(195)	(195)
Total	$54	$56

10.	Other Assets

Other assets at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Intangible assets	42	45
Deferred loan costs	86	105

Total	$128	$150

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Trade accounts payable	$1,544	$1,529
Accrued royalties	229	311
Accrued interest	24	139
Sales taxes payable	103	103
Accrued compensation	93	63
Accrued property taxes	47	45
Accrued professional fees	57	25
Accrued warranty costs	50	84
Other	--	15

Total	$2,147	$2,314

Index
FORM 10-Q	MARCH 31, 2008

12.	Secured Convertible Notes Payable

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

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009.  Pursuant to the terms of the Agreements, the Company shall issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. The Registration Statement filed to register common stock issuable upon conversion of the Debentures had yet to be declared effective.  Accordingly, the Company has not received the third traunch of funding from the Investors.   Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and are being amortized over the maturity periods of the Debentures.

At the date of issuance, the beneficial conversion features had an estimated initial fair value of $2,268,000, of which $381,000 was recorded as a discount to the debt and $1,887,000 was immediately charged to derivative losses and recorded as a liability on the consolidated balance sheet. The estimated fair value of the beneficial conversion features was determined using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.125; risk free rate of return of 5.125%; dividend yield of  0%; the conversion price as defined in the debt agreement; 3 year term to maturity; and a volatility factor of 168%. The debt discount is being amortized over the term of the Convertible Debentures using the effective interest method.

On January 4, 2008 the Investors converted debentures in the amount of $40,986 into 872,052 shares of the Company’s common stock at a price of $0.047 per share.  Additionally, on March 6, 2008, the Investors converted debentures in the amount of $5,500 into 250,000 shares of common stock at a price of $0.022 per share. The conversions resulted in a reduction of $41,512 to the unamortized debt discount.

Index
FORM 10-Q	MARCH 31, 2008

At March 31, 2008, the beneficial conversion features had an estimated fair value of $1,916,535. In valuing the beneficial conversion features at March 31, 2008, the Company used the closing price of its common stock of $0.055, risk free rate of return of 2.125%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 121%. For the three months ended March 31, 2008 and 2007, the Company had derivative gains (losses) from the beneficial conversion features in the Convertible Debentures of $633,000 and ($34,000), respectively.

At the date of issuance, the warrants issued with the Convertible Debentures had an estimated initial fair value of $919,000 which was recorded as a discount to the debt.  The warrants were valued using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.125; an exercise price of $0.15; a 7 year term; risk free rate of return of 5.125%; dividend yield of 0%;and a volatility factor of 168%. The discount, which was recorded as an increase to additional paid-in capital, is being amortized over the term of the Convertible Notes using the effective interest method.

Accrued Interest Converted To Notes

On January 31, 2008, the Investors converted accrued interest of $115,900 related to the Debentures into three Callable Secured Convertible Notes (the “Notes”) with interest at the rate of 2% annually.  The Notes are convertible into shares of the Company’s Common Stock at the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%.

At the date of issuance, the beneficial conversion features had an estimated initial fair value of $284,589, of which $115,900 was recorded as a discount to the debt and $168,689 was immediately charged to derivative losses and recorded as a liability on the consolidated balance sheet. The estimated fair value of the beneficial conversion features was determined using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.065; risk free rate of return of 2.125%; dividend yield of  0%; the conversion price as defined in the debt agreement; 3 year term to maturity; and a volatility factor of 237%. The debt discount is being amortized over the term of the Convertible Debentures using the effective interest method.

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

During the three months ended March 31, 2008, IMGM advanced an additional $370,000 to the Company.  The Company and IMGM have yet to finalize the terms of the advances. At March 31, 2008 the total amount owed to IMGM was $1,716,000.

Index
FORM 10-Q	MARCH 31, 2008

13.	Preferred Stock

Series A Preferred

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

On March 6, 2008 a shareholder converted 6,720 shares of Series A Preferred Stock plus accrued interest into 16,922 shares of the Company’s common stock, par value $0.01 per share.  The fair market value of the common stock on the date of conversion was $0.05 per share. At March 31, 2008 there were 457,599 shares of Series A Preferred Stock were outstanding.

Series B Preferred

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of March 31, 2008 6,088,611 shares of Series B Preferred Stock were outstanding.

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

During the three months ended March 31, 2008, the Company issued 162,500 shares of its Series B Preferred Stock in a private placement to investors for $650,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.06; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 181%. The fair value of the warrants of $365,517 was recorded as an increase to Additional paid-in capital – stock warrants.

Index
FORM 10-Q	MARCH 31, 2008

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

On April 11, 2007, 93,091 shares of Series G Preferred were converted into 9,309,100 shares of Positron common stock.  As of March 31, 2008, 111,391 shares of Series G Preferred Stock remained outstanding.

14.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three month periods ended March 31, 2008 and 2007 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2008	March 30, 2007
Basic and diluted loss	$(1,099)	$(1,119)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	106,428	87,083

Basic and diluted loss per common share	$(0.01)	$(0.01)

Index
FORM 10-Q	MARCH 31, 2008

Anti-dilutive securities not included in net loss per share calculation) as of March 31, 2008 and 2007 (in thousands):

	2008	2007
Convertible Series A Preferred Stock	458	464
Convertible Series B Preferred Stock	608,861	573.986
Convertible Series G Preferred Stock	11,139	20,448
Stock Warrants	65,749	58,124
Stock Options	19,425	19,425
	705,632	672,447

15.	Stock Based Compensation

Total stock-based compensation expense related to currently outstanding options was approximately $1,000 and $103,000 for the three months ended March 31, 2008 and 2007, respectively.

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

The Company issued 8,500,000 and 1,000,000 shares of common stock to consultants under its stock incentive plans during the three months ended March 31, 2008 and 2007, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $425,000 and $90,000 during the three months ended March 31, 2008 and 2007, respectively.

16.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
United States
Revenues	$203	$226
Operating expenses	980	596
Net loss	(546)	(571)

Canada
Revenues	$223	$975
Operating expenses	384	838
Net loss	(553)	(548)

Index
FORM 10-Q	MARCH 31, 2008

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the three months ended March 31, 2008, the Company had a limited number of customers as follows:

Number of customers	40
Customers accounting for more than 10% of revenues	1
Percent of revenues derived from largest customer	36%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

Index
FORM 10-Q	MARCH 31, 2008

Neusoft Positron Medical Systems Co. Ltd.

The Company’s joint venture with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People's Republic of China ("Neusoft"), named Neusoft Positron Medical Systems Co., Ltd. ("NPMS"), is active in the development and manufacture of Positron Emission Tomography systems (PET), and an integrated X-ray Computed Tomography system (CT) and PET system (PET/CT).  These systems utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  POSICAMTM systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.  To date NPMS has not produced a PET or CT system for sale.  NPMS will be required to make a submission to the United States Food and Drug Administration for approval of its system modernization to the POSICAMTM systems.  The Company anticipates that the submission will be made late in 2008. FDA review time for similar submissions is typically four months.

Results of Operations

The consolidated results of operations for the three month periods ended March 31, 2008 and March 2007 included the results of Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”) and IPT’s wholly-owned subsidiary Quantum Molecular Technologies (“QMT”).  The Company acquired a 49.9% interest in IPT in May 2006 and the remaining 50.1% in January 2007.

Comparison of the Results of Operations for the Three Months ended March 31, 2008 and 2007

The Company experienced a net loss of $1,099,000 for the three months ended March 31, 2008 compared to a loss of $1,119,000 for the same quarter in 2007.  Although revenues decreased significantly for the three months ended March 31, 2008 compared to the same period in 2007, the net loss was comparable due to a significant derivative gain included in other income.

Revenues - Revenues for the three months ended March 31, 2008 were $426,000 as compared to $1,201,000 for the three months ended March 31, 2007.  The significant decrease is due primarily to a drop in sales of IPT gamma cameras.  The Company sold six (6) camera totaling $875,000 during the three months ended March 31, 2007 while for the same period in 2008, only one camera was sold with revenue recorded at $155,000.  The decrease in unit sales  is attributed to the late 2007 change in the Company’s sales and marketing efforts from a third party distribution model to an internal sales force and the time required to ramp up its efforts.  Service revenue for the three months ended March 31, 2008 and 2007 totaled $271,000 and $326,000, respectively.  The 17% drop is explained in large part by the non-renewal of service contracts by three of the Company’s customers. Those customers are now billed for time and materials on a per call basis.

The Company recorded gross loss for the three months ended March 31, 2008 of $122,000 and recorded gross profit of $379,000 for the same period in 2007. The current loss is due to the decrease in system revenues and the fact that fixed overhead was absorbed by the sale of only a single machine.

Operating Expenses - Operating expenses for the three months ended March 31, 2008 were $1,364,000 compared to$1,434,000 for the three months ended March 31, 2007.

Research and development costs for the three months ended March 31, 2008 were $285,000 compared to $353,000 for the three months ended March 30, 2007.  For the three months ended March 31, 2008, IPT’s wholly-owned subsidiary, QMT, had research expenses of $11,000 compared to $175,000 during the three months ended March 31, 2007.  Research have decreased upon the successful completion of the Company’s Phase I development of its solid state photo detector with Kotura, Inc. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.

Index
FORM 10-Q	MARCH 31, 2008

Sales and marketing expense for the three months ended March 31, 2008 decreased to $38,000 from $269,000 for the same period in 2007.  IPT’s sales and marketing expenses were $19,000 and $260,000 for the three months ended March 31, 2008 and 2007, respectively. The Company has significantly reduced sales and marketing costs at IPT  by shifting costs to the parent company, Positron, as the Company integrates its sales and marketing efforts as one medical imaging company in preparation of the late 2008 availability of its PET device.

General and administrative expenses during the three months ended March 31, 2008 were $1,041,000 as compared $812,000 during the same period in 2007. The Company also recorded consulting fees by issuing common stock for services performed in the amount of $425,000 for the three months ended March 31, 2008 as compared to $90,000 for the three months ended March 31, 2007.

Other Income (Expenses) - Interest expense of $78,000 for the three months ended March 31, 2008 was an increase of $45,000 over interest expense recorded during the same period in 2007. The increase  related to the amortization of debt discount for the convertible debentures.  Interest expense related to the debt discount was $71,000 in the first quarter of 2008 compared to $14,000 for the same quarter in 2007.  The Company also recorded derivative gains of $465,000 for the three months ended March 31, 2008 and derivative losses of $34,000 for the three months ended March 31, 2007. Derivative gains, which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Reduction in both the Company’s stock price and the volatility of the stock price yielded a significantly lower fair market value of the conversion features thus reducing the derivative liability.  For the three months ended March 30, 2007, the Company recorded equity in the losses of joint ventures including NPMS of $22,000. No loss was recorded during the three months ended March 31, 2008 as the investment in NPMS had been written down to zero under the equity method of accounting during the first quarter of 2007.

Liquidity and Capital Reserves

At March 31, 2008, the Company had current assets of $1,933,000 and current liabilities of $4,496,000 compared to December 31, 2007 when the Company had current assets and current liabilities of $2,071,000 and $4,147,000, respectively.  The increase in current liabilities over December 31, 2007 is due to additional funds of $370,000 advanced to the Company by Imagin Molecular Corporation (“IMGM”), a related party. In addition to these funds, the Company owes IMGM $1,346,000 from advance made during the year ended December 31, 2007. The Company and IMGM executed a note payable for $1,346,000 on April 10, 2008, which accrues interest at 8% and is due on December 31, 2008.

Cash and cash equivalents at March 31, 2008 were $184,000 and accounts receivable were $180,000.

Net cash used in operating activities was $742,000 and $1,156,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease is attributable in large part to decreases in both research and development and selling expenses at IPT.

Net cash provided by financing activities were $747,000 and $1,903,000 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007 the Company raised $1,903,000 from a private placement of its Series B Preferred Shares and paid $512,000 to  Imagin Diagnostic Centres, a related party, for amounts advanced to Quantum Molecular Technologies. During the three months ended March 31, 2008 the Company issued Series B Preferred Shares for $650,000, of which $336,000 was received in 2007 while $314,000 was received during the first quarter of 2008. The Company also issued common stock to unrelated investors for $50,000.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $77,704,000 at March 31, 2008.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and the service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

Index
FORM 10-Q	MARCH 31, 2008

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

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its operations in Canada and the Peoples Republic of China, the Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not anticipate that these risks will adversely affect the Company’s operations.  Accordingly, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

ITEM 4 – CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Index
FORM 10-Q	MARCH 31, 2008

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

(a)	Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Index
FORM 10-Q	MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 20, 2008	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: May 20, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer