Form 10-Q
period 2008-06-30
POSITRON CORP
filed 2008-08-19
CIK 844985

FORM 10-Q	JUNE 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                                                        to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1304 Langham Creek Drive, Suite 300,	77084
Houston, Texas
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (281) 492-7100

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                       No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	116,240,384

Transitional Small Business Disclosure Format (check one):  Yes   ☐          No ☒

FORM 10-Q	JUNE 30, 2008

POSITRON CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2008

FORM 10-Q	JUNE 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27	$192
Accounts receivable	261	222
Inventories	1,341	1,172
Due from affiliates	176	355
Prepaid expenses	88	106
Other current assets	25	24

Total current assets	1,918	2,071

Property and equipment, net	51	56
Goodwill	3,265	--
Other assets	113	150
Total assets	$5,347	$2,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,300	$2,314
Customer deposits	262	397
Unearned revenue	874	90
Due to related parties	2,519	1,346
Purchase price payable - acquisition	2,540	--

Total current liabilities	8,495	4,147

Obligation under capital lease	--	13
Convertible notes payable, less discount of $1,061 and $1,165	261	135
Deposits of unissued securities	--	375
Derivative liabilities for convertible debentures	3,348	2,550

Total liabilities	12,104	7,220

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 and 464,319 shares issued and outstanding	458	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 6,088,611 shares issued and 5,926,111 outstanding	6,088	5,926
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 shares outstanding	29	29

Common Stock: $0.01 par value; 800,000,000 shares authorized; 116,240,384, and 102,555,302 shares outstanding	1,162	1,026
Additional paid-in capital	65,322	64,314
Other comprehensive loss	(80)	(82)
Accumulated deficit	(79,721)	(76,605)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(6,757)	(4,943)

Total liabilities and stockholders’ deficit	$5,347	$2,277

See accompanying notes

FORM 10-Q	JUNE 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:	$767	$869 --	$1,193	$2,070

Costs of revenues:	546	623	1,094	1,445

Gross profit	221	246	99	625

Operating expenses:
Research and development	403	451	688	804
Selling and marketing	50	317	88	586
General and administrative	507	570	1,548	1,382

Total operating expenses	960	1,338	2,324	2,772

Loss from operations	(739)	(1,092)	(2,225)	(2,147)

Other income (expense)
Interest Income	1	4	1	4
Interest expense	(132)	(41)	(210)	(73)
Derivative gains (losses)	(1,147)	22	(682)	(12)
Equity in loss of joint venture	--	--	--	(23)

Total other income (expense)	(1,278)	(15)	(891)	(104)

Loss before income taxes and majority interest	(2,017)	(1,107)	(3,116)	(2,251)

Majority interest in loss of subsidiary	--	--	--	25

Loss before income taxes	(2,017)	(1,107)	(3,116)	(2,226)

Income taxes	--	--	--	--

Net loss	$(2,017)	$(1,107)	$(3,116)	$(2,226)

Other comprehensive income foreign currency translation loss	6	(197)	2	(218)

Comprehensive loss	$(2,011)	$(1,304)	$(3,114)	$(2,444)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	116,076	95,896	111,251	91,513

FORM 10-Q	JUNE 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net loss	$(3,116)	$(2,226)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13	115
Amortization of loan costs, debt discount and beneficial conversion features	215	71
Stock based compensation	2	206
Loss on derivative liabilities	682	12
Common stock issued for services	500	134
Equity in losses of joint ventures	--	23
Majority interest in losses of consolidated subsidiary	--	(25)
Changes in operating assets and liabilities:
Accounts receivable	(21)	70
Inventory	174	93
Prepaid expenses	16	14
Other current assets	(1)	14
Accounts payable and accrued liabilities	(96)	(166)
Customer deposits	(128)	27
Unearned revenue	(3)	(64)

Net cash used in operating activities	(1,763)	(1,702)

Cash flows from investing activities:
Payment of acquisition costs	(60)	--
Purchase of property and equipment	(4)	(43)
Purchase of intangible assets	--	(52)

Net cash used in investing activities	(64)	(95)

Cash flows from financing activities:
Proceeds from notes payable to an affiliated entity	859	--
Advance from related party	315	--
Proceeds from private placements	--	2,153
Payments for common stock	50	--
Payments for preferred stock	275	--
Capital lease payments	(18)	(4)
Repayments of advances to affiliated entities	178	117
Advance to affiliated entities	--	(391)

Net cash provided by financing activities	1,659	1,875

Effect of exchange rate changes on cash and cash equivalents	3	(20)

Net increase (decrease) in cash and cash equivalents	(165)	58

Cash and cash equivalents, beginning of period	192	115

Cash and cash equivalents, end of period	$27	$173
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$366	$--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$285	$--
Conversion of debentures to common stock	$51	$--
Conversion of accrued interest to convertible notes payable	$116	$--
Conversion of Series A Preferred Stock to common stock	$6	$--
Debt recorded for purchase price for Dose Shield acquisition	$2,540	$--

See accompanying notes

FORM 10-Q	JUNE 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three months ended June 30, 2008 and 2007, the financial statements include the transactions of Positron Corporation, and its wholly-owned subsidiaries, Imaging Pet Technologies, Inc. (“IPT”) and Positron Pharmaceuticals Company (“Positron Pharma”). All Intercompany transactions and balances have been eliminated.

2.	Accounting Policies

Foreign Currency Translation

For the three months ended June 30, 2008 and 2007 the accounts of the Company’s subsidiary, IPT, were maintained, and its consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

FORM 10-Q	JUNE 30, 2008

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

Revenue Recognition

Revenues from POSICAMTM system contracts, IPT’s PulseCDC™ compact digital cardiac camera (sold under the IS2 brand name), Nuclear Pharm-Assist system (sold by Positron Pharmaceuticals Company) and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

Stock-Based Compensation

The Company accounts for its share based compensation expense in accordance with SFAS 123(R) (“SFAS 123R”), “Share-Based Payment”,   which requires companies to expense the fair value of employee stock options and similar awards.

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the six months ended June 30, 2008 and 2007, service costs charged to expense were $238,531 and $230,810, respectively. During the six months ended June 30, 2008 and 2007 the Company did not have any Posicam systems under warranty.  Warranty expense for Pulse CDC gamma systems sold by IPT was $7,990 and $65,254 for the six months ended June 30, 2008 and 2007, respectively.

FORM 10-Q	JUNE 30, 2008

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

In September 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 were adopted in the first quarter of 2007 and did not have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of Statement No.157 does not materially impact the Company’s financial statements

Recent Accounting Pronouncements

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

FORM 10-Q	JUNE 30, 2008

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, the Company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At June 30, 2008, the Company had an accumulated deficit of $79,721,000 and a stockholder’s deficit of $6,757,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the Company intends to significantly reduce, overall costs to manufacture and deliver PET systems..  Additionally, the Company expects increased revenue from its wholly-owned subsidiary Positron Pharmaceuticals Company.  The subsidiary acquired Dose Shield Corporation and now manufactures and distributes the Nuclear Pharm-Assist™ system (see Note 5 below).

The Company had cash and cash equivalents of $27,000 at June 30, 2008.  At the same date, the Company had accounts payable and accrued liabilities of $2,300,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-Q	JUNE 30, 2008

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

FORM 10-Q	JUNE 30, 2008

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Since the fair value of the IPT reporting unit was derived from projected revenues associated solely with developed technologies, which were identified as intangible assets in the original purchase accounting allocation, the fair value of the reporting unit was hypothetically all allocated to developed technologies, with no remaining value to assign to goodwill.  Based on the Company’s annual review of goodwill for the year ended December 31, 2007, the Company recorded an impairment charge of $2,592,256, for the IPT reporting unit which represented the entire goodwill balance.

5.	Positron Pharmaceuticals Company – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 payable, at the closing and the balance due on December 31, 2008, unless extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred.

The assets acquired and liabilities assumed included accounts receivable and deferred revenues from sales contracts that were executed by Dose Shield’s majority shareholder NukeMed Corporation.  NukeMed, acting as Dose Shield’s sales and marketing agent, entered into several sales agreements for Nuclear Pharm -Assist™ systems.  The agreements and all obligations were assigned to Positron Pharmaceuticals Company in the Acquisition.   The Nuclear Pharm-Assist™ system is designed to support the staff of nuclear medicine departments and nuclear pharmacies.  The Nuclear Pharm -Assist™ compounds kits, fills vials and syringes, assays vials and syringes and dispenses vial and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

FORM 10-Q	JUNE 30, 2008

The cost of the Acquisition was allocated to the assets acquired and liabilities assumed from Dose Shield and NukeMed based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill.  The contingent payment of 40,000,000 shares of common stock will be recorded as additional goodwill at the time the contingency is resolved.  The earn out payments would be recognized as compensation expense when and if earned.  As the estimated fair values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the final reconciliation and valuation of tangible assets and the Company incurring direct acquisition costs in connection with this transaction.  The valuations will be finalized within 12 months of the close of the acquisition.  Any changes to the preliminary valuation, including contingent payments, may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

As of June 5, 2008
Assets Acquired
Trade accounts receivables	$23
Inventory	374
Trademarks	6
Goodwill	3,265
Total Assets Acquired	3,668
Liabilities Assumed
Accounts payable and accrued expenses including direct costs of acquisition	282
Unearned revenues	786
Total Liabilities Assumed	1,068
Purchase Price	$2,600

If the acquisition had occurred at the beginning of the period, net sales for the six months ended June 30, 2008 would have been $1,239,000. Net loss for the six months would have been $3,420,000, and loss per share would have been $.02 per share.

In addition, John Zehner, Dose Shield’s former principal shareholder and executive officer executed a three year employment agreement with the Registrant to serve as president of Positron Pharmaceuticals.  Mr. Zehner’s employment is for three years with a base salary of $100,000 per year, with the Registrant’s option to increase the base salary to $150,000 in the event it has received appropriate funding.

6.	Quantum Molecular Technologies

On December 28, 2005, the Company entered into a Memorandum of Understanding with Imagin Diagnostic Centres, Inc. (“IMAGIN”) and Quantum Molecular Pharmaceutical, Inc. ("QMP"), a Canadian company and majority-owned subsidiary of IMAGIN.  The Memorandum provides that the parties form a joint venture to be called Quantum Molecular Technologies JV (the “QMT JV”).  Initially, the joint venture would be owned 20%, 29% and 51% by the Company, IMAGIN and QMP, respectively.  The Company had the right to increase its interest in the joint venture to a maximum of 51% by the issuance to QMP of up to 150 million shares of the Company's common stock.  In consideration for the Company's 20% interest in the joint venture, the Company was obligated to loan to the joint venture sufficient funds, in the form of senior debt, to meet the joint venture's capital requirements as determined by the Company.  In turn, IMAGIN and QMP had committed to purchase up to $4 million in preferred equity in the Company.

FORM 10-Q	JUNE 30, 2008

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

7.	Inventories

Inventories at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	Dec. 31, 2007
Raw materials and service parts	$987	$1,004
Work in progress	523	379
	1,510	1,383
Less: Reserve for obsolete inventory	(169)	(211)
Total	$1,341	$1,172

8.	Due from affiliates

Due from affiliates at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	Dec. 31, 2007
Imagin Diagnostic Centres, Inc.	$11	$11
Imagin Nuclear Partners, Inc.	156	320
Neusoft Positron Medical Systems Co., Ltd.	9	24
	$176	$355

FORM 10-Q	JUNE 30, 2008

9.	Investment in Joint Ventures

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.  For the six months ended June 30, 2008 and 2007, the JV Company had net losses of $585,000 and $597,000, respectively. For the six months ended June 30, 2007, the Company recorded losses related to its investment of $23,000. At June 30, 2008, the Company’s investment in NPMS was zero. The Company’s share of NPMS losses in excess of its investment approximates $713,000 as of June 30, 2008.

10.	Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	Dec. 31, 2007
Furniture and fixtures	$130	$130
Computers and peripherals	92	89
Machinery and equipment	28	32
Subtotal	250	251
Less: accumulated depreciation	(199)	(195)
Total	$51	$56

FORM 10-Q	JUNE 30, 2008

11.	Other Assets

Other assets at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Intangible assets	45	45
Deferred loan costs	68	105

Total	$113	$150

12.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Trade accounts payable	$1,704	$1,529
Accrued royalties	235	311
Accrued interest	24	139
Sales taxes payable	104	103
Accrued compensation	74	63
Accrued property taxes	48	45
Accrued professional fees	63	25
Accrued warranty costs	48	84
Other	--	15

Total	$2,300	$2,314

13.	Secured Convertible Notes Payable

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

FORM 10-Q	JUNE 30, 2008

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

On January 4, 2008 the Investors converted debentures in the amount of $40,986 into 872,052 shares of the Company’s common stock at a price of $0.047 per share.  On March 6, 2008, the Investors converted debentures in the amount of $5,500 into 250,000 shares of common stock at a price of $0.022 per share. Additionally, on April 1, 2008, the Investors converted debentures in the amount of $5,500 into 250,000 shares of common stock at a price of $0.022 per share. The conversions resulted in a reduction of approximately $44,000 to the unamortized debt discount.

At June 30, 2008, the beneficial conversion features had an estimated fair value of $2,957,000. In valuing the beneficial conversion features at June 30, 2008, the Company used the closing price of its common stock of $0.084, risk free rate of return of 2.75%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 128%. For the three months ended June 30, 2008 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $1,040,000, and for the three months ended June 30, 2007 recorded derivative gains of and $22,000. For the six months ended June 30, 2008 and 2007, the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $406,000 and $12,000, respectively.

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

FORM 10-Q	JUNE 30, 2008

At June 30, 2008, the beneficial conversion features had an estimated fair value of $391,000. In valuing the beneficial conversion features at June 30, 2008, the Company used the closing price of its common stock of $0.084, risk free rate of return of 4.875%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 227%. For the three and six months ended June 30, 2008 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $107,000 and $276,000, respectively.

Amounts Due to Related Parties

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. During the six months ended June 30, 2008, IMGM advanced an additional $835,000 to the Company. Positron’s President and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of IMGM. On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 ( the “Note”). The Note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  On August 18, 2008, the advances totaling $835,000 were also formalized into a promissory note, with interest at 8%, due on December 31, 2008. The August 18, 2008 note is also secured by the Pledged Shares. Upon a default of either promissory note or the Pledge, IMGM may sell the Pledged Shares to repay any and all amounts due under the Note and/or the August 18, 2008 Note.  Accrued interest on the Notes at June 30, 2008 is $23,000.  The total due to IMGM for the notes and accrued interest at June 30, 2008 is $2,204,896.

During the six months ended June 30, 2008, the Company borrowed a total of $315,000 from Solaris Opportunity Fund, L.P. (“Solaris”) and Solaris Opportunity Fund Management, LLC.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman of Positron.  All amounts remain outstanding at June 30, 2008.

14.	Preferred Stock

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

FORM 10-Q	JUNE 30, 2008

On March 6, 2008 a shareholder converted 6,720 shares of Series A Preferred Stock plus accrued interest into 16,922 shares of the Company’s common stock, par value $0.01 per share.  The fair market value of the common stock on the date of conversion was $0.05 per share. At June 30, 2008 there were 457,599 shares of Series A Preferred Stock were outstanding.

Series B Preferred

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of June 30, 2008 6,088,611 shares of Series B Preferred Stock were outstanding.

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

During the six months ended June 30, 2008, the Company issued 162,500 shares of its Series B Preferred Stock in a private placement to investors for $650,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.06; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 181%. The fair value of the warrants of $365,517 was recorded as an increase to Additional paid-in capital – stock warrants.

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

FORM 10-Q	JUNE 30, 2008

On April 11, 2007, 93,091 shares of Series G Preferred were converted into 9,309,100 shares of Positron common stock.  As of June 30, 2008, 111,391 shares of Series G Preferred Stock remained outstanding.

15.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six month periods ended June 30, 2008 and 2007 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(2,017)	$(1,107)	$(3,116)	$(2,226)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	116,076	95,896	111,251	91,513

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

FORM 10-Q	JUNE 30, 2008

Anti-dilutive securities not included in net loss per share calculation as of June 30, 2008 and 2007 (in thousands):

	2008	2007
Convertible Series A Preferred Stock	458	464
Convertible Series B Preferred Stock	608,861	573.986
Convertible Series G Preferred Stock	11,139	20,448
Stock Warrants	65,749	58,124
Stock Options	19,425	19,425
	705,632	672,447

16.	Stock Based Compensation

Total stock-based compensation expense related to currently outstanding options was approximately $2,000 and $206,000 for the six months ended June 30, 2008 and 2007, respectively.  For the three months ending June 30, 2008 and 2007, stock-based compensation expense was $1,000 and $103,000, respectively.

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

The Company issued 10,000,000 and 1,438,000 shares of common stock to consultants under its stock incentive plans during the six months ended June 30, 2008 and 2007, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $500,000 and $133,800 during the six months ended June 30, 2008 and 2007, respectively.  For the three months six months ended June 30, 2008 and 2007, the Company issued 1,500,000 and 438,000 shares of common stock, respectively, to consultants under its stock incentive plans. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $75,000 and $43,800 during the six months ended June 30, 2008 and 2007, respectively.

16.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands, except per share data)
United States
Revenues	$204	$212	$407	$438
Operating expenses	673	532	1,653	1,128
Net loss	(1,906)	(475)	(2,452)	(1,046)

Canada
Revenues	$563	$657	$786	$1,632
Operating expenses	287	806	671	1,644
Net loss	(111)	(632)	(664)	(1,180)

FORM 10-Q	JUNE 30, 2008

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the six months ended June 30, 2008, the Company had a limited number of customers as follows:

Number of customers	51
Customers accounting for more than 10% of revenues	4
Percent of revenues derived from largest customer	13%

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

FORM 10-Q	JUNE 30, 2008

Positron Pharmaceuticals Company – Dose Shield Acquisition

On June 5, 2008, the Registrant, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 payable, at the closing and the balance due on December 31, 2008, unless extended for one year with interest at the rate of 8%; earn out payments through December 31, 2008 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000; advances in the Company equal to $450,000, payable in the minimum monthly amount of $150,000, and royalties equal to 1.5% of net revenues generated from sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing.

The assets acquired included and liabilities assumed included accounts receivable and deferred revenues from sales contracts that were executed by Dose Shield’s majority shareholder NukeMed Corporation.  NukeMed, acting as Dose Shield’s sales and marketing agent, entered into several sales agreements for Nuclear Pharm -Assist™ systems.  The agreements and all obligations were assigned to Positron Pharmaceuticals Company in the Acquisition.   The Nuclear Pharm-Assist™ system is designed to support the staff of Nuclear Medicine Departments and Nuclear Pharmacies. The Nuclear Pharm -Assist™ compounds kits, fills vials and syringes, assays vials and syringes and dispenses vial and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

The cost of the Acquisition was allocated to the assets acquired and liabilities assumed from Dose Shield based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill.  The contingent payment of 40,000,000 shares of common stock will be recorded as additional goodwill at the time the contingency is resolved.  The earn out payments would be recognized as compensation expense when and if earned. As the estimated fair values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the final reconciliation and valuation of tangible assets and the Company incurring direct acquisition costs in connection with this transaction.  The valuations will be finalized within 12 months of the close of the acquisition.  Any changes to the preliminary valuation, including contingent payments, may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

Results of Operations

The consolidated results of operations for the three and six month periods ended June 30, 2008 and  2007 included the results of Positron Corporation and its wholly-owned subsidiaries Imaging Pet Technologies (“IPT”) and Positron Pharmaceuticals Company.

FORM 10-Q	JUNE 30, 2008

Comparison of the Results of Operations for the Three Months ended June 30, 2008 and 2007

The Company experienced a net loss of $2,017,000 for the three months ended June 30, 2008 compared to a loss of $1,107,000 for the same period in 2007.  The significantly larger net loss for the three months ended June 30, 2008 is due primarily to derivative losses included in other income.

Revenues - Revenues for the three months ended June 30, 2008 were $767,000 as compared to $869,000 for the three months ended June 30, 2007.  The decrease is due in part to a drop in sales of IPT gamma cameras attributable to the late 2007 change in the Company’s sales and marketing efforts from a third party distribution model to an internal sales force and the time required to ramp up its efforts.  Service revenue for the three months ended June 30, 2008 and 2007 totaled $310,000 and $415,000, respectively.  The 34% decrease is explained in large part by the non-renewal of HZL PET system service contracts by three of the Company’s customers. Those customers are now billed for time and materials on a per call basis.  In addition there was significantly less service revenue from gamma cameras during the quarter.

The Company recorded gross profit for the three months ended June 30, 2008 of $221,000 or 29% compared to gross profit of $246,000 or 28% for the same period in 2007.

Operating Expenses - Operating expenses for the three months ended June 30, 2008 were $960,000 compared to $1,338,000 for the three months ended June 30, 2007.

Research and development costs for the three months ended June 30, 2008 were $403,000 compared to $451,000 for the three months ended June 30, 2007.  For the three months ended June 30, 2008, IPT’s wholly-owned subsidiary, QMT, had research expenses of $28,000 compared to $157,000 during the three months ended June 30, 2007.  Research expenditures have decreased upon the successful completion of the Company’s Phase I development of its solid state photo detector with Kotura, Inc. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.

Sales and marketing expense for the three months ended June 30, 2008 decreased to $50,000 from $317,000 for the same period in 2007. The Company has significantly reduced sales and marketing costs at IPT by shifting costs to the parent company, Positron, as the Company integrates its sales and marketing efforts as one medical imaging company in preparation of the late 2008 availability of its PET device.

General and administrative expenses during the three months ended June 30, 2008 were $507,000 as compared $570,000 during the same period in 2007. The Company significantly reduced costs at IPT where general and administrative costs decreased from $355,000 to $137,000 for the three months ended June 30, 2008 and 2007, respectively. In addition, stock based compensation which is a component of general and administrative expenses, was $1,000 for the three months ended June 30, 2008 as compared to $103,000 for the same period in 2007.

Other Income (Expenses) - Interest expense of $132,000 for the three months ended June 30, 2008 was an increase of $91,000 over interest expense recorded during the same period in 2007. The increase  related to the amortization of debt discount for the convertible debentures.  Interest expense related to the debt discount was $102,000 during the quarter ended June 30, 2008 compared to $12,000 for the same period in 2007.  The Company recorded derivative losses of $1,147,000 for the three months ended June 30, 2008 and derivative gains of $22,000 for the three months ended June 30, 2007. Derivative gains (losses), which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, an increase of the Company’s stock price at June 30, 2008 yielded a significantly higher fair market value of the conversion features resulting in an increase to the derivative liability.

FORM 10-Q	JUNE 30, 2008

Comparison of the Results of Operations for the Six Months ended June 30, 2008 and 2007

The Company experienced a net loss of $3,116,000 for the six months ended June 30, 2008 compared to a loss of $2,226,000 for the same period in 2007.  The significantly larger net loss for the six months ended June 30, 2008 is due primarily to derivative losses included in other income.

Revenues - Revenues for the six months ended June 30, 2008 were $1,193,000 as compared to $2,070,000 for the six months ended June 30, 2007.  The decrease is due in large part to a drop in sales of IPT gamma cameras. During the six months ended June 30, 2008 the Company sold four (4) units as compared to ten (10) during the same period in 2007. The decrease in unit sales  is attributed to the late 2007 change in the Company’s sales and marketing efforts from a third party distribution model to an internal sales force and the time required to ramp up its efforts.  Service revenue for the six months ended June 30, 2008 and 2007 totaled $579,000 and $640,000, respectively.  The decrease in service revenue is due in part to the non-renewal of HZL PET system service contracts by three of the Company’s customers. Those customers are now billed for time and materials on a per call basis.  In addition there was significantly less service revenue from gamma cameras during the quarter.

Operating Expenses - Operating expenses for the six months ended June 30, 2008 were $2,324,000 compared to $2,772,000 for the six months ended June 30, 2007.

Research and development costs for the three months ended June 30, 2008 were $688,000 compared to $804,000 for the three months ended June 30, 2007.  For the three months ended June 30, 2008, IPT’s wholly-owned subsidiary, QMT, had research expenses of $37,000 compared to $332,000 during the six months ended June 30, 2007.  Research expenditures have decreased upon the successful completion of the Company’s Phase I development of its solid state photo detector with Kotura, Inc. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.

Sales and marketing expense for the six months ended June 30, 2008 decreased to $88,000 from $586,000 for the same period in 2007. The decrease is the result of the Company’s reduction of sales and marketing expenses at IPT.

General and administrative expenses during the six months ended June 30, 2008 were $1,548,000 as compared $1,382,000 during the same period in 2007. The Company significantly reduced costs at IPT where general and administrative costs decreased from $704,000 to $381,000 for the six months ended June 30, 2008 and 2007, respectively. In addition, stock based compensation which is a component of general and administrative expenses, was $2,000 for the three months ended June 30, 2008 as compared to $203,000 for the same period in 2007. These decreases were offset by $500,000 of common stock issued to consultants for services during the six months ended June 30, 2008

Other Income (Expenses) - Interest expense of $210,000 for the six months ended June 30, 2008 was an increase of $137,000 over interest expense of 73,000 recorded during the same period in 2007. The increase related to the amortization of debt discount for the convertible debentures. The Company recorded derivative losses of $682,000 for the six months ended June 30, 2008 compared to $12,000 for the six months ended June 30, 2007. Derivative gains, which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, an increase of the Company’s stock price at June 30, 2008 yielded a significantly higher fair market value of the conversion features resulting in an increase to the derivative liability.

Liquidity and Capital Reserves

At June 30, 2008, the Company had current assets of $1,918,000 and current liabilities of $8,495,000 compared to December 31, 2007 when the Company had current assets and current liabilities of $2,071,000 and $4,147,000, respectively.  The increase in current liabilities over December 31, 2007 is due in large part to the note payable due for the acquisition of Positron Pharmaceuticals. The note is payable in 40,000,000 shares of the Company’s common stock and $540,000 in cash. The Company and IMGM executed a note payable for $1,346,000 on April 10, 2008, for amounts advanced during 2007. The note accrues interest at 8% and is due on December 31, 2008. During the six months ended June 30, 2008, Positron borrowed an additional $835,000 from Imagin Molecular Corporation (“IMGM”), a related party, bringing the total due IMGM to $2,205,000 including interest.. On August 18, 2008, those advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008. Both notes are secured by a pledge of 100,000,000 shares of Positron’s common stock.

FORM 10-Q	JUNE 30, 2008

Cash and cash equivalents at June 30, 2008 were $27,000 and accounts receivable were $261,000.

Net cash used in operating activities was $1,763,000 and $1,702,000 for the six months ended June 30, 2008 and 2007, respectively.

Net cash used in investing activities were $64,000 and $95,000 for the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008 the Company used $60,000 to fund acquisition costs of the Positron Pharmaceuticals Company (Dose Shield) acquisition.

Net cash provided by financing activities was $1,659,000 and $1,875,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 the Company borrowed $1,174,000 from related parties and affiliated companies and also raised $325,000 from investors by issuing common and preferred shares. During the six months ended June 30, 2007 the Company raised $2,153,000 from a private placement of its Series B Preferred Shares.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $79,721,000 at June 30, 2008.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and the service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

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

FORM 10-Q	JUNE 30, 2008

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II OTHER INFORMATION

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

On August 18, 2008 , the Company formalized advances in the amount of $835,000 made from its affiliate Imagin Molecular Corporation (“Imagin”).  The Company executed a promissory note in favor of Imagin for the full amount of the advances, with interest at the rate of eight percent (8%) per annum, due on December 31, 2008 (“Note 2”).  The Note is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001 per share (the “Pledged Shares”) in accordance with the provisions of an addendum (the “Addendum”) to a Stock Pledge Agreement entered into between the Company and Imagin on April 10, 2008 (the “Pledge”) also pledged as security for a promissory note made in favor of Imagin on that date in the amount of $1,346,000 (“Note 1”).  Upon a default of Note 1, Note 2 or the Pledge, the Company may sell the Pledged Shares to repay any and all amounts due under Note 1 and/or Note 2.

FORM 10-Q	JUNE 30, 2008

ITEM 6 – EXHIBITS

(a)	Exhibit Index

Exhibit Description of the Exhibit

10.1	Promissory Note by Positron Corporation dated August 18, 2008

10.2	Stock Pledge Agreement by Positron Corporation dated A ugust 18, 2008

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: August 19, 2008	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: August 19, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer