Form 10-Q
period 2008-09-30
POSITRON CORP
filed 2008-11-19
CIK 844985

FORM 10-Q	SEPTEMBER 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to _________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	156,240,384

Transitional Small Business Disclosure Format (check one):  Yes   ☐          No ☒

FORM 10-Q	SEPTEMBER 30, 2008

POSITRON CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

FORM 10-Q	SEPTEMBER 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29	$192
Accounts receivable	258	222
Inventories	1,706	1,172
Due from affiliates	139	355
Prepaid expenses	72	106
Other current assets	28	24

Total current assets	2,232	2,071

Property and equipment, net	49	56
Intangible assets from acquisition	3,265	--
Other assets	91	150
Total assets	$5,637	$2,277

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,539	$2,314
Convertible notes payable, less discount of $ 809	398	--
Customer deposits	368	397
Unearned revenue	812	90
Due to related parties	3,144	1,346
Purchase price payable - acquisition	540	--

Total current liabilities	7,801	4,147

Obligation under capital lease	--	13
Convertible notes payable, less discount of $107 and $1,165	8	135
Deposits for unissued securities	379	375
Derivative liabilities for convertible debentures	2,472	2,550

Total liabilities	10,660	7,220

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 and 464,319 shares issued and outstanding	458	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable 9,000,000 shares authorized; 6,088,611 shares issued and 5,926,111 outstanding	6,088	5,926
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 111,391 shares outstanding	29	29

Common Stock: $0.01 par value; 800,000,000 shares authorized; 156,240,384, and 102,555,302 shares outstanding	1,562	1,026
Additional paid-in capital	66,923	64,314
Other comprehensive loss	(82)	(82)
Accumulated deficit	(79,986)	(76,605)
Treasury Stock: 60,156 common shares at cost	(15)	(15)

Total stockholders’ deficit	(5,023)	(4,943)

Total liabilities and stockholders’ deficit	$5,637	$2,277

See accompanying notes

FORM 10-Q	SEPTEMBER 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:	$384	$570	$1,577	$2,640

Costs of revenues:	388	449	1,482	1,894

Gross profit (loss)	(4)	121	95	746

Operating expenses:
Research and development	306	425	994	1,229
Selling and marketing	89	103	177	689
General and administrative	500	833	2,048	2,215

Total operating expenses	895	1,361	3,219	4,133

Loss from operations	(899)	(1,240)	(3,124)	(3,387)

Other income (expense)
Interest income	--	1	1	5
Interest expense	(242)	(64)	(452)	(137)
Derivative gains (losses)	876	(216)	194	(228)
Equity in loss of joint venture	--	--	--	(23)
Other income		15		15

Total other income (expense)	634	(264)	(257)	(368)

Loss before income taxes and majority interest	(265)	(1,504)	(3,381)	(3,755)

Majority interest in loss of subsidiary	--	--	--	25

Loss before income taxes	(265)	(1,504)	(3,381)	(3,730)

Income taxes	--	--	--	--

Net loss	(265)	(1,504)	(3,381)	(3,730)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2)	111	--	(107)

Comprehensive loss	$(267)	$(1,393)	$(3,381)	$(3,837)

Basic and diluted loss per common share	$--	$(0.02)	$(0.03)	$(0.04)

Weighted average number of basic and diluted common shares outstanding	156,240	97,776	126,357	93,624

FORM 10-Q	SEPTEMBER 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(3,381)	$(3,730)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22	135
Amortization of loan costs, debt discount and beneficial conversion features	378	119
Stock based compensation	2	309
(Gain) loss on derivative liabilities	(194)	228
Common stock issued for services	500	511
Equity in losses of joint ventures	--	23
Majority interest in losses of consolidated subsidiary	--	(25)
Gain on foreign currency translation adjustment	--	(34)
Changes in operating assets and liabilities:
Accounts receivable	(26)	57
Inventory	(235)	(125)
Prepaid expenses	29	47
Other current assets	(6)	66
Accounts payable and accrued liabilities	300	(317)
Customer deposits	(12)	174
Unearned revenue	(64)	(4)

Net cash used in operating activities	(2,687)	(2,566)

Cash flows from investing activities:
Payment of acquisition costs	(60)	--
Purchase of property and equipment	(6)	(44)
Purchase of intangible assets	--	(62)

Net cash used in investing activities	(66)	(106)

Cash flows from financing activities:
Proceeds from notes payable to related parties	835	740
Advance from related party	895	--
Payment of note payable	(41)	--
Proceeds from preferred stock	650	2,268
Proceeds from common stock	50	--
Capital lease payments	(18)	(6)
Repayments of advances to affiliated entities	216	103
Deposit on unissued securities	4	--
Advance to affiliated entities	--	(457)

Net cash provided by financing activities	2,591	2,648

Effect of exchange rate changes on cash and cash equivalents	(1)	(17)

Net increase (decrease) in cash and cash equivalents	(163)	(41)

Cash and cash equivalents, beginning of period	192	115

Cash and cash equivalents, end of period	$29	$74
Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$366	$--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$285	$--
Conversion of debentures to common stock	$51	$--
Conversion of accrued interest to convertible notes payable	$116	$--
Conversion of Series A Preferred Stock to common stock	$6	$--
Common stock issued for acquisition of Dose Shield	$2,000
Debt recorded for purchase price for Dose Shield acquisition	$540	$--

See accompanying notes

FORM 10-Q	SEPTEMBER 30, 2008

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For the three months ended September 30, 2008 and 2007, the financial statements include the transactions of Positron Corporation, and its wholly-owned subsidiaries, Imaging Pet Technologies, Inc. (“IPT”) and Positron Pharmaceuticals Company (“Positron Pharma”). All Intercompany transactions and balances have been eliminated.

2.	Accounting Policies

Foreign Currency Translation

For the three months ended September 30, 2008 and 2007 the accounts of the Company’s subsidiary, IPT, were maintained, and its consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

Warranty Costs

The Company accrues for the cost of product warranty on POSICAMTM systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the nine months ended September 30, 2008 and 2007, service costs charged to expense were $456,000 and $441,000 respectively. During the nine months ended September 30, 2008 and 2007 the Company did not have any Posicam systems under warranty.  Warranty expense for Pulse CDC gamma systems sold by IPT was $12,000 and $53,000 for the nine months ended September 30, 2008 and 2007, respectively.

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

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

Since inception, the Company has expended substantial resources on research and development. Consequently, the Company has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  At September 30, 2008, the Company had an accumulated deficit of $79,986,000 and a stockholder’s deficit of $5,023,000.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, the Company intends to significantly reduce, overall costs to manufacture and deliver PET systems.  Additionally, the Company expects increased revenue from its wholly-owned subsidiary Positron Pharmaceuticals Company.  The subsidiary acquired Dose Shield Corporation and now manufactures and distributes the Nuclear Pharm-Assist™ system (see Note 5 below).

The Company had cash and cash equivalents of $29,000 at September 30, 2008.  At the same date, the Company had accounts payable and accrued liabilities of $2,539,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances.  The Company plans to continue to raise funds as required through equity and debt financings to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

The cost of the Acquisition was allocated to the assets acquired and liabilities assumed from Dose Shield and NukeMed based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as an intangible asset.  The contingent payment of 40,000,000 shares of common stock will be recorded as additional intangible asset at the time the contingency is resolved.  The earn out payments would be recognized as compensation expense when and if earned.  As the estimated fair values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the final reconciliation and valuation of tangible assets and the Company incurring direct acquisition costs in connection with this transaction. The valuations will be finalized within 12 months of the close of the acquisition. Any changes to the preliminary valuation, including contingent payments, may result in material adjustments to the fair value of the assets and liabilities acquired, as well as other intangible assets and goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

As of June 5, 2008
Assets Acquired
Trade accounts receivables	$23
Inventory	374
Trademarks	6
Intangible asset	3,265
Total Assets Acquired	3,668
Liabilities Assumed
Accounts payable and accrued expenses including direct costs of acquisition	282
Unearned revenues	786
Total Liabilities Assumed	1,068
Purchase Price	$2,600

If the acquisition had occurred at the beginning of the period, net sales for the nine months ended September 30, 2008 would have been $1,623,000. Net loss for the nine months would have been $3,680,000, and loss per share would have been $.02 per share.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

7.	Inventories

Inventories at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials and service parts	$874	$1,004
Work in progress	832	379
	1,706	1,383
Less: Reserve for obsolete inventory	--	(211)
Total	$1,706	$1,172

8.	Due from affiliates

Due from affiliates at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Imagin Diagnostic Centres, Inc.	$11	$11
Imagin Nuclear Partners, Inc.	113	320
Neusoft Positron Medical Systems Co., Ltd.	15	24
	$139	$355

FORM 10-Q	SEPTEMBER 30, 2008

9.	Investment in Joint Ventures

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company initially represented 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  The Company’s ownership of the JV Company has subsequently been diluted to 10% as a result of additional cash contributions by Neusoft.  The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  The parties will share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.  For the nine months ended September 30, 2008 and 2007, the JV Company had net losses of $799,000 and $816,000, respectively. For the nine months ended September 30, 2007, the Company recorded losses related to its investment of $23,000. At September 30, 2008, the Company’s investment in NPMS was zero. The Company’s share of NPMS losses in excess of its investment approximates $585,000as of September 30, 2008.

FORM 10-Q	SEPTEMBER 30, 2008

10.	Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Furniture and fixtures	$130	$130
Computers and peripherals	94	89
Machinery and equipment	28	32
Subtotal	252	251
Less: accumulated depreciation	(203)	(195)
Total	$49	$56

11.	Other Assets

Other assets at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Intangible assets	$41	$45
Deferred loan costs	50	105

Total	$91	$150

12.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Trade accounts payable	$1,896	$1,529
Accrued royalties	242	311
Accrued interest	78	139
Sales taxes payable	103	103
Accrued compensation	88	63
Accrued property taxes	32	45
Accrued professional fees	70	25
Accrued warranty costs	30	84
Other	--	15

Total	$2,539	$2,314

13.	Secured Convertible Notes Payable

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

FORM 10-Q	SEPTEMBER 30, 2008

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

On January 4, 2008 the Investors converted debentures in the amount of $40,986 into 872,052 shares of the Company’s common stock at a price of $0.047 per share.  On March 6, 2008, the Investors converted debentures in the amount of $5,500 into 250,000 shares of common stock at a price of $0.022 per share.  On April 1, 2008, the Investors converted debentures in the amount of $5,500 into 250,000 shares of common stock at a price of $0.022 per share. The conversions resulted in a reduction of approximately $44,000 to the unamortized debt discount. On June 6, 2008 the Company made a cash payment to the Investors of $42,000 representing $40,986 of principal and $1,014 of accrued interest.

At September 30, 2008, the beneficial conversion features had an estimated fair value of $2,158,000. In valuing the beneficial conversion features at September 30, 2008, the Company used the closing price of its common stock of $0.077, risk free rate of return of 1.50%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 149%. For the three months ended September 30, 2008 and 2007 the Company recorded a derivative gain from the beneficial conversion features in the Convertible Debentures of $799,000 and a derivative loss of $216,000, respectively. For the nine months ended September 30, 2008 the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $224,000. For the nine months ended September 30, 2007 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $228,000.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

At September 30, 2008, the beneficial conversion features had an estimated fair value of $314,000. In valuing the beneficial conversion features at September 30, 2008, the Company used the closing price of its common stock of $0.077, risk free rate of return of 4.625%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 227%. For the three months ended September 30, 2008 the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $77,000. For the nine months ended September 30, 2008 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $30,000.

Amounts Due to Related Parties

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. During the nine months ended September 30, 2008, IMGM advanced an additional $835,000 to the Company. Positron’s President and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of IMGM. On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 (“Note 1”).  Note 1 is secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  On August 18, 2008, the advances totaling $835,000 were also formalized into a promissory note, with interest at 8%, due on December 31, 2008 (“Note 2”). Note 2 is also secured by the Pledged Shares. Upon a default of either promissory note or the Pledge, IMGM may sell the Pledged Shares to repay any and all amounts due under the Note and/or the August 18, 2008 Note.  Accrued interest on the Notes at September 30, 2008 is $68,000.

During the nine months ended September 30, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) and Solaris Opportunity Fund Management, LLC advanced the Company a total of $895,000.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman of Positron.  All amounts remain outstanding at September 30, 2008.

FORM 10-Q	SEPTEMBER 30, 2008

14.	Preferred Stock

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

On March 6, 2008 a shareholder converted 6,720 shares of Series A Preferred Stock plus accrued interest into 16,922 shares of the Company’s common stock, par value $0.01 per share.  The fair market value of the common stock on the date of conversion was $0.05 per share. At September 30, 2008 there were 457,599 shares of Series A Preferred Stock were outstanding.

Series B Preferred

On September 30, 2006 the Board of Directors authorized a new series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, C, and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.  As of September 30, 2008 6,088,611 shares of Series B Preferred Stock were outstanding.

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

During the nine months ended September 30, 2008, the Company issued 162,500 shares of its Series B Preferred Stock in a private placement to investors for $650,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.06; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 181%. The fair value of the warrants of $365,517 was recorded as an increase to Additional paid-in capital – stock warrants.

FORM 10-Q	SEPTEMBER 30, 2008

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

On April 11, 2007, 93,091 shares of Series G Preferred were converted into 9,309,100 shares of Positron common stock.  As of September 30, 2008, 111,391 shares of Series G Preferred Stock remained outstanding.

Series S Preferred

On November 7, 2008 the Board of Directors authorized a new series of preferred stock designated Series S Convertible Preferred Stock.  The number of shares authorized was 100,000.  Each share of Series S Convertible Preferred Stock, $1.00 par value per share, is convertible into 10,000 shares of the Company’s Common Stock, subject to adjustment  The Series S Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, B and G Preferred Stock in liquidation. Holders of the Series S Preferred Stock are entitled to 10,000 votes per share on all matters requiring shareholder vote.  While Series S Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  As of September 30, 2008, no shares of Series S Convertible Preferred Stock were outstanding.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. Solaris Management, LLC and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares ( see “Amounts Due To Related Parties” in note 13) to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,195,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock.

15.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine month periods ended September 30, 2008 and 2007 since it would have resulted in an antidilutive effect.

FORM 10-Q	SEPTEMBER 30, 2008

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(267)	$(1,393)	$(3,381)	$(3,837)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	156,240	97,776	126,357	93,624

Basic and diluted loss per common share	$--	$(0.02)	$(0.03)	$(0.04)

The underlying common shares related to anti-dilutive securities not included in net loss per share calculation are as follows as of September 30, 2008 and 2007 (in thousands):

	2008	2007
Convertible Series A Preferred Stock	458	464
Convertible Series B Preferred Stock	608,861	587,611
Convertible Series G Preferred Stock	11,139	11,139
Stock Warrants	65,749	58,374
Stock Options	19,425	19,500
	705,632	677,088

The above anti-dilutive securities do not include the issuance of the new Series S Convertible Preferred Stock authorized on November 7, 2008 and issued pursuant to a Securities Exchange Agreement dated November 18, 2008 (see note 14).

16.	Stock Based Compensation

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

FORM 10-Q	SEPTEMBER 30, 2008

The Company issued 10,000,000 and 6,958,000 shares of common stock to consultants under its stock incentive plans during the nine months ended September 30, 2008 and 2007, respectively. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $500,000 and $510,600 during the nine months ended September 30, 2008 and 2007, respectively.  For the three months ended September 30, 2007, the Company issued 5,520,000 shares of common stock to consultants under its stock incentive plans. Accordingly the Company recorded consulting expense equal to the fair market value of the shares issued of $376,800 three months ended September 30, 2007.

17.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands, except per share data)
United States
Revenues	$309	$237	$716	$675
Operating expenses	640	771	2,293	1,899
Net income (loss)	42	(946)	(2,410)	(1,992)

Canada
Revenues	$75	$333	$861	$1,965
Operating expenses	255	590	926	2,234
Net loss	(307)	(558)	(971)	(1,738)

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the nine months ended September 30, 2008, the Company had a limited number of customers as follows:

Number of customers	55
Customers accounting for more than 10% of revenues	1
Percent of revenues derived from largest customer	11%

FORM 10-Q	SEPTEMBER 30, 2008

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

FORM 10-Q	SEPTEMBER 30, 2008

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

The cost of the Acquisition was allocated to the assets acquired and liabilities assumed from Dose Shield based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as an intangible asset.  The contingent payment of 40,000,000 shares of common stock will be recorded as additional intangible asset at the time the contingency is resolved.  The earn out payments would be recognized as compensation expense when and if earned. As the estimated fair values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the final reconciliation and valuation of tangible assets and the Company incurring direct acquisition costs in connection with this transaction. The valuations will be finalized within 12 months of the close of the acquisition. Any changes to the preliminary valuation, including contingent payments, may result in material adjustments to the fair value of the assets and liabilities acquired, as well as intangible assets or goodwill.

FORM 10-Q	SEPTEMBER 30, 2008

Results of Operations

The consolidated results of operations for the three and nine month periods ended September 30, 2008 and  2007 included the results of Positron Corporation and its wholly-owned subsidiaries Imaging Pet Technologies (“IPT”) and Positron Pharmaceuticals Company.

Comparison of the Results of Operations for the Three Months ended September 30, 2008 and 2007

The Company experienced a net loss of $265,000 for the three months ended September 30, 2008 compared to a loss of $1,504,000 for the same period in 2007.  The decrease in the current three month period as compared to the same period last year is attributable to a significant decrease in operating expenses and the recording of large derivative gains related to beneficial conversion features of convertible debt.

Revenues - Revenues for the three months ended September 30, 2008 were $384,000 as compared to $570,000 for the three months ended September 30, 2007.  The decrease is due in part to a drop in sales of IPT gamma cameras.  During the three months ended September 30, 2008 the Company did not sell any units as compared to one unit sold during the same period in 2007.   This decrease in unit sales  is attributed to a late 2007 change in the Company’s sales and marketing efforts from a third party distribution model to an internal sales force and the time required to ramp up its efforts.  Building of the internal sales force has taken longer than anticipated as management has focused its efforts and resources on the acquisition of Dose Shield and is evaluating the synergies of that business and the IPT operation.  Service revenue for the three months ended September 30, 2008 and 2007 totaled $326,000 and $334,000, respectively.

The Company recorded a gross loss of $4,000 for the three months ended September 30, 2008 compared to gross profit of $121,000. The current quarter loss is attributable to IPT not selling any CDC systems or cameras during the quarter.

Operating Expenses - Operating expenses for the three months ended September 30, 2008 were $895,000 compared to $1,361,000 for the three months ended September 30, 2007.

Research and development costs for the three months ended September 30, 2008 were $306,000 compared to $425,000 for the three months ended September 30, 2007.  For the three months ended September 30, 2008, IPT’s wholly-owned subsidiary, QMT, had research expenses of $16,000 compared to $225,000 during the three months ended September 30, 2007.  Research expenditures have decreased upon the successful completion of the Company’s Phase I development of its solid state photo detector with Kotura, Inc. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.

Sales and marketing expense for the three months ended September 30, 2008 decreased to $89,000 from $103,000 for the same period in 2007. Late in 2007, the Company began to significantly reduce sales and marketing costs at IPT while shifting some of those costs to the parent company, Positron, as the Company integrates its sales and marketing efforts as one medical imaging company in preparation of the launch of its new PET device in 2009.

General and administrative expenses during the three months ended September 30, 2008 were $500,000 as compared $833,000 during the same period in 2007. During the three months ended September 30, 2007, the Company issued restricted shares of its common stock to business consultants and accordingly recorded consulting expenses of $376,000. In addition, stock based compensation which is a component of general and administrative expenses, was $1,000 for the three months ended September 30, 2008 as compared to $103,000 for the same period in 2007.

Other Income (Expenses) - Interest expense of $242,000 for the three months ended September 30, 2008 was an increase of $178,000 over interest expense recorded during the same period in 2007. A portion of the increase related to the amortization of debt discount for the convertible debentures.  Interest expense related to the debt discount was $144,000 during the quarter ended September 30, 2008 compared to $29,000 for the same period in 2007.  Additionally, the Company recorded $45,000 of interest on the notes payable to Imagin Molecular Corporation during the current quarter.  The notes were executed in 2008. The Company recorded derivative gains of $876,000 for the three months ended September 30, 2008 and derivative losses of $216,000 for the three months ended September 30, 2007. Derivative gains (losses), which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, a decrease of the Company’s stock price at September 30, 2008 and less price volatility yielded a lower fair market value of the conversion features resulting in decrease to the derivative liability.

FORM 10-Q	SEPTEMBER 30, 2008

Comparison of the Results of Operations for the Nine Months ended September 30, 2008 and 2007

The Company experienced a net loss of $3,381,000 for the nine months ended September 30, 2008 compared to a loss of $3,730,000 for the same period in 2007.  The change in net loss for the nine months ended September 30, 2008 is primarily due  to derivative gains included in other income.

Revenues - Revenues for the nine months ended September 30, 2008 were $1,577,000 as compared to $2,640,000 for the nine months ended September 30, 2007.  The decrease is due in large part to a drop in sales of IPT gamma cameras. During the nine months ended September 30, 2008 the Company sold four (4) units as compared to eleven (11) during the same period in 2007. The decrease in unit sales  is attributed to the late 2007 change in the Company’s sales and marketing efforts from a third party distribution model to an internal sales force and the time required to ramp up its efforts.  Building of the internal sales force has taken longer than anticipated as management has focused its efforts and resources on the acquisition of Dose Shield and is evaluating the synergies of that business and the IPT operation.  Service revenue for the nine months ended September 30, 2008 and 2007 totaled $904,000 and $975,000, respectively.  The decrease in service revenue is due in part to the non-renewal of HZL PET system service contracts by three of the Company’s customers. Those customers are now billed for time and materials on a per call basis.  In addition there was significantly less service revenue from gamma cameras during the quarter.

Operating Expenses - Operating expenses for the nine months ended September 30, 2008 were $3,219,000 compared to $4,133,000 for the nine months ended September 30, 2007.

Research and development costs for the nine months ended September 30, 2008 were $994,000 compared to $1,229,000 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, IPT’s wholly-owned subsidiary, QMT, had research expenses of $53,000 compared to $557,000 during the nine months ended September 30, 2007.  Research expenditures have decreased upon the successful completion of the Company’s Phase I development of its solid state photo detector with Kotura, Inc. QMT is developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology, which may have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments.

Sales and marketing expense for the nine months ended September 30, 2008 decreased to $177,000 from $689,000 for the same period in 2007. The decrease is the result of the Company’s reduction of sales and marketing expenses at IPT.

General and administrative expenses during the nine months ended September 30, 2008 were $2,048,000 as compared $2,215,000 during the same period in 2007. The Company significantly reduced costs at IPT where general and administrative costs decreased from $857,000 to $521,000 for the nine months ended September 30, 2008 and 2007, respectively. In addition, stock based compensation which is a component of general and administrative expenses, was $2,000 for the nine months ended September 30, 2008 as compared to $309,000 for the same period in 2007. These decreases were offset in part by the addition of Positron Pharmaceuticals general and administrative expenses of $136,000.

Other Income (Expenses) - Interest expense of $452,000 for the nine months ended September 30, 2008 was an increase of $315,000 over interest expense of 137,000 recorded during the same period in 2007. The increase related to the amortization of debt discount for the convertible debentures and interest recorded on the note payable to Imagin Molecular Corporation. The Company recorded derivative gains of $194,000 for the nine months ended September 30, 2008 compared to derivative losses of $228,000 for the nine months ended September 30, 2007. Derivative gains (losses), which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, a decrease of the Company’s stock price at September 30, 2008 and less price volatility yielded a lower fair market value of the conversion features resulting in a decrease to the derivative liability.

FORM 10-Q	SEPTEMBER 30, 2008

Liquidity and Capital Reserves

At September 30, 2008, the Company had current assets of $2,232,000 and current liabilities of $7,801,000 compared to December 31, 2007 when the Company had current assets and current liabilities of $2,071,000 and $4,147,000, respectively.  The increase in current liabilities over December 31, 2007 is due in large part to the note payable due for the acquisition of Positron Pharmaceuticals. The note is payable in 40,000,000 shares of the Company’s common stock and $540,000 in cash. In addition the $398,000 of convertible debentures that were reported as non-current at December 31, 2007 are now recorded as current as the notes are due in May and June of 2009. The Company and IMGM executed a note payable for $1,346,000 on April 10, 2008, for amounts advanced during 2007. The note accrues interest at 8% and is due on December 31, 2008. During the nine months ended September 30, 2008, Positron borrowed an additional $835,000 from Imagin Molecular Corporation (“IMGM”), a related party, bringing the total due IMGM to $2,249,000 including interest. On August 18, 2008, those advances were formalized into a promissory note, with interest at 8%, due on December 31, 2008. Both notes are secured by a pledge of 100,000,000 shares of Positron’s common stock. In addition, during the nine months ended September 30, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) and Solaris Opportunity Fund Management, LLC advanced the Company $895,000.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman of Positron.

On November 18, 2008, the Company, IMGM and Solaris executed a Securities Exchange Agreement whereby all amounts due by the Company were converted to a new class of preferred stock of the Company, Series S, which was authorized on November 7, 2008.

Cash and cash equivalents at September 30, 2008 were $29,000 and accounts receivable were $258,000.

Net cash used in operating activities was $2,687,000 and $2,566,000 for the nine months ended September 30, 2008 and 2007, respectively.

Net cash used in investing activities were $66,000 and $106,000 for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008 the Company used $60,000 to fund acquisition costs of the Positron Pharmaceuticals Company (Dose Shield) acquisition. During the nine months ended September 30, 2007 the Company capitalized patent costs in the amount of $62,000 and acquired property and equipment at a cost of $44,000.

Net cash provided by financing activities was $2,591,000 and $2,648,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 the Company received advances totaling $1,730,000 from related parties and affiliated companies and also raised $650,000 from investors by issuing preferred shares. During the nine months ended September 30, 2007 the Company raised $2,268,000 from a private placement of its Series B Preferred Shares.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $79,986,000 at September 30, 2008.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. In addition, the Company expects increased revenue from its IPT SPECT camera subsidiary to come from new sales campaigns and the service division. The Company expects that these developments will have a positive impact on the PET, PET/CT and SPECT device products, sales & service volumes and increased net margins.

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

FORM 10-Q	SEPTEMBER 30, 2008

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

FORM 10-Q	SEPTEMBER 30, 2008

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

Securities Executive Agreement among Positron Corporation, Imagin Molecular Corporation and Solaris Opportunity Fund, L.P.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. Solaris Management, LLC and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirementand satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,195,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock.  A copy of the Securities Exchange Agreement is attached hereto as Exhibit 2.1.

Issuance of Options

On November 14, 2008, the Company authorized the issuance of options to purchase an aggregate of 300,000 shares of Series B Preferred Stock to certain of its management team.  The options are exercisable at the price of $2.00 per share of Series B and expire on November 13, 2013.

FORM 10-Q	SEPTEMBER 30, 2008

ITEM 6 – EXHIBITS

(a)	Exhibit Index

Exhibit Description of the Exhibit

2.1	Securities Exchange Agreement among Solaris Opportunity Fund, L.P., Solaris Management LLC, Imagin Molecular Corporation and Positron Corporation dated November 18, 2008

4.1	Statement of Designation Establishing Series S Convertible Preferred Stock

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: November 19, 2008	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

Date: November 19, 2008	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer