Form 10-K
period 2008-12-31
POSITRON CORP
filed 2009-04-15
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Commissions file number: 0-24092
Positron Corporation
A Texas Corporation
7715 Loma Ct. Suite A, Fishers, IN. 46038 (317) 576-0183

IRS Employer Identification Number:  76-0083622

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

Issuer's revenues for fiscal year ended December 31, 2008: $2,126,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of April 14, 2009: $4,557,228.83.

As of April 14, 2009, there were 198,140,384 shares of the Registrant's common stock, $.01 par value outstanding.

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

Positron Corporation (the "Company" or “Positron”) was incorporated in 1983 and is currently headquartered in Fishers, Indiana. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Positron Corporation.

Item 1.  Business

General

Overview

Positron Corporation operates through: Molecular Imaging Devices and Radiopharmaceutical Products. The Molecular Imaging Devices provide Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras. The Radiopharmaceutical Products offer the world’s first robotic systems for distribution and delivery of radiopharmaceuticals and provides radiopharmaceutical agents used for the diagnosis of cardiac diseases.  The Company attempts to create revenue by offering low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceuticals agents for cardiac nuclear medicine.

Positron Corporation operates through the following: Molecular Imaging Devices and Radiopharmaceutical Products. The Molecular Imaging Devices  provides Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras. The Radiopharmaceutical Products  offers world’s first robotic systems for distribution and delivery of radiopharmaceuticals and provides radiopharmaceutical agents used for the diagnosis of cardiac diseases.  The Company attempts to create revenue by offering low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceuticals agents for cardiac nuclear medicine.

On November 18, 2008, the Company,  Solaris Opportunity Fund, L.P.  and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest two notes receivable due from the Company (“Note 1 and Note 2”) and related pledged securities to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock.

Market Opportunity

Molecular Imaging Devices for Cardiology Segment

Cardiovascular diseases (CVD) are the cause of death of approximately 17 million people worldwide, almost one-third of all deaths (WHO, 2005). CVD accounted for 38% of all deaths, or 1 of every 2.6 deaths in the United States (American Heart and Stroke Association, 2005).

Diagnostic imaging may facilitate the early diagnosis of diseases and disorders, potentially minimizing the scope, cost and amount of care required, and potentially reducing the need for more invasive procedures. Nuclear medicine is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Currently, five major types of non-invasive diagnostic imaging technologies are available: x-ray; magnetic resonance imaging (MRI); computerized tomography (CT); ultrasound; and nuclear imaging.

Nuclear imaging uses very low-level radioactive material, called radiopharmaceuticals, injected to a patient. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. In cardiology, nuclear medicine provides the most accurate non-invasive tests for identifying narrowed coronary arteries, mild cholesterol build-up or diffuse coronary vascular disease that are responsible for most heart attacks. Management of coronary disease (CAD) currently utilizes noninvasive diagnostic testing as a ‘‘gatekeeper’’ and invasive coronary arteriography, when results are abnormal, to provide a definitive diagnosis of CAD. There are two major modalities in nuclear medicine imaging, gamma cameras and Positron Emission Tomography (PET), both of which are used for cardiovascular procedures. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. The Company believes that due to recent market dynamic changes, including the fact that the reimbursement rate for a dedicated cardiac PET has been almost doubled by CMS in 2008, the PET technology will become more utilized in nuclear cardiology.

Our Products

Since 1983, the Company has been designing, manufacturing, marketing and servicing advanced molecular imaging devices / software for Cardiology utilizing PET technology under the trade name POSICAM™, and since 2006, SPECT technology under the trade name Pulse CDC™. Positron’s SPECT and PET cardiac molecular imaging devices are installed in more than 150 hospitals and physician offices around the world.

Through our Chinese joint venture, Neusoft Positron Medical Systems, we believe we have upgraded our PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices.  The Attrius™ Cardiac PET system has been submitted for approval from the Food and Drug Administration in January 2009. The Company believes that the cardiac market for PET is quickly emerging and provides an immediate opportunity to capture significant market share. Cardiac/ nuclear professional societies such as American College of Cardiology (ACC) and American Society of Nuclear Cardiology (ASNC) have predicted that cardiac PET will be rapidly disseminated only if three factors are addressed: cost of entry, increase of peer reviewed literature and the utilizing the quantitative abilities of PET.  Positron’s technology for PET imaging provides image quality comparable to other PET manufacturer with significantly less costs. In addition, Positron offers a software patient management solution to improve patient care, including software by K. Lance Gould, M.D., a world renowned expert of cardiac PET technology.  The Company has formed an exclusive relationship agreement with Dr. Gould in an effort to better differentiate from competition.
.

Radiopharmaceuticals Delivery Segment

According to Bio-Tech Systems (www.biotechsystems.com), a research firm that covers the diagnostic imaging market, radiopharmaceutical sales alone reached $1.93 billion in 2007, and an additional $1.57 billion for imaging agents, both expected to double by 2014. In a study conducted by Frost & Sullivan (www.frost.com), the medical imaging consumables market is expected to grow at a compound annual rate of 14 percent, driven by an aging baby boomer population and persons 65 and over, and increasing more than twice as fast as the total population.

Until 2008, the two most prescribed cardiac radiopharmaceuticals, Rb82 Rubidium (Cardiogen®) and Tc-99m Sestamibi (Cardiolite®), have been protected by patents combined with exclusive distribution relationships. However, since the end of 2008, the primary nuclear cardiology products are available generically, which opens the billion dollar nuclear cardiology radiopharmaceutical market.

Positron Corporation intends to capture and create recurring revenue of generic radiopharmaceuticals distributed to the medical imaging community with any nuclear molecular imaging systems installed as well as complimentary to the Positron Corporation’s devices sales. It will be achieved by (i) developing and producing of automated dose dispensing capital equipment for the radiopharmaceutical, chemotherapy, medical imaging and pharmaceutical industry; (ii) seeking FDA approvals or distribution rights for radiopharmaceutical products that support the sale of our capital equipment; (iii) manufacturing newly available generic radiopharmaceutical generators, and (iv) developing a licensing model for adding radiopharmacy products to existing compounding regional pharmacies.

Our Products and Services

Positron has developed a “virtual pharmacy” solution which will allow placing dose delivery systems into the physician’s offices. Positron’s radiopharmaceutical delivery systems, Nuclear Pharm-Assist®, are being used by nuclear pharmacies and premier healthcare institutions. The Nuclear Pharm-Assist® reduces clients’ overheads and the overall radiation exposure of workers, improves the efficiency of the pharmacy and complies with newly enacted sterility requirements. The Nuclear Pharm-Assist® provides flexibility to an imaging provider that is unprecedented in the industry. Radiopharmaceuticals are cumbersome to compound and typically have a six hour expiration time once the compounding is started. Currently, the compounding difficulties and short drug expiration forces most nuclear medicine departments to utilize the local centralized nuclear pharmacy. With less than 600 centralized nuclear pharmacies, mainly owned by four companies, the choices and services are limited for nuclear medicine imaging providers. As a result, a centralized nuclear pharmacy can dictate the hours of operation and what drug manufacturers are utilized by an imaging provider. Positron Corporation will seek to change the paradigm of imaging by allowing the physician freedom to choose how to manage their imaging department.

Positron Corporation believes immediate market opportunities for the Nuclear Pharm-Assist® may exist with Centralized Nuclear Pharmacies and large hospitals and may continue due to USP-97. June 1, 2008, marks the release of the final version of the United States Pharmacopeia Chapter 797 compounding regulations. USP-797 is the first USP chapter for the practice of pharmacy that is enforceable by the FDA. Most Nuclear medicine facilities and nuclear pharmacies are under prepared—from training, operating procedures, construction and financial constraints—to conform to these regulations. The Nuclear Pharm-Assist® meets the requirements of USP-797 as a compounding aseptic containment isolator (CACI) and will provide the ISO Class 5 environment necessary for USP-797 compliance as well as automating the basic radiopharmaceutical compounding procedures. The Nuclear Pharm-Assist® is a unique solution for Nuclear Medicine facilities to assist in achieving rapid, cost effective compliance.

Positron Corporation is expanding its offering of automated devices by configuring the technology of the Nuclear Pharm-Assist® specifically to the needs of Nuclear Cardiology. This specific dose delivery system under the name the Nuclear Cardio-Assist™ provides nuclear cardiology departments the ease of “Unit Dose” with the reliability of an “In-House” supply. The Nuclear Cardio-Assist™ replaces typical “Hot” lab equipment and acts as a “virtual” nuclear pharmacy with “Unit Dose” availability, at the touch of a button, 24/7. The Nuclear Cardio-Assist™ is a self-contained device that provides a platform for compliance with all regulations that involve compounding and dispensing sterile injectables. Single patient doses can be compounded from various “Cold” kits, as needed, to meet customer specifications for each patient. The Nuclear Cardio-Assist™ can also be configured for use in general Nuclear Medicine departments. The Company intends to separate itself from other competitors in both equipment and radiopharmacy by marketing its complete turnkey offering of radiopharmaceuticals, camera service and imaging as a total solution to customers under the name PosiRx™.  Positron’s PosiRx™ will offer financing and partnership flexibility to imaging providers with the choice of radiopharmaceuticals, radiopharmaceutical dispensing systems, molecular imaging devices, and equipment service directly from Positron.  Customers can choose all services as a complete package or individual parts that suit their needs.  Positron is able to offer innovative distribution and dose dispensing of radiopharmaceuticals directly to imaging providers as a result of their cutting edge “virtual pharmacy” device, the Nuclear Pharm-Assist®.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Competitive Strengths

We believe that our Company has the following competitive strengths:

•
Well-Known Name among Cardiologists. The high count-rate capability and sensitivity of the Positron’s PET systems result in good diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

•
The Only Low Price Cardiac PET System in the Market. All major PET manufacturers have discontinued manufacturing of PET only systems, offering PET systems combined with Computerized Tomography (PET/CT) instead. A very expensive CT component provides certain advantages in oncology applications but is redundant for cardiac imaging procedures. Positron intends to fill this market niche with its Attrius™ Cardiac PET system from Positron Chinese joint venture, Neusoft Positron Medical Systems.

•
Software Patient Management Solution to Improve Patient Care for Cardiologists. The Positron coronary disease reversal and prevention online management system focuses on optimal patient outcomes and the economic impact of their downstream care to change the way coronary artery disease (CAD) patients are managed.

•
Unique Radiopharmaceutical Delivery Systems. Positron’s revolutionary “virtual pharmacy” solutions, Nuclear Pharm-Assist® and Nuclear Cardio-Assist™, allows placing pharmaceutical dose delivery systems into the physician’s offices and provides unprecedented “Unit Dose” flexibility to imaging providers at the touch of a button, 24/7. The systems meets the requirements of the United States Pharmacopeia Chapter 797 compounding regulations as a compounding aseptic containment isolator (CACI) and provides the ISO Class 5 environment necessary for USP-797 compliance as well as automating the basic radiopharmaceutical compounding procedures. Most Nuclear medicine facilities and nuclear pharmacies are under prepared and have to make considerable investments to meet requirements of USP-797 which are in force since June 2008.

•
Complete Turnkey Offering of Radiopharmaceuticals, Camera Service and Imaging as a Total Solution to Customers. PosiRx™ program by Positron offers financing and partnership flexibility to imaging providers with the choice of radiopharmaceuticals, radiopharmaceutical dispensing systems, molecular imaging devices, and equipment service directly from Positron.  Customers can choose all services as a complete package or individual parts that suit their needs.

Business Strategy

We intend to increase our revenues by:

•
Focus on the cardiac diagnostic market, which though highly competitive, has not being properly addressed to accommodate the trends from government pressures to reduce the healthcare burden while improving outcomes.

•	Cost leadership – we offer customers cost-savings solutions.
•	Diversification of our business into the radiophamaceutical market with a final goal to catch a significant share of recurring monthly revenue from radiopharmaceuticals.
•	Product differentiation by not only uniqueness of our PET systems, software patient management solutions and pharmaceutical delivery systems, but offering to customers a total imaging solution.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Sales and Marketing

To market its equipment and services, Positron relies on referrals from users of its existing base of installed scanners and cameras, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. The Company uses both sales personnel and key distributors who have geographic or market expertise.  Positron incurs minimal expense for sales until there is a completed sale.  Positron continued to broaden its communications with the market in support of sales through its developing distribution network and using the internet and directed mailings. We believe that this approach will be cost effective and allow Positron to compete cost effectively with larger competitors.  There is no assurance that the Company’s marketing strategy is sufficiently aggressive to compete against larger, better funded competitors.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

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

The Company services domestic customers of our SPECT systems remotely through Internet access that facilitates system diagnosis without the need for field service or repair. When physical repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime.

The Company typically provides a one-year warranty to purchasers of our equipment.   Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls.  At year end 2008, the company had twenty three (23) service contracts in force and four (4) systems under manufacturer’s warranty.

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed PET systems during 2007 and 2006; a study of 50 SPECT cameras yielded an average uptime of all units of 99.94 % and less than one service related incoming call per month.

Competition

The Company faces competition primarily from three very large commercial manufacturers of PET systems and SPECT cameras and from other imaging technologies. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but rather complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the others.  However, computed tomography angiography (“CTA”) is seen by some cardiologists to be competitive with PET myocardial perfusion imaging (“MPI”).

The Company’s primary competition from commercial manufacturers of PET systems and SPECT cameras comes from General Electric Medical Systems (“GE”), Siemens Medical Systems, Inc. (“Siemens) and Philips Medical (“Philips”), all of which offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, or SPECT/CT and PET/CT imaging. The molecular imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals.

In Radiopharmaceutical Delivery Segment, Positron faces competition primarily from Cardinal Health, PETNET Solutions, a fully owned subsidiary of Siemens Medical Solutions USA, Covidien Ltd., and GE healthcare.

Many of our competitors enjoy significant competitive advantages over us, including: greater name recognition; greater financial, technical and service resources; established relationships with healthcare professionals; established distribution networks; additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development and sales and marketing. See “Item 1.  Description of Business—Risk Associated with Business Activities—Substantial Competition and Effects of Technological Change.

Third-Party Reimbursement

Our customers typically rely on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies and rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without notice.

The scopes of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. Other payors prohibit reimbursement unless physicians own or lease our systems and cameras on a full-time basis, or meet certain accreditation or privileging standards. Such requirements and limitations can significantly restrict the types of business models we can successfully utilize.

Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, the Medicare prohibition on the “mark-up” of diagnostic tests can restrict what a physician may charge Medicare for diagnostic tests. Medicare also imposes medical necessity and other standards on physician and facilities that bill Medicare for services.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Any limitation of Medicare, Medicaid or private payer coverage for PET or SPECT procedures using will likely have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Manufacturing

Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing to achieve cost efficiencies. All of the Company’s PET systems will be manufactured through its joint venture, Neusoft Positron Medical Systems, at its developmental and manufacturing facility in Shenyang, China. The manufacturing of the Nuclear Pharm-Assist® line takes place in Indianapolis, Indiana metropolitan area. To utilize the synergies between various product lines, the Company has recently made a decision to concentrate all manufacturing facilities in Indianapolis and moved the manufacturing of SPECT cameras there from a facility in Ottawa, Canada.

We expect to continue outsourcing additional components and processes to gain efficiencies and cost savings. We expect to perform subassembly and final system performance tests, packaging and labeling at our facility. We provide connectivity solutions which include consulting and configured computers. We also sell accessories which are outsourced and include printers, equipment for handling and measuring radioactive materials, and software for the cameras and systems.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations, and regulations promulgated by the European Union. We are currently certified under ISO 9001:2000 and ISO 13485:2003 quality standards.

Joint Venture with Neusoft Medical Systems Co., Ltd.

On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, in the People's Republic of China ("Neusoft").  Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. , to engage in the manufacturing of PET and CT/PET medical imaging equipment.  The JV Company received its business license and was organized in September 2005.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company is 32.5% of the total registered capital of the JV Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  Positron has transferred to the JV Company certain of its PET technology. During 2008, as a result of additional capital contributions by Neusoft, the Company’s share in JV Company decreased to 10%.The parties share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

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

The joint venture has submitted Attrius™ Cardiac PET to FDA in January 2009 and hopes to obtain FDA 510k regulatory approval in the second quarter of 2009.

While the parties believe that the joint venture will meet their objectives, there can be no assurance that the joint venture will meet such objectives, including the development, production and timely delivery of PET and PET/CT systems.

Research and Development

The Company’s research and development expenses were approximately $1,027,000 and $1,361,000 for the years 2008 and 2007, respectively. The research and development activities have been focused on a solid-state alternative to traditional photomultiplier technologies, development of radiopharmaceutical delivery systems, and improvements to PulseCDC camera.  These research and development activities are costly and critical to the Company’s ability to develop and maintain improved products.  The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Patent, Trademarks and Royalty Arrangements

The Company acquired the know-how and patent rights for positron imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  Royalty obligations amounting to approximately $247,000 were included in liabilities at December 31, 2008.

The Company has several historic domestic and international patents pertaining to positron emission tomography technology and currently maintains one active U.S. patent relating to the unique construction and arrangement of the photo detector module array used in its devices.  This was issued in May 1993 and expires in December of 2011.

The Company also has 3 U.S. patents for gamma cameras, three patents pending covering the solid-state (quantum photodetector) technology and configuration of imaging apparatus and systems and one patent pending for radiopharmaceuticals delivery devices.

As of December 31, 2008, we hold trademark registrations in the United States for the following marks: Attrius™, POSICAM™, Pulse CDC™, Nuclear Pharm-Assist®.

The Company seeks to protect its trade secrets and proprietary know-how through confidentiality agreements with its employees and consultants.  The Company requires our employees, consultants and advisors to enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, and requiring disclosure to the Company of any ideas, developments, discoveries or investigations conceived during service and the assignment to the Company of patents and proprietary rights to such matters related to the business and technology of the Company. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Backlog

As of December 31, 2008, the Company had no outstanding orders for PET systems pending FDA 510 approval and no outstanding orders for a PulseCDC system. A backlog of five Nuclear Pharm-Assist® devices currently exists. The Company is expected to deliver these units in the 2nd quarter of 2009.

Product Liability and Insurance

Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims.  The Company has not experienced any product liability claims to date.  The Company does not currently maintain liability insurance to cover these risks. .

Employees

As of December 31, 2008, the Company employed twenty (20) full-time employees and four (4) consultants: four (4) in engineering, seven (7) in customer support, two (2) in manufacturing, three (3) in sales and marketing, eight (8) in the executive and administration department.  None of the Company’s employees are represented by a union.

Available Information

Positron Corporation is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Investors may read and copy any document that Positron Corporation files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 F Street, N.W., Washington, DC 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Positron’s SEC filings.

 Item 1A.  Risk Factors

Risks Associated with Business Activities

History of Losses.   To date the Company has been unable to sell its systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2008, the Company had a net loss of approximately $8,975,000, compared to a net loss of $7,780,000 during 2007.  At December 31, 2008, the Company had an accumulated deficit of approximately $85,580,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the sizable sales price of each system and the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.  The opinion of the Company’s independent auditors for the year ended December 31, 2008 expressed substantial doubt as to the Company’s ability to continue as a going concern.  The Company will need to  obtain additional capital  and increase system sales to become profitable.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

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

Working Capital.    The Company had cash and cash equivalents of $7,000 at December 31, 2008.  The Company received $5,279,000 in proceeds from private placements of securities and financings in 2008 and 2007, respectively.  In spite of the proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.   If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

Penny Stock Rules. If the shares of the Registrant's common stock are listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

A Small Number of Large Stockholders and Thinly Traded Market. A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. In addition, our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. We have also registered all shares of common stock that we may issue under our employee benefit plans. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

In addition, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inaction our stock price may decline.

Substantial Competition and Effects of Technological Change.  The industry in which the Company is engaged is subject to rapid and significant technological change.  There can be no assurance that Company’s systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive.  Many of our competitors enjoy significant competitive advantages over us, including: greater name recognition; greater financial, technical and service resources; established relationships with healthcare professionals; established distribution networks; additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. There can be no assurance that the Company will be able to compete successfully against any of its competitors.

The downturn in the U.S. economy. Our revenues may be significantly impacted by the downturn in the U.S. economy. The slowing economy may also drive greater pricing pressures from our competition, increase the rate at which we lose business, or lead to disruptions in our supply chain, any of which would impede our ability to become profitable. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Dependence upon third-party suppliers and the availability of certain radiopharmaceuticals. We rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. We have also outsourced production of PET systems to a single contract manufacturer. If a disruption in the availability of parts, or in the operations of these suppliers were to occur, our business could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of systems for an extended period of time could cause the loss of revenue, which could significantly harm our business and results of operations. Our equipment leasing service will involve the use of certain radiopharmaceuticals. If we experience disruptions in the supply of these radiopharmaceuticals, that will cause us to cancel services that would otherwise be provided. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our equipment, and our business may be harmed.

No Assurance of Market Acceptance.     The Company’s systems involve new technology that competes with more established technologies.  The purchase and installation of our system involves a significant capital expenditure on the part of the purchaser.  A potential purchaser of our system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure.  There can be no assurance that the Company’s systems will be accepted by the target markets, or that the Company’s sales of systems will increase or that the Company will be profitable.

Patents and Proprietary Technology.  The Company holds certain patent and trade secret rights relating to various aspects of its technologies, which are of material importance to the Company and its future prospects.  Our pending U.S. and foreign patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that the Company’s products will not infringe on any patents of others. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

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

Government Regulation.   We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business including: the federal Medicare and Medicaid anti-kickback laws, other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products will decline and our business will be harmed.

We maintain a compliance program to identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor our operations, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action including corrective measures when necessary. There can be no assurance that our responsive actions will insulate us from liability associated with any detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could have a negative impact on us. If we are excluded from federal or state health care programs, our customers who participate in those programs could not do business with us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

All laws and regulations, including those specifically applicable to the Company, are subject to change.  The Company cannot predict what effect changes in laws and regulations might have on its business.  Failure to comply with applicable laws and regulatory requirements could have material adverse effect on the Company’s business, financial conditions, results of operations and cash flows.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

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

 Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company is headquartered in Fishers, Indiana, where it currently leases an office and warehouse. This facility lease is a one year lease expiring in September 2009. Rentals payments for the facility are $4,671 monthly.  In addition, In January 2009, the Company executed a one year operating lease for its remaining Houston operations. The lease term is from February 1, 2009 to January 31, 2010. Monthly rent for the facility is $1000.  The Company anticipates that the facility will be sufficient for its 2009 operating activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded and quoted on the NASDAQ OTC Bulletin Board under the symbol POSC. The Company’s common stock was previously traded on the NASDAQ Small Cap Market but  was delisted in 1997 because the Company was unable to comply with various financial and compliance requirements for continued inclusion on the NASDAQ Small Cap Market.  See “Item 1. Description of Business – Risks Associated with Business Activities.”

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2008 and 2007, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter	$0.07	$0.04	$0.13	$0.08
Second Quarter	$0.10	$0.04	$0.11	$0.09
Third Quarter	$0.09	$0.05	$0.10	$0.06
Fourth Quarter	$0.07	$0.01	$0.07	$0.04

FY 2008	POSITRON CORPORATION	FORM 10-KSB

There were approximately 290 shareholders of record of common stock as of April 15, 2009, including broker-dealers holding shares beneficially owned by their customers.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our selected financial data and our financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

Positron Corporation is a vertically integrated company in the field of Cardiac Nuclear Medicine. We operate our continuous business through the following:

Molecular Imaging Devices includes the development, manufacture and sale of Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) gamma cameras;

Radiopharmaceutical Products includes the development, manufacture and sale of robotic systems for distribution and delivery of radiopharmaceuticals and provides radiopharmaceutical agents used for the diagnosis of cardiac diseases.

We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We sell our radiopharmaceutical delivery systems to physician offices, hospitals, and nuclear pharmacies.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular diseases specialists today in the U.S., and their number will increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that performs or could perform nuclear cardiac procedures, and radiopharmacies that need to comply with the requirements of USP-797 or want to automate the delivery of radiopharmaceuticals. We are able to offer a total customer solution which includes low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceuticals agents for Cardiac Nuclear Medicine. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with leased cameras. We expect each of these trends to continue.

General

During 2008, we acquired Dose Shield, Inc. (“Dose Shield”), the developer and manufacturer of radiopharmaceutical delivery systems. This acquisition was aimed at accelerating our revenue growth and diversifying the lines of products and services that we offer. The acquisition of Dose Shield allows our business to not only offer new equipment complimentary to our molecular imaging devices, but also to penetrate the radiopharmaceutical market. We believe that these developments will contribute to our future revenue growth in 2009. Additionally,  in late 2008 we moved production of SPECT systems from Ottawa to Indianapolis, where we concentrated our manufacturing. We believe our product business benefited from significant cost reductions partially due to outsourcing some of our manufacturing processes. Furthermore, we have significantly lowered overhead expenses.

Within our Molecular Imaging Devices business, we hope  to experience an increase in sales with the launch of sales of new PET systems from our Chinese joint venture, Neusoft Positron Medical Systems. Our PET imaging system has been upgraded to accommodate the growing need by cardiologists for less expensive, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system has been submitted to the Food and Drug Administration for approval in January 2009. The Company believes that the cardiac market for PET is quickly emerging and provides an immediate opportunity to capture significant market share with a low-cost Cardiac PET. Positron’s technology for PET imaging provides image quality comparable to other PET manufactures with significantly less costs. In addition, Positron offers a software patient management solution to improve patient care, including software by K. Lance Gould, M.D., a world renowned expert of cardiac PET technology.  The Company has formed an exclusive collaboration with Dr. Gould in an effort to better differentiate from competition.
.
Our Radiopharmaceutical Products segment expects revenue growth from sales of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals. We believe that there is an immediate market opportunity for our radiopharmaceutical delivery system with centralized nuclear pharmacies and large hospitals, many of which are not compliant with the United States Pharmacopeia Chapter 797 compounding regulations. Our Nuclear Pharm-Assist® systems reduce clients’ overheads and the overall radiation exposure of workers, improves the efficiency of the pharmacy and complies with newly enacted sterility requirements.

We intend to enter the market as the first medical device manufacturer to sell the pharmaceutical directly to the end customer. Currently the cardiac drugs for SPECT imaging are prepared at centralized Radiopharmacies where they are marked up considerably.  Our  “virtual pharmacy” solution allows placing dose delivery systems into the physician’s offices. Our Nuclear Cardio-Assist™ provides nuclear cardiology departments the ease of “Unit Dose” with the reliability of an “In-House” supply. The Nuclear Cardio-Assist™ automatically elutes a generator, compounds kits, performs quality control, fills a syringe, assays the dose in the syringe and dispenses the dose in the syringe ready for patient injection. The Nuclear Cardio-Assist™ replaces typical “Hot” lab equipment and acts as a “virtual” nuclear pharmacy with “Unit Dose” availability, at the touch of a button, 24/7.

We believe that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

We expect increased sales and marketing spending to build on our 2009 sales.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

2008 Significant Transactions

Positron Pharmaceuticals – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Indiana corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 payable, at the closing and the balance due on December 31, 2008, unless extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred.

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

Notes Payable/Due to Affiliated Entities And Securities Exchange Agreement

Notes Payable – Affiliated Entities

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. During the year ended December 31, 2008, IMGM advanced an additional $835,000 to the Company. On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 (“Note 1”).  Note 1 was secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  On August 18, 2008, the advances totaling $835,000 were also formalized into a promissory note, with interest at 8%, due on December 31, 2008 (“Note 2”). Note 2 was also secured by the Pledged Shares. Prior to the” Exchange” (see discussion below), accrued interest on Notes 1 & 2 at totaled $68,000.

Advances from Related Party

During the year ended December 31, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) advanced the Company a total of $1,155,000.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman of Positron. Pursuant to a Securities Exchange Agreement (see discussion below), the Company retired all advances due to Solaris.

At December 31, 2008 advances due to three related parties totaled $133,000.

Securities Exchange Agreement among Positron Corporation, Imagin Molecular Corporation and Solaris Opportunity Fund, L.P.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P.  and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Results of Operations

Consolidated results of operations for the year ending December 31, 2008 include Positron and its wholly-owned subsidiaries Imaging Pet Technologies (“IPT”) and Positron Pharmaceuticals (“Pharma”).  Consolidated results of operations for the year ending December 31, 2007 include Positron and IPT.

Revenues - The Company generated revenues of $2,126,000 and $3,309,000 for the years ended December 31, 2008 and 2007, respectively. Revenue from sales of PulseCDC gamma cameras was $793,000 in 2008 compared to $1,991,000 in 2007.  The decrease in camera sales is attributable to three primary factors; 1) a change in the Company’s sales model moving away from using distributors to utilizing a direct sales force. This proved to be unsuccessful. 2)  decrease in the value of the US dollar compared to the Canadian dollar provided less incentive for US customers to purchase machines from IPT 3) downturn in general economic conditions. Service revenue totaled $1,150,000 and $1,215,000 for the years ended December 31, 2008 and 2007, respectively.

Costs of Sales - Costs of sales and gross profit (loss) % for the year ended December 31, 2008 were $2,939,000 and (38.3%), respectively compared to $2,928,000 and 11.5% for the year ended December 31, 2007. The significant decrease in gross profit is due in large part to activities in the Company’s subsidiary Positron Pharmaceuticals whose gross loss was approximately $554,000.  Subsequent to the Company’s acquisition of Dose Shield, Pharma spent significant amounts on the re-design of its Nuclear Pharm-Assist® systems that were already in process and for which we had established contract sales prices that were not adjusted. All additional costs were charged to the cost of the machines. Cost of sales also includes a write down of $412,000 taken upon the disposal of obsolete parts during the move from Ottawa to Indianapolis, and a charge for an additional reserve of $39,000 for slow moving parts.

Operating Expenses - The Company’s operating expenses were $7,514,000 for the year ended December 31, 2008 compared to $7,593,000 for the year ended December 31, 2007.

Selling, general and administrative expenses decreased $418,000 to $3,222,000 from $3,640,000 in the prior year.    During the year ended December 31, 2008, the Company closed the IPT facility in Ottawa and moved the remaining operations to Indianapolis. IPT’s selling, general and administrative expenses decreased from $1,759,000 to $763,000 for the years ended December 31, 2007 and 2008, respectively.  Pharma’s selling, general and administrative expenses were $316,000 for the year ended December 31, 2008

Research and development expenses for the year ended December 31, 2008 decreased $334,000 to $1,027,000 from $1,361,000 for the year ended December 31, 2007. IPT’s research and developments costs were $408,473 for the year ended December 31, 2008 compared to $822,000 for in 2007. During 2007 IPT’s wholly-owned subsidiary, QMT, was developing certain next generation technologies including PET-enabled surgical tools and solid-state photo detector technology which have implications in both molecular imaging and PET and which could have further application in the military and aerospace segments. During 2008, the Company suspended QMT’s research. Positron’s research and development were $618,000 and $538,000 for the years ended December 31, 2008 and 2007, respectively.  The increase is due to mainly to an increase in modernization expense related to NPMS joint venture totaled $214,000 and $81,000 in 2008 and 2007, respectively.  Modernization expenses increased as the Company prepared for submission of The Attrius™ Cardiac PET system  to the FDA in January 2009.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Operating expenses in 2008 include a charge for impairment of the intangible asset recorded related to the acquisition of Dose Shield. At the date of acquisition in June 2006, the Company recorded the excess of purchase price over the fair value of the net assets of $3,265,000 as an intangible asset. The entire amount was deemed impaired at December 31, 2008.  Operating expenses in 2007 include a charge for impairment of the intangible asset recorded related to the acquisition of the remaining 50.1% of IPT during the first quarter of 2007. At the date of acquisition the Company recorded the excess of purchase price over the fair value of the net assets as an intangible asset. The total impairment charge recorded in 2007 was $2,592,000.  SFAS 142 requires that goodwill be tested for impairment annually, utilizing the “fair value” methodology., The Company uses December 31 as the date for its annual impairment test.

Other Income (Expenses) - ..Interest expense was $687,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively. Interest expense in 2008 included $526,000 of discount amortization related to convertible debentures compared to $124,000 recorded in 2007. Interest expense for the year ended December 31, 2008 also includes $68,000 of interest on two notes payable to Imagin Molecular.  Those notes together with the accrued interest were retired in exchange for the 100,000 shares of the Company’s Series S Preferred Stock.

The Company recorded derivative gains of $63,000 for the year ended December 31, 2008 and derivative losses of $386,000 for the year ended December 31, 2007.  Derivative gains resulted from changes in variables used to calculate fair market value using the Black Sholes Model. Specifically, decreases of the Company’s stock price and less price volatility yielded a lower fair market value of the conversion features resulting in a decrease to the derivative liability during the year..

For the year ended December 31, 2007, the Company recorded equity in the losses of the NPMS joint venture in the amount of $23,000.  As of December 31, 2007 the Company’s investment in NPMS had been written down to zero.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of December 31, 2008, we had net operating loss carryforwards of approximately $25,000,000 for Federal reporting purposes. These amounts expire at various times through 2028. The Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2008 and 2007.

Under the provisions of Section 382 of the Internal Revenue Code a greater than 50% ownership change that occurs in the Company  limits the Company’s ability to utilize  certain pre-existing NOL’s  to reduce future taxable income and related tax liabilities.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Net Operating Loss - For the year ended December 31, 2008, the Company had a net loss of $8,975,000, or $0.07 per share, of which $7,493,000 was from domestic operations and $1,482,000 was generated in Canada, compared to a net loss of $7,780,000, or $0.08 per share, for the year ended December 31, 2007, of which $5,408,000 was from domestic operations and $2,372,000 was generated in Canada. The increase is due primarily to the impairment charge for the full write-down of goodwill recorded from  the acquisition of Dose Shield  in June 2008.

Liquidity and Capital Resources

At December 31, 2008, the Company had current assets of $1,033,000 and total assets of $1,104,000 compared to December 31, 2007 when current assets were $2,071,000 and total assets were $2,277,000. The decrease in current assets is attributable primarily to decreases in inventory from $1,172,000 at December 31, 2007 to $755,000 at December 31, 2008.  The inventory decrease is attributable to the closing and moving of the IPT Ottawa facility to Indianapolis.  Additionally, amounts due from affiliates decreased from $355,000 to $40,000 as a result of approximately $293,000 in payments received from Imagin Nuclear Partners and a reduction of net amounts due from NPMS of approximately $22,000 during 2008.

Current liabilities at December 31, 2008 were $7,254,000 compared to $4,147,000 at December 31, 2007.  Accounts payable and accrued liabilities were $2,687,000 and $2,314,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008, current liabilities also included $599,000 of convertible debentures which are due in May and June 2009 and related derivative liabilities of $2,314,000, and $540,000 of notes payable related to the acquisition of Dose Shield. Current amounts due to affiliates decreased from $1,346,000 at December 31, 2007 to $133,000 at December 31, 2008 as a result of the execution of a Securities Exchange Agreement whereby the Company issued Series S Preferred Shares in exchange for the retirement of two notes payable plus accrued interest due to Imagin Molecular Corporation.

Net cash used in operating activities during the year ended December 31, 2008 was $3,407,000 compared to $3,500,000 used in operating activities during the year ended December 31, 2007.

Net cash provided by investing activities of $762,000 during the year ended December 31, 2008 included $835,000 of advances from Imagin Molecular Corporation that were converted to notes and subsequently exchanged for shares of the Company’s Series S Preferred Stock.  Advances from Imagin Molecular in 2007 totaled $1,281,000, all of which was also converted and subsequently exchanged for Series S Preferred.  Investing activities at December 31, 2008 also included a payment of $60,000 as partial payment toward the purchase price for the acquisition of Dose Shield in June 2008.

Net cash provided by financing activities was $2,415,000 and $2,409,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company issued preferred stock for cash totaling $1,115,000 and also received proceeds from related parties of $1,288,000, the majority of which was received from the Solaris Opportunity Fund.  During the year ended December 31, 2007, the Company raised $2,656,000 in a private placement of its Series B Preferred Stock.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $85,580,000 at December 31, 2008.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales Attrius™ Cardiac PET system and through sales from of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals. of Nuclear Pharm-Assist® systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the Company achieves profitability. To date, management has been successful in raising cash on an as-needed basis for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed cash in this fashion.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2008, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis and the provisions FSP No. 157-3. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.  Consistent with the provisions of FSP No. 157–2, the Company elected to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

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

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

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

Revenue Recognition

Revenues from system contracts and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

Information Regarding and Factors Affecting Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company.  Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.

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

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates and foreign currencies.

Item 8.  Financial Statements

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive and financial officer has concluded that that there are material weaknesses in our disclosure controls and procedures.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Item 9A(T).  Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a significant deficiency and a material weakness in our internal control over financial reporting.

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

The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions. We intend to initiate measures to remediate the identified material weaknesses including establishing a formal review process for significant accounting transactions that includes the participation of the Company’s  management and corporate legal counsel, and establishing a formal audit committee.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such:

Name	Age	Position with the Company

Patrick G. Rooney	46	Chairman of the Board – Elected 2004
Joseph G. Oliverio	39	President and Director – Elected 2006
John Zehner	40	Executive Vice President
Corey N. Conn	47	Chief Financial Officer and Director – Elected 2008
Timothy M. Gabel	39	Vice President of Operations
Scott Stiffler	39	Director of Quality & Regulatory Affairs
Sachio Okamura	57	Director – Elected 2001
Dr. Anthony (Tony) C. Nicholls	60	Director – Elected 2005
Joseph C. Sardano	58	Director – Elected 2008

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

Joseph G. Oliverio.  Mr. Oliverio has served as President of the Company since December 27, 2005.  Mr. Oliverio also serves as the Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.   Mr. Oliverio has also joined the Board of Directors of Neusoft-Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET products. Prior to becoming President of the Company, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a well known coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets.

John Zehner. Mr. Zehner has served as Executive Vice-President of Positron, since June 2008. Mr. Zehner has over 14 years of experience in the Nuclear Medicine field. Zehner has been part of several start-ups, mergers and acquisitions. In 1993, he assisted in the start-up of Northern Virginia Isotopes, Inc., a nuclear pharmacy focused on distributing radioactive pharmaceuticals for diagnostics and therapy to the Washington, D.C. market. In 1994, he established Valley Isotopes, Inc., a nuclear pharmacy in Winchester, Virginia. In 1995, Zehner led the formation of Eastern Isotopes, Inc. through the merger of three nuclear pharmacies and later established its pharmaceutical manufacturing division for FDG in 1998. In 1999, he became President and COO of Eastern Isotopes, Inc. and under his leadership grew sales from approximately $4 million to over $34 million by 2003. In 2007, Zehner formed NukeMed, Inc. and Dose Shield after leading the extremely lucrative sale of Eastern Isotopes, Inc. to IBA, SA, a Belgium life science company.

Corey N. Conn.  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Mr. Conn also serves as President of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from 1995 to 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Timothy M. Gabel has served as Vice President of Operations for Positron Corporation since March of 2006.  Prior hereto and from 1996, Mr. Gabel specialized in international business, international technical project management, product research and development, lean manufacturing implementation, and product design with the automotive components supplier, Delphi Corporation.  His experience includes technology transfer, and joint venture partnership development with companies in China, Japan, Mexico and Europe. Mr. Gabel holds four U.S. patents, and earned his Bachelor’s of Science in Mechanical Engineering from the State University of New York at Buffalo.

Scott Stiffler.  Mr. Stiffler  has served as Director of Quality and Regulatory Affairs since September 2008.    Mr. Stiffler is responsible for maintaining ISO and FDA regulatory compliance at Positron.  Prior thereto Mr. Stiffler served as a Certified Six Sigma Black Belt as well as a Program Manager for the development of delivery devices at Eli Lilly and Company.  While at Eli Lilly Mr. Stiffler was responsible for the development of one of their highest volume insulin pens as well as several quality and cost improvement projects.  Prior to Eli Lilly Mr. Stiffler worked for 10 years in the automotive industry as an engineer and project manager. He has a degree in Mechanical Engineering from Purdue University and an MBA from Indiana University’s Kelley School of Business.

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

Dr. Anthony (Tony) C. Nicholls. Dr. Nicholls has served as a director since 2005.  Dr. Nicholls is an independent consultant with over 30 years experience in medical devices and diagnostics research.  He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship.  He co-founded FAS Medical Ltd., and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company's products in 21 countries. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ.  Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls' academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis.  Dr. Nicholls is a graduate of the University of  Birmingham School of Medical Sciences and has a Ph.D. in Immunology.

Joseph C. Sardano. Mr. Sardano has been elected as a director in 2008. Mr. Sardano served as a Senior Vice President of Sales and Marketing at Siemens Medical Solutions and CTI Molecular Imaging before becoming a strategic industry consultant and serving on the board of directors of various medical imaging companies. Mr. Sardano has served as CTI’s Senior Vice President of Sales and Marketing since September 2004. In this capacity, he led the sales and marketing activities for all business units of CTI, including the sales of scanners under the sales agency agreement with Siemens Medical Solutions USA, Inc. Previously, Mr. Sardano served as Vice President of Sales for CTI Solutions from September 2002 to September 2004. Prior to joining CTI, Mr. Sardano held several key positions in the medical industry. He was with GE Medical Systems where he served as Region Sales Manager from 1999 to 2000 and as P.E.T. Americas Sales Manager from 2001 to 2002. Prior to that, Mr. Sardano served as Vice President Sales for Elscint Inc., and Vice President and General Sales Manager for Fisher Scientific. He has also served in various management capacities with Toshiba America Medical Systems, Medstone International and Xerox Corporation. Mr. Sardano holds a Bachelor of Arts degree from Concordia University in Montreal, Canada and an Executive Business Development Diploma from McGill University ..

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2008 and 2007.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards	Nonequity incentive plan compensation	All Other Compensation	Total

Patrick G. Rooney	2008	$100,000	--	--	--	--	--	$100,000
Chairman of the Board	2007	$86,629	--	--	$143,556	--	--	$230,185

Joseph G. Oliverio	2008	$150,000	--	--	--	--	--	$150,000
President	2007	$156,250	--	--	$93,348	--	--	$249,598

Corey N. Conn	2008	$100,000	--	--	--	--	--	$100,000
Chief Financial Officer	2007	$103,158	--	--	$114,800	--	--	$217,958

Timothy M. Gabel	2008	$100,000	--	--	--	--	--	$100,000
Vice President of Operations	2007	$102,833	--	--	$57,400	--	--	$160,233

John Zehner	2008	$58,333	--	--	--	--	--	$58,333
Executive Vice President	2007	--	--	--	--	--	--	--

Scott Stiffler	2008	$16,667	--	--	--	--	--	16,667
Director of Quality and Regulatory Affairs	2007	--	--	--	--	--	--	--

(a) Mr. Zehner’s 2008 salary is for the partial year beginning on June 6, 2008, the date of acquisition of Dose Shield.  Mr. Stiffler began employment with the Company in October 2008.

Employment Agreements

Positron has an employment agreement with John Zehner, Executive Vice President. The term of the employment agreement is for a period of three years commencing on June 1, 2008; and is subject to automatic renewals for two (2) successive one year periods. Mr. Zehner has a base salary of $100,000. The base compensation may be increased (but not decreased) from time to time upon review by and within the sole and absolute discretion of the Board of Directors of Positron. The employment agreement cannot be terminated without cause.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1 column)

All Equity Compensation Plans Approved by Security Holders	19,425,000	$0.06	26,500,000	(1)

(1)	Includes 21,000,000 shares available under the 2005 Amended and Restated and 5,500,000 shares available for issuance under the 2008 Stock Incentive Plan

SUMMARY OF EQUITY COMPENSATION PLANS

Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees and it’s Chairman. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Compensation Committee, subject to the approval of the Board of Directors. During 2008, the Company did not pay any bonus pursuant to the incentive compensation plan.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2008, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 19,000,000 are fully vested.

2006 Stock Incentive Plan

Positron's Board administers the 2006 Stock Incentive Plan ("2006 Plan"), which was adopted by the Board effective April 10, 2006.  The 2006 Plan provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered.  Options may not be exercised more than ten years after the date of grant.  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.  A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2006 Plan.  As of December 31, 2008, all shares available  under the 2006 Plan had been issued.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

2007 Omnibus Securities and Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2007 Omnibus Securities and Incentive Plan ("2007 Plan"), which was adopted by the Board effective July 1, 2007.  The 2007 Plan provides for the direct issuance of Awards including any Distribution Equivalent Right, Option, Performance Share Award, Performance Unit Award, Restricted Stock Award, Stock Appreciation Right or Unrestricted Stock Award to key management employees, non-employee directors and non-employee consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  As of December 31, 2008, all shares under the 2007 Plan had been issued to consultants.

2008 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2008 Stock Incentive Plan ("2008 Plan"), which was adopted by the Board effective July 28, 2008. The purpose of the 2008 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2008 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2008 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 6,000,000 shares of Common Stock have been authorized for issuance under the 2008 Plan.  As of December 31, 2008,  500,000 shares had been issued under the 2008 Plan.

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

The Company did not make any contributions to the 401(k) Plan on behalf of employees in the year ended December 31, 2008.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2008 or 2007.

Compensation of Directors

Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Non-Employee Director Compensation

Beginning January 22, 1999 through current date, non-employee directors were not separately compensated for their services on the Board although they continued to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

Historically, each non-employee director was eligible to receive an initial option to purchase 25,000 shares of Common Stock under the Company's 1999 Non-Employee Directors' Stock Option Plan upon their election or appointment to the Board. The Company anticipates that future grants to non-employee directors may be made the with exercise prices for such grants equal to 100% of the fair market value of the Common Stock on the date of grant.

Item 12. Security Ownership of Directors, Officers and Certain Beneficial Owners

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

Security Ownership of Certain Beneficial Owners (a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock		% of Outstanding Common Stock (b)
Solaris Opportunity Fund, L.P.	1,114,274,140	(c)	61.2%
IMAGIN Diagnostic Centres, Inc.	362,325,250	(d)	19.9%

(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)
The percentage of outstanding Common Stock assumes full conversion of Convertible Series A, B, and S Preferred Stock into Common Stock and is based on 198,140,384 shares of Common Stock outstanding on April 15, 2009.

(c)
Includes 12,274,140 shares owned directly, shares issuable upon full conversion of 1,020,000 shares of Series B Preferred Stock into Common Stock, and shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock into Common Stock. The address for Solaris Opportunity Fund is  700 Commerce Suite 500 Dr. Oak Brook Il 60523

(d)
Includes 23,000,000 shares owned directly, shares issuable upon full conversion of 3,623,252 shares of Series B Preferred Stock into Common Stock, and 4,575,000 shares that may be acquired pursuant to warrants to purchase common shares that are or will become exercisable within 60 days of April 14, 2009. The address for IMAGIN is 3014 - 610 Granville St., Vancouver, British Columbia,
V6C 3T3, Canada. .

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Security Ownership of Directors, Director Nominees and Executive Officers

Title of Class	Name of Beneficial Owner	Beneficial Ownership (aa) (cc)	Percent of Class (bb)
Common	Joseph G. Oliverio	7,500,000 (cc )	3.4%
Common	Sachio Okamura	575,000 (dd )	*
Common	Patrick G. Rooney	5,075,000 (ee)	2.3%
Common	Dr. Anthony C. Nicholls	550,000 (ff) )	*
Common	Corey N. Conn	4,000,000 (gg) )	1.8%
Common	Timothy M. Gabel	1,500,000 (hh)	*
Common	All Directors and Executive Officers as a Group	19,200,000	8.8%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 198,140,384 shares of Common Stock outstanding as of April 14, 2009 plus stock options that are or will become exercisable within 60 days of April 14, 2009.

(cc)	Includes 7,500,000 shares that may be acquired by Mr. Oliverio pursuant to stock options that are or will become exercisable within 60 days of April 14, 2009.

(dd)	Includes 575,000 shares that may be acquired by Mr. Okamura pursuant to stock options that are or will become exercisable within 60 days of April 14, 2009.

(ee)	Includes 5,075,000 shares that may be acquired by Mr. Rooney pursuant to stock options that are or will become exercisable within 60 days of April 14, 2009.

(ff)	Includes 550,000 shares that may be acquired by Mr. Nicholls pursuant to options that are or will be exercisable within 60 days of April 14, 2009.

(gg)	Includes 4,000,000 shares that may be acquired by Mr. Conn pursuant to stock options that are or will become exercisable within 60 days of April 14, 2009.

(hh)	Includes 1,500,000 shares that may be acquired by Mr. Gabel pursuant to stock options that are or will become exercisable within 60 days of April 14, 2009.

The address for all officers and directors of the Company is 7715 Loma Ct. Suite A, Fishers, IN. 46038.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. During the nine months ended September 30, 2008, IMGM advanced an additional $835,000 to the Company. Positron’s President and Director, Joseph Oliverio and its Chief Financial Officer and Director, Corey Conn are both officers and directors of IMGM. On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 (“Note 1”).  Note 1 was secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  On August 18, 2008, the advances totaling $835,000 were also formalized into a promissory note, with interest at 8%, due on December 31, 2008 (“Note 2”). Note 2 was also secured by the Pledged Shares. Upon a default of either promissory note or the Pledge, IMGM may sell the Pledged Shares to repay any and all amounts due under the Note and/or the August 18, 2008 Note.  Accrued interest on the Notes at September 30, 2008 is $68,000.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P., Solaris Management, LLC, and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,195,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock. Patrick G. Rooney, the Chairman of Positron, is Managing Member of the Solaris Opportunity Fund.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed to the Company for the audits and other services provided by Frank L. Sassetti & Co., its independent registered public accounting firm for fiscal 2008 and 2007.

	Fiscal 2008	Fiscal 2007

Audit fees (1)	$57,942	$36,573
Audit-related fees	20,386	--
Tax fees	4,150	--
All other fees	--	--

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for due diligence and audit procedures related to an acquisition.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

The Board of Directors has considered the role of Frank L. Sassetti & Co. in providing certain tax services to Imagin and has concluded that such services are compatible with Frank L. Sassetti Co.’s independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then be responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.
.

Item 15. Exhibits

(a)	Exhibits

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

(b)	Reports on Form 8-K

There were no current reports on Form 8-K for the quarter ending December 31, 2008.

FY 2008	POSITRON CORPORATION	FORM 10-KSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 15, 2009	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Patrick G. Rooney, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick G. Rooney	April 15, 2009
Patrick G. Rooney
Chairman of the Board

/s/ Joseph G. Oliverio	April 15, 2009
Joseph G. Oliverio
President
(principal executive officer)

/s/ Corey N. Conn	April 15, 2009
Corey N. Conn
Chief Financial Officer
(principal accounting officer)
Director

/s/ Sachio Okamura	April 15, 2009
Sachio Okamura
Director

/s/ Dr. Anthony C. Nicholls	April 15, 2009
Dr. Anthony C. Nicholls
Director

/s/ Joseph C. Sardano	April 15, 2009
Joseph C. Sardano
Director

POSITRON CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended December 31, 2008 and 2007

FINANCIAL STATEMENTS

Frank L. Sassetti & Co.
Certified Public Accountants

The Board of Directors
Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Positron Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainly.

/s/ Frank L. Sassetti & Co.

April 15, 2009
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands, except share data)

ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$7	$192
Accounts receivable, net of allowance for doubtful accounts of $40 and $7	230	222
Inventories	755	1,172
Due from affiliates	40	355
Prepaid expenses	1	106
Other current assets	--	24
Total current assets	1,033	2,071

Investment in Joint Venture	--	--
Property and equipment, net	28	56
Other assets	43	150
Total assets	$1,104	$2,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$2,687	$2,314
Customer deposits	253	397
Notes payable	540	--
Convertible notes payable, less discount of $608	599	--
Unearned revenue	728	90
Due to affiliates	133	1,346
Derivative liabilities for convertible debentures	2,314	--
Total current liabilities	7,254	4,147

Obligation under capital lease	--	13
Convertible notes payable, less discount of $105	11	135
Deposits for unissued preferred stock	100	375
Derivative liabilities for convertible debentures, net of current portion	289	2,550
Total liabilities	7,654	7,220

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 and 464,319 shares issued and outstanding.	457	464
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 6,214,861 and 5,926,111 shares issued and outstanding	6,215	5,926
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 111,391 shares issued and outstanding	29	29
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	--
Common stock: $0.01 par value; 800,000,000 shares authorized; 160,240,384 and 102,555,302 shares outstanding.	1,602	1,026
Additional paid-in capital	70,686	64,314
Other comprehensive income	(44)	(82)
Accumulated deficit	(85,580)	(76,605)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(6,550)	(4,943)
Total liabilities and stockholders’ deficit	$1,104	$2,277

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007

Sales	$2,126	$3,309

Costs of sales	2,939	2,928

Gross profit (loss)	(813)	381

Selling, general and administrative	3,222	3,640
Research and development	1,027	1,361
Impairment of intangible asset	3,265	2,592

Total operating expenses	7,514	7,593

Loss from operations	(8,327)	(7,212)

Other income (expenses):
Interest expense	(687)	(199)
Equity in losses of unconsolidated subsidiaries	--	(23)
Derivative gains (losses)	63	(386)
Other	(24)	15
	(648)	(593)

Loss before income taxes, majority interest and extraordinary gain	(8,975)	(7,805)

Majority interest in loss of consolidated subsidiary	--	25

Loss before income taxes and extraordinary gain	(8,975)	(7,780)

Income taxes	--	--

Net loss	$(8,975)	$(7,780)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	38	(120)

Comprehensive loss	$(8,937)	$(7,900)

Basic and diluted loss per common share	$(0.07)	$(0.08)

Basic and diluted weighted average shares outstanding	134,556	95,875

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the two years ended December 31, 2008
(In thousands, except share data)

	Series A		Series B		Series S		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2006	464,319	$464	5,739,861	$5,740	--	$--	204,482	$52	86,205,202	$862

Net loss	--	--	--	--	--	--	--	--	--	--

Compensation related to Issuance options	--	--	--	--	--	--	--	--	--	--

Conversion of Series G preferred stock Into common stock	--	--	--	--	--	--	(93,091)	(23)	9,390,100	94

Issuance of Series B preferred stock through private placement	--	--	186,250	186	--	--	--	--	--	--

Issuance of common stock For services	--	--	--	--	--	--	--	--	6,960,000	70

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2007	464,319	$464	5,926,111	$5,926	--	--	111,391	$29	102,555,302	$1,026

Net loss	--	--	--	--	--	--	--	--	--	--

Compensation related to Issuance of options	--	--	--	--	--	--	--	--	--	--

Conversion of debentures to common stock	--	--	--	--	--	--	--	--	1,372,052	13

Issuance of common stock for cash	--	--	--	--	--	--	--	--	1,000,000	10

Issuance of common stock for services	--	--	--	--	--	--	--	--	14,000,000	140

Issuance of common stock for debt settlement	--	--	--	--	--	--	--	--	1,296,108	13

Issuance of common stock for partial purchase price for acquisition	--	--	--	--	--	--	--	--	40,000,000	400

Conversion of Series A preferred stock Into common stock	(6,720)	(7)	--	--	--	--	--	--	16,922	--

Issuance of Series B preferred stock through private placement	--	--	288,750	289	--	--	--	--	--	--

Issuance of Series S preferred stock for settlement of notes payable	--	--	--	--	100,000	100	--	--	--	--

Change in foreign currency Translation gain	--	--	--	--	--	--	--	--	--	--

Balance December 31, 2008	457,599	$457	6,214,861	$6,215	100,000	$100	111,391	$29	160,240,384	$1,602

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the two years ended December 31, 2008
(In thousands, except share data)
(Continued)

	Additional	Other		Treasury
	Paid-in	Comprehensive	Accumulated	Stock
	Capital	Income	Deficit	Shares	Amount	Total

Balance December 31, 2006	$60,552	$38	$(68,825)	60,156	$(15)	$(1,132)

Net loss	--	--	(7,780)	--	--	(7,780)

Compensation related to Issuance options	412	--	--	--	--	412

Conversion of Series G preferred stock Into common stock	(69)	--	--	--	--	2

Issuance of Series B preferred stock through private placement	2,978	--	--	--	--	3,164

Issuance of common stock For services	441	--	--	--	--	511

Change in foreign currency Translation gain	--	(120)	--	--	--	(120)

Balance December 31, 2007	$64,314	$ (82)	$(76,605)	60,156	$(15)	$(4,943)

Net loss	--	--	(8,975)	--	--	(8,975)

Compensation related to Issuance options	3	--	--	--	--	3

Conversion of debentures to common stock	(3)	--	--	--	--	10

Issuance of common stock for cash	40	--	--	--	--	50

Issuance of common stock for services	520	--	--	--	--	660

Issuance of common stock for debt settlement	75	--	--	--	--	88

Issuance of common stock for partial purchase price for acquisition	1,600	--	--	--	--	2,000

Conversion of Series A preferred stock into common stock	7	--	--	--	--	--

Issuance of Series B preferred stock through private placement	826	--	--	--	--	1,115

Issuance of Series S preferred stock for settlement of notes payable	3,304	--	--	--	--	3,404

Change in foreign currency Translation gain	--	38	--	--	--	38

Balance December 31, 2008	$70,686	$ (44)	$(85,580)	60,156	$(15)	$(6,550)

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007
(In thousands)

	2008	2007

Cash flows from operating activities:
Net loss	$(8,975)	$(7,780)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative (gains) losses	(63)	386
Compensation related to issuance of options	3	412
Depreciation expense	14	31
Amortization of intangible assets	38	10
Loss on disposal of assets	24	4
Issuance of common stock for services	660	511
Equity in losses of joint venture	--	23
Amortization of loan costs, debt discount and beneficial conversion feature	600	180
Majority interest in income of consolidated subsidiary	--	(25)
Impairment of intangible asset	3,265	2,592
Preferred stock issued for interest	68	--
Changes in operating assets and liabilities:
Accounts receivable	(20)	12
Inventories	588	516
Prepaid expenses	93	24
Other current assets	29	46
Accounts payable and accrued liabilities	516	(503)
Customer deposits	(99)	117
Unearned revenue	(148)	(56)

Net cash used in operating activities	(3,407)	(3,500)

Cash flows from investing activities:
Proceeds from notes payable to affiliated entities	835	1,281
Partial payment of purchase price of acquisition, net of cash received	(60)	--
Purchase of property and equipment	(13)	(23)

Net cash used provided by investing activities	762	1,258

Cash flows from financing activities:
Payment of notes payable	(41)	--
Proceeds from related party advances	1,288	--
Repayment of notes payable due to affiliated entities	--	(547)
Advance to affiliated entities	--	(72)
Repayment of advances made to affiliated entities	296	363
Capital lease obligation	(18)	9
Common stock issued	50	--
Preferred stock issued	1,115	--
Deposit for unissued securities	(275)	--
Proceeds from private placement	--	2,656

Net cash provided by financing activities	2,415	2,409

Effect of exchange rate changes on cash and cash equivalents	45	(90)

Net (decrease) increase in cash and cash equivalents	(185)	77

Cash and cash equivalents, beginning of year	192	115

Cash and cash equivalents, end of year	$7	$192

Supplemental cash flow information:
Interest paid	--	--
Income taxes paid	--	--

Non-cash disclosures
Issuance of common stock to satisfy debt obligation	$88	--
Fair market value of warrants issued with Series B Preferred shares recorded increase to paid in capital for value of warrants	$493	--
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$285	--
Series S Preferred Stock exchanged for retirement of notes payable and accrued interest due to related parties	$3,404
Conversion of Series A Preferred Stock to common stock	$7	--
Conversion of debentures to common stock	$51
Conversion of accrued interest to convertible notes payable	$116	--
Common stock issued for acquisition of Dose Shield	$2,000	--
Debt recorded for acquisition of Dose Shield	$540
Conversion of Series G Preferred to Common Stock	--	$23

See notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986.  Positron Corporation operations include Molecular Imaging Devices and Radiopharmaceutical Distribution Products. The Molecular Imaging Devices portion of the business provides Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras.  Radiopharmaceutical Products offers the world’s first robotic systems for distribution and delivery of radiopharmaceuticals and provides radiopharmaceutical agents used for the diagnosis of cardiac diseases.  The Company attempts to create revenue by offering low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceutical agents for cardiac nuclear medicine. The Company, participates in manufacturing of its PET scanner through its’ joint venture with Neusoft Medical Systems Co., LTD.  These systems will utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  The Company’s systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.

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

In October 2008, the Company closed the IPT facility in Canada and consolidated operations with Positron Pharmaceuticals in the United States.  At December 31, 2008, IPT continued to operate as a separate legal and accounting entity. However, the Company’s management is currently considering structural changes that include a merger of the U.S. and Canadian operations.

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Indiana corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 payable at the closing and the balance due on December 31, 2008, unless extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred.

The assets acquired  and liabilities assumed included accounts receivable and deferred revenues from sales contracts that were executed by Dose Shield’s majority shareholder NukeMed Corporation.  NukeMed, acting as Dose Shield’s sales and marketing agent, entered into several sales agreements for Nuclear Pharm -Assist™ systems.  The agreements and all obligations were assigned to Positron Pharmaceuticals in the Acquisition.   The Nuclear Pharm-Assist™ system is designed to support the staff of Nuclear Medicine Departments and Nuclear Pharmacies. The Nuclear Pharm -Assist™ compounds, kits, fills, assays and dispenses vials and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

Principles of Consolidation

For the years ended December 31, 2008 and 2007, the financial statements include the transactions of Positron Corporation and its wholly-owned subsidiaries Imaging Pet Technologies, Inc. (“IPT”) and Positron Pharmaceuticals acquired in 2008. All Intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation

As of December 31, 2008 and 2007 the accounts of the Company’s subsidiaries, IPT and QMT were maintained, and their consolidated financial statements were expressed in Canadian dollars. Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation.” According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rates. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

Concentrations of Credit Risk

Cash and accounts receivables are the primary financial instruments that subject the Company to concentrations of credit risk.  The Company maintains its cash in banks or other financial institutions selected based upon management's assessment of the bank's financial stability.  Cash balances periodically exceed the federal depository insurance limit.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line and declining balance methods over estimated useful lives of three to seven years, and declining balance methods for IPT’s computer software. Gains or losses on dispositions are included in the statement of operations in the period incurred.  Maintenance and repairs are charged to expense as incurred.

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

In addition, the Company follows the provisions of   FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No.109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation procedures, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Review of the Company’s possible tax for 2008 and 2007 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions, or other tax authority assessments, it would classify such expenses as part of the income tax provision.

Revenue Recognition

Revenues from system contracts and other nuclear imaging devices are recognized when all significant costs have been incurred and the system has been shipped to the customer.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place.  The cost of direct-response advertising is not significant.  Advertising expenses for 2008 and 2007 were $126,000 and $95,000, respectively.

Research and Development Expenses

All costs related to research and development costs are charged to expense as incurred.

Stock Based Compensation

The Company measures all employee share-based compensation awards under the provisions of SFAS No. 123(R) which uses a fair value based method and record share-based compensation expense in its financial statements if the requisite service to earn the award is provided.

Warranty Costs

The Company accrues for the cost of product warranty on the Company’s systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the years ended December 31, 2008 and 2007, service costs charged to expense were $706,000 and $1,036,000, respectively.  Warranty expense for Pulse CDC gamma systems sold by was $97,000 and $196,000 for the years ended December 31, 2008 and 2007, respectively.

Loss Per Common Share

Basic loss per common share is calculated by dividing net income by the weighted average common shares outstanding during the period.  Stock options and warrants are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the periods presented in the Statement of Operations and Comprehensive Income, as the effect would be antidilutive.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP No. 157–3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. On January1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non–recurring basis and the provisions FSP No. 157-3. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.  Consistent with the provisions of FSP No. 157–2, the Company elected to defer the adoption of SFAS No. 157 for non–financial assets and liabilities measured at fair value on a non–recurring basis. The Company is in the process of evaluating these portions of the standard and therefore has not yet determined the impact that the adoption will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations - Revised, that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 141(R) on its financial statements.

In March 2008, the FASB issued  SFAS Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.	Going Concern Consideration

Since its inception the Company has been unable to sell POSICAMTM, Pulse systems or systems acquired with the purchase of Dose Shield in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At December 31, 2008, the Company had an accumulated deficit of $85,580,000 and a stockholders’ deficit of $6,550,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $1,165,000 from issuance of Series B Preferred and common stock to fund operating activities in 2008.  The Company had cash and cash equivalents of $7,000 at December 31, 2008.  At the same date, the Company had accounts payable and accrued liabilities of $2,687,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability.  The Company’s long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business 3) meet current commitments and fund the continuation of its business operation in the near future and 4) raise additional funds through debt and/or equity financings.

3.         Positron Pharmaceuticals – Dose Shield Acquisition

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

If the acquisition had occurred at the beginning of the period, net sales for the year ended December 31, 2008 would have been $2,171,000. Net loss for the year would have been $9,275,000, and loss per share would have been $.06 per share.

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

Intangible Asset and Goodwill Impairment

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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

In performing the first step of the fiscal 2008 intangible asset or goodwill impairment test, management determined there was an indicator of impairment in the intangible asset recorded for the acquisition of Dose Shield because the carrying value of the reporting unit exceeded its estimated fair value.

In performing the second step of the impairment test, the Company allocated the estimated fair values of the Positron Pharmaceuticals reporting unit determined in step one of the impairment test, to the assets and liabilities as if a new acquisition were being accounted for in accordance with SFAS 141. Based on the Company’s annual review of goodwill in 2008, the Company recorded an impairment charge of $3,265,000, for the Positron Pharmaceuticals reporting unit which represented the entire intangible asset balance.

During the year ended December 31, 2007 the Company recorded an impairment charge of $2,592,000 against intangible assets recorded for the acquisition of IPT.

4.	Inventories

Inventories at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Finished systems	$111	$--
Raw materials and service parts	526	1,004
Work in progress	156	379
	793	1,383
Less: Reserve for obsolete inventory	(38)	(211)
	$755	$1,172

5.	Due From Affiliates

Due from affiliates at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
INP	$3	$320
NPMS	37	24
IMAGIN	--	11
Total	$40	$355

6.	Investment in Joint Venture

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

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling  Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology.  NPMS , has upgraded the PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system has been submitted to the FDA in January 2009.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company initially represented 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  The Company’s ownership of the JV Company has subsequently been diluted to 10% as a result of additional cash contributions by Neusoft.  The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  Initially, the Company accounted for its investment in NPMS under the equity method of accounting and shared the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.  During the year ended December 31, 2007 the Company’s investment had been written down to zero as a result of losses in NPMS.  As a result of  the dilution of the Company’s ownership in NPMS to 10%, the equity method of accounting is no longer applicable,

7.         Property and Equipment

Property and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Furniture and fixtures	$8	$130
Computer equipment	33	89
Machinery and equipment	--	32
	41	251
Less: Accumulated depreciation	(13)	(195)
	$28	$56

8.	Other Assets

Other assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Intangible assets	$12	$45
Deferred loan costs	31	105

Total	$43	$150

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Trade accounts payable	$1,966	$1,529
Accrued royalties	247	311
Accrued interest	103	139
Sales taxes payable	107	103
Accrued compensation	175	63
Accrued property taxes	36	45
Accrued professional fees	31	25
Accrued warranty costs	22	84
Other	--	15

Total	$2,687	$2,314

10.	Notes Payable/Due to Affiliated Entities And Securities Exchange Agreement

Notes Payable – Affiliated Entities

During the year ended December 31, 2007, the Company received non-interest bearing advances from its affiliate, Imagin Molecular Corporation, (“IMGM”) totaling $1,346,000. During the year ended December 31, 2008, IMGM advanced an additional $835,000 to the Company. On April 10, 2008, the Company and its affiliate, IMGM, formalized the advances of $1,346,000 from IMGM in the form of a promissory note bearing interest at 8% per annum, due on December 31, 2008 (“Note 1”).  Note 1 was secured by a pledge of 100,000,000 shares of Positron’s common stock, par value $0.001, (the “Pledged Shares”) in accordance with a Stock Pledge Agreement (the “Pledge”).  On August 18, 2008, the advances totaling $835,000 were also formalized into a promissory note, with interest at 8%, due on December 31, 2008 (“Note 2”). Note 2 was also secured by the Pledged Shares. Prior to the” Exchange” (see discussion below), accrued interest on Notes 1 & 2 at totaled $68,000.

Advances from Related Party

During the year ended December 31, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) loaned the Company a total of $1,155,000.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman of Positron. Pursuant to a Securities Exchange Agreement (see discussion below), the Company retired all advances due to Solaris.

 At December 31, 2008 and 2007, advances due to  related parties totaled $133,000 and $1,346,000, respectively.

Securities Exchange Agreement among Positron Corporation, Imagin Molecular Corporation and Solaris Opportunity Fund, L.P.

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P. and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock.

11.	Secured Convertible Notes Payable

Pursuant to the terms of a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually.  The Debentures are convertible into shares of the Company’s Common Stock as the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%; provided, however that the percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing of the transaction and (ii) 65% in the event the Registration Statement becomes effective  within one hundred and twenty days of the closing of the transaction. The Company filed a Registration Statement on June 20, 2006 that was subsequently withdrawn.  The Company may repay principal and interest in cash in the event that the price of the Company’s Common Stock is below $0.20 on the last business day of a month.  Pursuant to the terms of the Agreements, the Company issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.

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

At December 31, 2008, the beneficial conversion features had an estimated fair value of $2,314,000. In valuing the beneficial conversion features at December 31, 2008, the Company used the closing price of its common stock of $0.034, risk free rate of return of 0.875%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 200%. For the year ended December 31, 2008 the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $236,000. For the year ended December 31, 2007, the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $386,000.

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

At December 31, 2008 the balance of the convertible debentures net of discount of $608,000 was $599,000, all of which are current liabilities.

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

At the date of issuance, the beneficial conversion features had an estimated initial fair value of $285,000, of which $115,900 was recorded as a discount to the debt and $169,000 was immediately charged to derivative losses and recorded as a liability on the consolidated balance sheet. The estimated fair value of the beneficial conversion features was determined using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.065; risk free rate of return of 2.125%; dividend yield of  0%; the conversion price as defined in the debt agreement; 3 year term to maturity; and a volatility factor of 237%. The debt discount is being amortized over the term of the Convertible Debentures using the effective interest method.

At December 31, 2008, the beneficial conversion features had an estimated fair value of $289,000. In valuing the beneficial conversion features at December 31, 2008, the Company used the closing price of its common stock of $0.034, risk free rate of return of 0.875%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 226%. For the year ended December 31, 2008 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $4,000.

At December 31, 2008 the balance of the Notes net of discount of $105,000 was $11,000, all of which are non-current liabilities.

12.	Stock Options and Warrants

Options

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005 and approved by the shareholders at the 2006 Annual Meeting.  The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock).  Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders).  Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days, to the extent it is exercisable on the date of termination.  In the case of a termination due to death or disability, an option will remain exercisable for a period of one year, to the extent it is exercisable on the date of termination.    A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. No shares were issued under the plan for the years ended December 31, 2008 or 2007. As of December 31, 2008, a total of 19,000,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 19,000,000 are fully vested.

2006 Stock Incentive Plan

On April 10, 2006, the Company’s Board of Directors adopted a 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 5,000,000 shares of common stock have been authorized for issuance under the 2006 Plan. No shares were issued under the plan for the years ended December 31, 2008 or 2007. As of December 31, 2008, all shares available under the 2006 Plan had been issued.

2007 Omnibus Securities and Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2007 Omnibus Securities and Incentive Plan ("2007 Plan"), which was adopted by the Board effective July 1, 2007.  The 2007 Plan provides for the direct issuance of Awards including any Distribution Equivalent Right, Option, Performance Share Award, Performance Unit Award, Restricted Stock Award, Stock Appreciation Right or Unrestricted Stock Award to key management employees, non-employee directors and non-employee consultants.  The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of  5,000,000 shares of Common Stock have been authorized for issuance under the 2007 Plan.  The entire 5,000,000 available shares were issued by the Company during the year ended December 31, 2007 for which the Company recorded corresponding consulting expenses of $345,000

2008 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2008 Stock Incentive Plan ("2008 Plan"), which was adopted by the Board effective July 28, 2008. The purpose of the 2008 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2008 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2008 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 6,000,000 shares of Common Stock have been authorized for issuance under the 2008 Plan.  For the year ended December 31, 2008, the Company issued 500,000 shares of stock under the plan and recorded a corresponding consulting expense of $15,000. As of December 31, 2008, 500,000 shares had been issued under the 2008 Plan.

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price
Balance at December 31, 2006	19,500,000	$0.06

Granted	--	--
Forfeited	(75,000)	$0.10 - $0.12
Exercised	--	--

Balance at December 31, 2007	19,425,000	$0.06

Granted	--	--
Forfeited	--	--
Exercised	--	--

Balance at December 31, 2008	19,425,000	$0.06

Following is a summary of stock options outstanding at December 31, 2008 and 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Term (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.05	7,500,000	2.00	$0.05	7,500,000	$0.05
$0.06	11,500,000	2.00	$0.06	11,500,000	$0.06
$0.11	25,000	2.25	$0.11	25,000	$0.11
$0.08	25,000	3.00	$0.08	25,000	$0.08
$0.01	25,000	4.00	$0.01	25,000	$0.01
$0.05	20,000	4.33	$0.05	20,000	$0.05
$0.03	25,000	5.00	$0.03	25,000	$0.03
$0.02	205,000	5.42	$0.02	205,000	$0.02
$0.04 - $0.12	100,000	6.06	$0.09	100,000	$0.09

Balance at 12/31/2008	,19,425,000		$0.06	19,425,000	$0.06

Balance at 12/31/2007	19,425,000		$0.06	18,903,646	$0.06

The Company did not grant any stock options during the years ended December 31, 2008 and 2007. Stock-based compensation included in general and administrative expense is $3,200 and $412,000 for the years ended December 31, 2008 and 2007, respectively.

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.034 as of the last business day of the year ended December 31, 2008.  There were no options exercised during the years ended December 31, 2008 and 2007.

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding And Exercisable	19,425,000	$0.06	$155,400

Warrants

In March 2008, the Company issued 162,500 shares of its Series B Preferred Stock in a private placement to investors for $650,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.06; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 181%. The fair value of the warrants of $365,517 was recorded as an increase to Additional paid-in capital – stock warrants.

In October 2008, the Company issued 126,250 shares of its Series B Preferred Stock in a private placement to investors for $465,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.08; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 173%. The fair value of the warrants of $127,442 was recorded as an increase to Additional paid-in capital – stock warrants.

A summary of warrant activity is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2006	58,374,100		$0.12
Warrants expired in 2007	(750,000)	$0.03 - $2.40	$0.81
Balance at December 31, 2007	57,624,100		$0.11
Warrants expired in 2008	(11,474,100)	$0.10-$0.25	$0.12
Warrants issued with Series B Preferred Stock in private placement	14,437,500	$0.10	$0.10
Balance at December 31, 2008	60,587,500		$0.10

All outstanding warrants are currently exercisable.  A summary of outstanding stock warrants at December 31, 2008 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	(a)	--	$0.02
3,750,000	June 2009	0.5	$0.02
8,575,000	May 2010	1.4	$0.02
30,000,000	May 2013	4.4	$0.15
8,125,000	March 2010	1.25	$0.10
6,312,500	October 2010	1.75	$0.10
60,587,500

(a) Warrants expire six months after the date on which a registration statement is filed and accepted by the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant.

13.       Preferred Stock

The Company’s Articles of Incorporation, as amended authorize the Board of Directors to issue 10,000,000 shares of preferred stock from time to time in one or more series.  The Board subsequently authorized an additional 9,000,000 shares designated as Series B Preferred Stock. Out of the 10,000,000 shares of preferred, the Board designated 3,000,000 shares Series G Preferred Stock on April 4 2006, and designated 100,000 shares Series S Preferred Stock on September 25, 2008.  The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.

Series A Preferred Stock

In February, March and May of 1996, the Company issued 3,075,318 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock $1.00 par value (“Series A Preferred Stock”) and Redeemable common stock Purchase Warrants to purchase 1,537,696 shares of the Company’s Common Stock.  The net proceeds of the private placement were approximately $2,972,000.  Subject to adjustment based on issuance of shares at less than fair market value, each share of the Series A Preferred Stock was initially convertible into one share of common stock.  Each Redeemable common stock Purchase Warrant is exercisable at a price of $2.00 per share of common stock.  Eight percent (8%) dividends on the Series A Preferred Stock may be paid in cash or in Series A Preferred Stock at the discretion of the Company.  The Series A Preferred Stock is senior to the Company’s common stock in liquidation.  Holders of the Series A Preferred stock may vote on an as if converted basis on any matter requiring shareholder vote.  While the Series A Preferred Stock is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company.  The Series A Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice and notice may only be given if the Company’s common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice. As of December 31, 2008, stated dividends that are undeclared and unpaid on the Series G Preferred Stock total approximately $558,000.

On March 6, 2008 a shareholder converted 6,720 shares of Series A Preferred Stock into 16,922 shares of the Company’s common stock, par value $0.01 per share.  The fair market value of the common stock on the date of conversion was $0.05 per share. At December 31, 2008 there were 457,599 shares of Series A Preferred Stock were outstanding.

Series B Preferred Stock

On September 30, 2006 the Board of Directors authorized a  series of preferred stock designated Series B Preferred Stock.  The number of shares authorized was 9,000,000.  Each share of Series B Preferred Stock $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A and G Preferred Stock in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While Series B Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  The Series B Preferred Stock may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.

In March 2008, the Company issued 162,500 shares of its Series B Preferred Stock in a private placement to investors for $650,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.06; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 181%. The fair value of the warrants of $365,517 was recorded as an increase to Additional paid-in capital – stock warrants.

In October 2008, the Company issued 126,250 shares of its Series B Preferred Stock in a private placement to investors for $465,000.  For every two shares of Series B Preferred purchased, the Company issued a warrant exercisable for 100 shares of common stock at an exercise price of $0.10 per shares. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.08; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 173%. The fair value of the warrants of $127,442 was recorded as an increase to Additional paid-in capital – stock warrants.

As of December 31, 2008, 6,214,861 shares of Series B Preferred Stock were outstanding.

Series G Preferred Stock

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

The holders of shares of Series G Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company at the annual rate of $0.40 per annum on each outstanding share of Series G Preferred Such dividends shall accumulate from the date issued and be paid when, as and if declared, annually on November 1st of each year commencing on November 1, 2006. As of December 31, 2008, stated dividends that are undeclared and unpaid on the Series G Preferred Stock total approximately $156,000.

In 2006, the Company issued 204,482 Units in a private placement. Each Unit consists of one share of a new series of preferred stock designated Series G Preferred Stock and a warrant exercisable for 50 shares of common stock (the "Units"). The purchase price was $5.50 per Unit for a total offering amount of $1,124,650. The net proceeds of the private placement were approximately $1,096,000.

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

On April 11, 2007, 93,091 shares of Series G Preferred were converted into 9,309,100 shares of Positron common stock. As of December 31, 2008 and 2007, 111,391 shares of Series G Preferred Stock were outstanding.

Series S Preferred

On November 7, 2008 the Board of Directors authorized a new series of preferred stock designated Series S Convertible Preferred Stock.  The number of shares authorized was 100,000.  Each share of Series S Convertible Preferred Stock, $1.00 par value per share, is convertible into 10,000 shares of the Company’s Common Stock, subject to adjustment  The Series S Preferred Stock is senior to the Company’s Common Stock and junior in priority to the Company’s A, B and G Preferred Stock in liquidation. Holders of the Series S Preferred Stock are entitled to 10,000 votes per share on all matters requiring shareholder vote.  While Series S Preferred Stock is outstanding no Common Stock dividends may be paid or declared by the Company.  As of December 31, 2008, 100,000 shares of Series S Convertible Preferred Stock were outstanding.

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

14.      Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2008, the Company had domestic net operating loss (“NOL”) carryforwards for income tax purposes of approximately $25,000,000, which expire in 2009 through 2028.  Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

At December 31, 2007 the Company’s deferred tax asset included $661,000 of foreign net operating loss carryforwards from its wholly-owned Canadian subsidiary, IPT.  During 2008, the Company closed IPT’s Canadian facility and consolidated the operation in the United States.  The Company’s management is currently considering structural changes that include a merger of the U.S. and Canadian operations. For these reasons, it is unlikely that the foreign net operating losses will ever be utilized and therefore they were excluded from the calculation of the deferred tax asset and related valuation allowance at December 31, 2008.

The composition of deferred tax assets and the related tax effects at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating losses:
Domestic	$8,595	$7,257
Foreign	--	673
Stock option compensation	287	286
Accrued liabilities and reserves	147	193
	9,029	8,409
Valuation allowance	(9,029)	(8,409)

Total deferred tax assets	$--	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2008		2007
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$3,052	34.0%	$2,645	34.0%
Goodwill impairment – not deductible for tax purposes	(1,110)	(12.4)	(881)	(11.3)
Expenses not deductible for tax purposes	(163)	(1.8)	(169)	(2.2)
Statutory rate difference – foreign subsidiary	--	--	(365)	(4.7)
Foreign NOL’s forfeited (1)	(739)	(8.2)	--	--
Other	59	0.6	236	3.0
Change in valuation allowance	(1,099)	(12.2)	(1,466)	(18.8)
	$--	--%	$--	--%

(1) Represents deferred tax benefit attributable to net operating losses of Canadian foreign subsidiary, Imaging Pet Technologies.  The Company ceased all Canadian operations in 2008. Consequently, it is not likely that the Company will utilize any of the net operating losses accumulated in its foreign subsidiary.

15.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company.  Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan allows for the Company to make discretionary contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement.    The Company made no contributions in 2008 and 2007.  The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were made by the Company in 2008 or 2007.

16.	Related Party Transactions

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and it’s Chairman.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s compensation committee, subject to the approval of the board of directors.  During 2008 or 2007 the Company did not pay any bonus pursuant to the incentive compensation plan.

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

Royalty Agreements

The Company acquired the know-how and patent rights for Positron Imaging from three entities: the Clayton Foundation, K. Lance Gould (formerly a director) and Nizar A. Mullani (also formerly a director.)  Pursuant to agreements with each of them, the Company was obligated to pay royalties of up to 4.0% in the aggregate of gross revenues from sales, uses, leases, licensing or rentals of the relevant technology.  In January 2008, the Company and the Clayton Foundation agreed to settle all outstanding royalty obligations for 1,296,108 shares of Positron common stock valued at $88,135. As a result of the settlement with the Clayton Foundation, the Company recorded a reversal of royalty expense of approximately $67,000 for the year ended December 31, 2007. Royalty obligations amounting to approximately $247,000 and $311,000 are included in current liabilities at December 31, 2008 and 2007, respectively.

Lease Agreements

During the year ended December 31, 2008, the Company operated its facilities under three separate operating leases. The Company’s Houston facility operated on month to month lease for the entire year.
The lease for the IPT facility in Canada, expired July 31, 2008 at which time the Company continued the lease on a month to month basis until its operations were consolidated and moved. Positron Pharmaceuticals has a one year operating lease expiring in September 2009 with a monthly rent of $4,167.  The cost of leasing the Company’s operating facilities amounted to approximately $144,000 and$167,000 in 2008 and 2007, respectively.

In January 2009, the Company executed a one year operating lease for its remaining Houston operations. The lease term is from February 1, 2009 to January 31, 2010. Monthly rent for the facility is $1000.

At December 31, 2008, future minimum rental payments under operating leases were approximately $47,000.

Litigation

From time to time the Company may be involved in various legal actions in the normal course of business for which the Company maintains insurance.  The Company is currently not aware of any material litigation affecting the Company.

18.       Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2008	2007
Numerator:
Basic and diluted net loss:	$(8,975)	$(7,780)
Denominator:
Denominator for basic earnings per share-weighted average shares	134,556	95,875
Effect of dilutive securities
Convertible Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted Average shares and assumed conversions	134,556	95,875

Basic and diluted loss per common share	$(0.07)	$(0.08)

All common stock equivalents in the years ended December 31, 2008 and 2007 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	2008	2007
Convertible Series A Preferred Stock	457	464
Convertible Series B Preferred Stock	621,486	592,611
Convertible Series G Preferred Stock	11,139	11,139
Convertible Series S Preferred Stock	1,000,000	--
Stock Warrants	60,588	57,624
Stock Options	19,425	19,425
	1,713,095	681,263

19.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows (in thousands):

	2008	2007
United States
Revenues	$1,009	$864
Operating expenses	6,343	5,012
Net loss	(7,493)	(5,408)

Canada
Revenues	$1,117	$2,445
Operating expenses	1,171	2,581
Net loss	(1,482)	(2,372)

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the years ended December 31, 2008 and 2007 the Company had a limited number of customers as follows:

	2008	2007

Number of customers	68	69
Customers accounting for more than 10% of revenues	1	1
Percent of revenues derived from largest customer	10%	12%
Percent of revenues derived from second largest customer	8%	8%

20.	Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$426	$767	$384	$549

Gross profit (loss)	(122)	221	(4)	(908)

Net loss	(1,099)	(2,017)	(265)	(5,594)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.00)*	$(0.03)

Weighted average basic and diluted shares	106,428	116,076	156,240	158,974

* Less than (.001) per share.

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Net sales	$1,201	$869	$570	$669

Gross profit (loss)	379	246	121	(365)

Net loss	(1,119)	(1,107)	(1,504)	(4,050)

Net earnings (loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average basic and diluted shares	87,083	95,896	97,776	102,553

EXHIBITS

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith
#	Furnished herewith