Form 10-Q
period 2009-03-31
POSITRON CORP
filed 2009-05-20
CIK 844985

FORM 10-Q	MARCH 31, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                                                                           MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (317) 576-0183

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	201,890,384

FORM 10-Q	MARCH 31, 2009

POSITRON CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2009

FORM 10-Q	MARCH 31, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1	$7
Accounts receivable	198	230
Inventories	817	755
Due from affiliates	80	40
Prepaid expenses	3	1
Total current assets	1,099	1,033

Property and equipment, net	30	28
Other assets	24	43
Total assets	$1,153	$1,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,662	$2,687
Customer deposits	131	253
Notes payable	540	540
Convertible notes payable, less discount of $324 and $ 608	883	599
Unearned revenue	773	728
Due to related parties	124	133
Derivative liabilities for convertible debentures	2,221	2,314
Total current liabilities	7,334	7,254

Convertible notes payable, less discount of $102 and $105	14	11
Deposits for unissued securities	--	100
Derivative liabilities for convertible debentures, net of current portion	294	289
Total liabilities	7,642	7,654

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 6,765,942 and 6,214,861 shares issued and outstanding	6,715	6,215
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 105,391 and 111,391 shares issued and outstanding	23	29
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 179,015,384, and 160,240,384 shares outstanding	1,790	1,602
Additional paid-in capital	70,789	70,686
Other comprehensive loss	(22)	(44)
Accumulated deficit	(86,326)	(85,580)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(6,489)	(6,550)

Total liabilities and stockholders’ deficit	$1,153	$1,104

See accompanying notes to financial statements

FORM 10-Q	MARCH 31, 2009

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues:	$367	$426

Costs of revenues:	239	548

Gross profit (loss)	128	(122)

Operating expenses:
Research and development	30	285
Selling and marketing	16	38
General and administrative	609	1,041

Total operating expenses	655	1,364

Loss from operations	(527)	(1,486)

Other income (expense)
Interest expense	(307)	(78)
Derivative gains	88	465

Total other income (expense)	(219)	387

Loss before income taxes	(746)	(1,099)

Income taxes	--	--

Net loss	(746)	(1,099)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	22	(4)

Comprehensive loss	$(724)	$(1,103)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	170,733	106,248

See accompanying notes to financial statements

FORM 10-Q	MARCH 31, 2009

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(746)	$(1,099)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3	7
Amortization of loan costs, debt discount and beneficial conversion features	306	95
Stock based compensation	--	1
(Gain) loss on derivative liabilities	(88)	(465)
Common stock issued for services	169	425
Changes in operating assets and liabilities:
Accounts receivable	28	39
Inventory	(74)	56
Prepaid expenses	(1)	7
Other current assets	--	(8)
Accounts payable and accrued liabilities	7	83
Customer deposits	(119)	81
Unearned revenue	45	36

Net cash used in operating activities	(470)	(742)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(3)

Net cash used in investing activities	(5)	(3)

Cash flows from financing activities:
Proceeds from notes payable to related parties	--	410
Proceeds from preferred stock	615	314
Proceeds from common stock	--	50
Deposit for unissued securities	(100)	--
Capital lease payments	--	(18)
Repayments of advances to affiliated entities	(34)	5
Advance to affiliated entities	(16)	(14)

Net cash provided by financing activities	465	747

Effect of exchange rate changes on cash and cash equivalents	4	(10)

Net (decrease) in cash and cash equivalents	(6)	(8)

Cash and cash equivalents, beginning of period	7	192

Cash and cash equivalents, end of period	$1	$184

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$--	$366
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$--	$285
Conversion of debentures to common stock	$--	$46
Conversion of accrued interest to convertible notes payable	$--	$116
Conversion of Series A Preferred Stock to common stock	$--	$6
Conversion of Series B Preferred Stock to common stock	$122	$--
Conversion of Series G Preferred Stock to common stock	$6	$--

See accompanying notes to financial statements

FORM 10-Q	MARCH 31, 2009

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2008, as reported in the Form 10-K, have been omitted.

For the three months ended March 31, 2009 and 2008, the financial statements include the transactions of Positron Corporation, and its wholly-owned subsidiaries, Imaging Pet Technologies, Inc. (“IPT”) and Positron Pharmaceuticals Company (“Positron Pharma”). All Intercompany transactions and balances have been eliminated.

2.	Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.   The adoption of SFAS No. 161 did not have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company does not expect the adoption of FSP142-3 to have a material impact on the financial results of the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its financial statements.

FORM 10-Q	MARCH 31, 2009

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern

Since its inception the Company has been unable to sell POSICAMTM, Pulse systems or systems acquired with the purchase of Dose Shield in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  At March 31, 2009, the Company had an accumulated deficit of $86,326,000 and a stockholders’ deficit of $6,489,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $615,000 from issuance of Series B Preferred to fund operating activities during the three months ended March 31, 2009.  The Company had cash and cash equivalents of $1,000 at March 31, 2009.  At the same date, the Company had accounts payable and accrued liabilities of $2,662,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	Inventories

Inventories at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished systems	$111	$111
Raw materials and service parts	591	526
Work in progress	246	156
	948	793
Less: Reserve for obsolete inventory	(131)	(38)
Total	$817	$755

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

FORM 10-Q	MARCH 31, 2009

	March 31, 2009	December 31, 2008
Trade accounts payable	$1,879	$1,966
Accrued royalties	251	247
Accrued interest	123	103
Sales taxes payable	110	107
Accrued compensation	192	175
Accrued property taxes	37	36
Accrued professional fees	48	31
Accrued warranty costs	22	22

Total	$2,662	$2,687

6.	Secured Convertible Notes Payable

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

At March 31, 2009, the beneficial conversion features had an estimated fair value of $2,221,000. In valuing the beneficial conversion features at March 31, 2009, the Company used the closing price of its common stock of $0.024, risk free rate of return of 0.875%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 242%. For the three months ended March 31, 2009 and 2008 the Company derivative gains from the beneficial conversion features in the Convertible Debentures of $94,000 and $465,000, respectively.

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

At March 31, 2009, the beneficial conversion features had an estimated fair value of $294,000. In valuing the beneficial conversion features at March 31, 2009, the Company used the closing price of its common stock of $0.024, risk free rate of return of 0.875%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 262%. For the three months ended March 31, 2009 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $6,000.

FORM 10-Q	MARCH 31, 2009

Advances from Related Parties

Advances from Related Parties include amounts due to shareholders and Company officers.

7.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assume that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2009 and 2008 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data).

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator
Basic and diluted loss	$(746)	$(1,099)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	170,733	106,428

Basic and diluted loss per common share	$(0.01)	$(0.01)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2009	March 31, 2008
Convertible Series A Preferred Stock	457	458
Convertible Series B Preferred Stock	676,594	608,861
Convertible Series G Preferred Stock	10,539	11,139
Convertible Series S Preferred Stock	1,000,000	--
Stock Warrants	60,588	65,749
Stock Options	19,425	19,425
	1,767,603	705,632

8.	Stockholders’ Deficit

During the three months ended March 31, 2009, the Company issued 5,950,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $169,000 for the issued shares.

FORM 10-Q	MARCH 31, 2009

In March 2009, the Company issued 100,000 shares of Series B Preferred Stock to unrelated investors for cash of $200,000.  For each share purchased the investors received a warrant to purchase four hundred shares of common stock at an exercise price of $0.10 per share.  The warrants expire in March 2011. The warrants were valued using the Black Scholes Valuation Method based on the fair value of the Company’s common stock of $0.02; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 226%. The fair value of the warrants of $151,359 was recorded as an increase to Additional Paid-In Capital.

In January 2009, the Company issued 573,332 shares of Series B Preferred Stock to unrelated investors for cash of $415,000.

During the three months ended March 31, 2009, investors converted 122,250 shares of Series B Preferred Stock into 12,225,000 shares of common stock.

On March 3, 2009, investors converted 6,000 shares of Series G Preferred Stock into 600,000 shares of common stock.

9.	Segment Information and Major Customers

The Company has operations in the United States and Canada. Selected financial data by geographic area was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
United States
Revenues	$297	$203
Operating expenses	643	980
Net loss	(743)	(546)

Canada
Revenues	$70	$223
Operating expenses	12	384
Net loss	(3)	(553)

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the three months ended March 31, 2009, the Company had a limited number of customers as follows:

Number of customers	30
Customers accounting for more than 10% of revenues	1	*
Percent of revenues derived from largest customer	41%

* During the three months ended March 31, 2009, the Company sold one refurbished PET System for $150,000.  All other revenue was derived from service and parts sales.

FORM 10-Q	MARCH 31, 2009

10.	Subsequent Event

On May 18, 2009, the Company authorized the issuance of options to purchase an aggregate of 1,000,000 shares of Series B Preferred Stock to key employees and consultants of the Company. The options are exercisable at the price of $1.00 per share of Series B and expire on December 31, 2013.

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

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations during 1986.  Positron Corporation operations include Molecular Imaging Devices and Radiopharmaceutical Distribution Products. The Molecular Imaging Devices portion of the business provides Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras.  Radiopharmaceutical Products offers the world’s first robotic systems for distribution and delivery of radiopharmaceuticals and provides radiopharmaceutical agents used for the diagnosis of cardiac diseases.  The Company attempts to create revenue by offering low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceutical agents for cardiac nuclear medicine. The Company, participates in manufacturing of its PET scanner the Attrius™, through its’ joint venture with Neusoft Medical Systems Co., LTD.  These systems will utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  The Company’s systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company faces competition principally from three other companies which specialize in advanced medical imaging equipment.

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

FORM 10-Q	MARCH 31, 2009

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

Joint Venture

The Company and Neusoft Medical Systems Co., Inc., through their joint venture, Neusoft Positron Medical Systems Co., Ltd. (the "NPMS"), have been, developing an upgraded PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system was submitted to the FDA in January 2009 and was approved in April 2009.

Results of Operations

The consolidated results of operations for the three months ended March 31, 2009 and 2008 included the results of Positron Corporation and its wholly-owned subsidiaries Imaging Pet Technologies (“IPT”) and Positron Pharmaceuticals Company (not included in 2008 results since acquisition was made in June 2008).

Comparison of the Results of Operations for the Three Months ended March 31, 2009 and 2008

The Company experienced a net loss of $746,000 for the three months ended March 31, 2009 compared to a loss of $1,099,000 for the same period in 2008.  The decrease in the current three month period as compared to the same period last year is attributable to a significant decrease in operating expenses resulting in large part from the closing of the IPT facility in Canada in 2008. In addition, also in 2008 the Company significantly down sized its Houston operation where it now has just one employee. All operations of the Company have been consolidated in Indianapolis, Indiana.

Revenues - Revenues for the three months ended March 31, 2009 were $367,000 as compared to $426,000 for the three months ended March 31, 2008.  In each three month period the Company had system sales of approximately $150,000. However, service revenue decreased from $271,000 during the three months ended March 31, 2008 to $217,000 during the three months ended March 31, 2009.  The significant drop in IPT gamma camera sales since 2007 has resulted in a sharp decrease in service revenue. In addition, the Company lost four service contracts that covered PET systems and another customer converted to a time and materials contract that also resulted in less service revenue.

Operating Expenses - Operating expenses for the three months ended March 31, 2009 were $655,000 compared to $1,364,000 for the three months ended March 31, 2008.

Research and development costs for the three months ended March 31, 2009 were $30,000 compared to $285,000 for the three months ended March 31, 2008. Research and development costs at IPT were approximately $120,000 for the three months ended March 31, 2008. These costs were related to further development of the IS2 gamma cameras.  The Company has temporarily stopped development on the camera until adequate funding can be obtained.  For the three months ended March 31, 2008 the Company also incurred research costs of $164,000 related to the NPMS joint venture and upgrade and modernization of the PET imaging system.  The modernization development program was substantially completed in 2008 and the new system was submitted to the FDA in January 2009 and was approved in April 2009.

FORM 10-Q	MARCH 31, 2009

Sales and marketing expense for the three months ended March 31, 2009 and 2008 were $16,000 and $38,000, respectively.  The Company eliminated most of the sales and marketing spend until such time as 1) Attrius™ Cardiac PET system was approved by FDA and 2) the current Nuclear Pharm -Assist™ systems that are contracted for are manufactured and installed. The Company will need to raise additional capital for its planned sales and marketing efforts.

General and administrative expenses during the three months ended March 31, 2009 were $609,000 as compared $1,014,000 during the same period in 2008. General and administrative expenses in Canada were approximately $234,000 for the three months ended March 31, 2008 compared to $12,000 for the current quarter.  Also, during the three months ended March 31, 2008, the Company issued $465,000 in common stock to various consultants for services as compared to $88,000 issued for the three months ended March 31, 2009.

Other Income (Expenses) - Interest expense of $307,000 for the three months ended March 31, 2009 was an increase of $229,000 over interest expense recorded during the three months ended March 31, 2008. The increase is related to the amortization of debt discount for the convertible debentures.  The Company recorded derivative gains of $88,000 and $465,000 for the three months ended March 31, 2009 and 2008, respectively. Derivative gains which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, a decrease of the Company’s stock price at March 31, 2009 and less price volatility yielded a lower fair market value of the conversion features resulting in a decrease to the derivative liability.

Liquidity and Capital Reserves

At March 31, 2009, the Company had current assets of $1,099,000 and current liabilities of $7,334,000 compared to December 31, 2008 when the Company had current assets and current liabilities of $1,033,000 and $7,254,000, respectively.  Total assets at March 31, 2009 were $1,153,000 while total liabilities were $7,642,000.

Cash and cash equivalents at March 31, 2009 were $1,000 and accounts receivable were $198,000.

Current liabilities include accounts payable and accrued expenses of $2,662,000 and customer deposits of $131,000.  Current liabilities also include a $540,000 note payable for the purchase price of Dose Shield and convertible debentures of $883,000 (net of unamortized discount). The convertible debentures become due and fully payable on May 23, 2009 ($600,000) and June 21, 2009 ($700,000).  Derivative liabilities related to the convertible debentures and included in current liabilities were $2,221,000 at March 31, 2009.

Net cash used in operating activities was $470,000 and $742,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due primarily to the decrease in service revenue and consolidation of operations.

Net cash used in investing activities were $5,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $465,000 and $747,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2008 the Company received advances from related parties totaling $410,000. During the three months ended March 31, 2009 and 2008, the Company issued preferred shares to investors for $615,000 and $314,000, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $86,326,000 at March 31, 2009.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales of the Attrius™ Cardiac PET system and through sales from radiopharmaceutical delivery systems.. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

FORM 10-Q	MARCH 31, 2009

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

FORM 10-Q	MARCH 31, 2009

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

●          Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

●          Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2008. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	MARCH 31, 2009

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued 5,950,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $169,000 for the issued shares.

In March 2009, the Company issued 100,000 shares of Series B Preferred Stock to unrelated investors for cash of $200,000.  For each share purchased the investors received a warrant to purchase four hundred shares of common stock at an exercise price of $0.10 per share.  The warrants expire in March 2011. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.02; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 226%. The fair value of the warrants of $151,359 was recorded as an increase to Additional Paid-In Capital.

In January 2009, the Company issued 573,332 shares of Series B Preferred Stock to unrelated investors for cash of $415,000.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

Issuance of Options.

On May 18, 2009, the Company authorized the issuance of options to purchase an aggregate of 1,000,000 shares of Series B Preferred Stock to key employees and consultants of the Company. The options are exercisable at the price of $1.00 per share of Series B and expire on Dec 31 2013.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On May 15, 2009 Joseph G. Oliverio resigned as the Registrant’s President and was appointed as the Registrant’s Chief Technical Officer.  Patrick G. Rooney, the Registrant’s Chairman was appointed to fill the vacancy and serve as its President.

FORM 10-Q	MARCH 31, 2009

ITEM 6 – EXHIBITS

a) Exhibit index

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

POSITRON CORPORATION

Date: May 20, 2009	/s/ Patrick G. Rooney
Patrick G. Rooney
President, Chairman of the Board
(principal executive officer)

Date: May 20, 2009	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)