Form 10-Q/A
period 2009-03-31
POSITRON CORP
filed 2009-05-20
CIK 844985

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On May 15, 2009 Joseph G. Oliverio resigned as the Registrant’s President and was appointed as the Registrant’s Chief Technical Officer.  Patrick G. Rooney, the Registrant’s Chairman was appointed to fill the vacancy and serve as its Chief Executive Officer.

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
Chief Executive Officer
(principal executive officer)

Date: May 20, 2009	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)