Form 10-Q
period 2009-06-30
POSITRON CORP
filed 2009-08-14
CIK 844985

FORM 10-Q	JUNE 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (317) 576-0183

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	212,316,863

FORM 10-Q	JUNE 30, 2009

POSITRON CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2009

FORM 10-Q	JUNE 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42	$7
Accounts receivable	175	230
Inventories	770	755
Due from affiliates	92	40
Prepaid expenses	--	1
Total current assets	1,079	1,033

Property and equipment, net	25	28
Other assets	9	43
Total assets	$1,113	$1,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,801	$2,687
Customer deposits	132	253
Notes payable	540	540
Convertible notes payable, less discount of $0 and $ 608	1,207	599
Unearned revenue	696	728
Due to related parties	109	133
Derivative liabilities for convertible debentures	1,922	2,314
Total current liabilities	7,407	7,254

Convertible notes payable, less discount of $98 and $105	18	11
Deposits for unissued securities	260	100
Derivative liabilities for convertible debentures, net of current portion	250	289
Total liabilities	7,935	7,654

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 6,838,193 and 6,214,861 shares issued and outstanding	6,689	6,215
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 69,391 and 111,391 shares issued and outstanding	18	29
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 209,790,384 and 160,240,384 shares outstanding	2,098	1,602
Additional paid-in capital	71,158	70,686
Other comprehensive loss	(72)	(44)
Accumulated deficit	(87,255)	(85,580)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(6,822)	(6,550)

Total liabilities and stockholders’ deficit	$1,113	$1,104

See accompanying notes to financial statements

FORM 10-Q	JUNE 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:	$334	$767	$701	$1,193

Costs of revenues:	199	546	438	1,094

Gross profit	135	221	263	99

Operating expenses:
Research and development	20	403	50	688
Selling and marketing	39	50	55	88
General and administrative	922	507	1,531	1,548

Total operating expenses	981	960	1,636	2,324

Loss from operations	(846)	(739)	(1,373)	(2,225)

Other income (expense)
Interest expense	(426)	(131)	(733)	(209)
Derivative gains (losses)	343	(1,147)	431	(682)

Total other income (expense)	(83)	(1,278)	(302)	(891)

Loss before income taxes	(929)	(2,017)	(1,675)	(3,116)

Income taxes	--	--	--	--

Net loss	$(929)	$(2,017)	$(1,675)	$(3,116)

Other comprehensive income foreign currency translation (loss) gain	(49)	6	(27)	2

Comprehensive loss	$(978)	$(2,011)	$(1,702)	$(3,114)

Basic and diluted loss per common share	$(0.005)	$(0.017)	$(0.009)	$(0.028)

Weighted average number of basic and diluted common shares outstanding	199,909	116,076	185,402	111,251

See accompanying notes to financial statements

FORM 10-Q	JUNE 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,675)	$(3,116)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10	13
Amortization of loan costs and debt discount	653	215
Stock based compensation	--	2
(Gain) loss on derivative liabilities	(431)	682
Common stock issued for services	447	500
Changes in operating assets and liabilities:
Accounts receivable	61	(21)
Inventory	--	174
Prepaid expenses	--	16
Other current assets	(1)	(1)
Accounts payable and accrued liabilities	77	(96)
Customer deposits	(126)	(128)
Unearned revenue	(32)	(3)

Net cash used in operating activities	(1,017)	(1,763)

Cash flows from investing activities:
Partial payment of acquisition purchase price	--	(60)
Purchase of property and equipment	(7)	(4)

Net cash used in investing activities	(7)	(64)

Cash flows from financing activities:
Proceeds from notes payable to affiliated entity	--	859
Advance from related party	(49)	315
Proceeds from preferred stock	925	275
Proceeds from common stock	50	50
Deposit for unissued securities	160	--
Capital lease payments	--	(18)
Repayments of advances to affiliated entities	--	178
Advance to affiliated entities	(25)	--

Net cash provided by financing activities	1,061	1,659

Effect of exchange rate changes on cash and cash equivalents	(2)	3

Net increase (decrease) in cash and cash equivalents	35	(165)

Cash and cash equivalents, beginning of period	7	192

Cash and cash equivalents, end of period	$42	$27

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$--	$366
Convertible debenture discount with corresponding increase to derivative iabilities for beneficial conversion feature	$--	$285
Conversion of debentures to common stock	$--	$51
Conversion of accounts payable to common stock	$8	$--
Conversion of accrued interest to convertible notes payable	$--	$116
Conversion of Series A Preferred Stock to common stock	$--	$6
Conversion of Series B Preferred Stock to common stock	$303	$--
Conversion of Series G Preferred Stock to common stock	$42	$--
Debt recorded for purchase price for Dose Shield acquisition	$--	$2,540

See accompanying notes to financial statements

FORM 10-Q	JUNE 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

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

For the six months ended June 30, 2009 and 2008, the financial statements include the transactions of Positron Corporation, and its wholly-owned subsidiary, Imaging Pet Technologies, Inc. (“IPT”). All Intercompany transactions and balances have been eliminated.

2.	Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June 30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through August 14, 2009, the date it filed this quarterly report on Form 10-Q.

FORM 10-Q	JUNE 30, 2009

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.   The adoption of SFAS No. 161 did not have a material impact on the financial results of the Company.

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

Since its inception the Company has sustained substantial losses.  At June 30, 2009, the Company had an accumulated deficit of $87,255,000 and a stockholders’ deficit of $6,822,000.  Due to the sizable prices of the Company’s systems and the limited number of systems sold or placed in service each year, the Company’s revenues have fluctuated significantly year to year.

The Company utilized proceeds of $925,000 from issuance of Series B Preferred to fund operating activities during the six months ended June 30, 2009.  The Company had cash and cash equivalents of $42,000 at June 30, 2009.  At the same date, the Company had accounts payable and accrued liabilities of $2,801,000.  In addition, debt service and working capital requirements for the upcoming year may reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-Q	JUNE 30, 2009

4.	Inventories

Inventories at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Finished systems	$93	$111
Raw materials and service parts	629	526
Work in progress	165	156
	887	793
Less: Reserve for obsolete inventory	(117)	(38)
Total	$770	$755

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Trade accounts payable	$1,930	$1,966
Accrued royalties	256	247
Accrued interest	140	103
Sales taxes payable	186	107
Accrued compensation	200	175
Accrued property taxes	38	36
Accrued professional fees	51	31
Accrued warranty costs	--	22

Total	$2,801	$2,687

6.	Secured Convertible Notes Payable

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

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009.  Pursuant to the terms of the Agreements, the Company did not  receive the third traunch in the amount of $700,000 since the registration statement covering the securities the Investors were to receive was never declared effective.   Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and were amortized over the maturity periods of the Debentures.

FORM 10-Q	JUNE 30, 2009

As of June 30, 2009, the Company is in default pursuant to the terms of the convertible debentures. The carrying amount of the debentures that is due immediately is $1,207,000 plus all accrued interest of approximately $140,000.  At June 30, 2009 the beneficial conversion features had an estimated fair value of $1,922,000 which is recorded until such time as the debentures are paid in full or converted to common shares pursuant to the terms of the notes. For the three and six months ended June 30, 2009, the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $298,000 and $392,000, respectively.  For the three and six months ended June 30, 2008, the Company recorded derivative loses from the beneficial conversion features in the Convertible Debentures of $1,040,000 and $406,000, respectively.

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in the Supreme Court of the State of New York alleging that the Company breached its obligations to the Investors by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors are seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  While the Company intends to vigorously defend the action, its time to respond to the complaint has not yet expired.

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

At June 30, 2009, the beneficial conversion features had an estimated fair value of $250,000. In valuing the beneficial conversion features at June 30, 2009, the Company used the closing price of its common stock of $0.045, risk free rate of return of 1.0%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 272%. For the three and six months ended June 30, 2009 the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $45,000 and $39,000, respectively. For the three and six months ended June 30, 2008 the Company recorded derivative losses from the beneficial conversion features in the Convertible Debentures of $107,000 and $276,000, respectively.

Advances from Related Parties

Advances from Related Parties include amounts due to shareholders and Company officers.

7.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (In Thousands, except per share data).

FORM 10-Q	JUNE 30, 2009

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(929)	$(2,017)	$(1,675)	$(3,116)

Denominator
Basic and diluted earnings per share-weighted average shares outstanding	199,909	116,076	185,402	111,251

Basic and diluted loss per common share	$(0.005)	$(0.017)	$(0.009)	$(0.028)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2009	June 30, 2008
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	683,819	608,861
Convertible Series G Preferred Stock	6,939	11,139
Convertible Series S Preferred Stock	1,000,000	--
Stock Warrants	131,838	65,749
Stock Options	19,425	19,425
	1,842,478	705,631

8.	Stockholders’ Deficit

During the six months ended June 30, 2009, the Company issued 12,700,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $447,000 for the issued shares.

In May 2009, the Company issued 185,000 shares of Series B Preferred Stock to unrelated investors for cash of $185,000.

In May 2009, the Company issued 2,500,000 of common stock to an unrelated investor for $50,000.  For each share purchased the investor received warrants to purchase common stock at an exercise price of $0.02 per share.  The warrants expire in December 2010.  The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.04; an exercise price of $0.10; a 2 year term; risk free rate of return of  1.000%; dividend yield of 0%;and a volatility factor of 271%. The fair value of the warrants of $39,264 has been recorded as additional paid in capital

In May 2009, the Company issued 62,500 shares of Series B Preferred Stock to unrelated investors for cash of $125,000. For each share purchased the investors received warrants to purchase shares of Series B Preferred which is convertible to 100 shares of the Company’s common stock at an exercise price of $0.02 per share.  The warrants expire in December 2010. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.04; an exercise price of $0.10; a 2 year term; risk free rate of return of  1.000%; dividend yield of 0%;and a volatility factor of 271%. The fair value of the warrants of $98,161 was recorded as an increase to Additional Paid-In Capital.

During the six months ended June 30, 2009, investors converted 297,500 shares of Series B Preferred Stock into 29,750,000 shares of common stock.

FORM 10-Q	JUNE 30, 2009

During the six months ended June 30, 2009 investors converted 42,000 shares of Series G Preferred Stock into 4,200,000 shares of common stock.

In March 2009, the Company issued 100,000 shares of Series B Preferred Stock to unrelated investors for cash of $200,000.  For each share purchased the investors received a warrant to purchase shares of Series B Preferred Stock at an exercise price of $0.02 per share.  The warrants expire in March 2010. The warrants were valued using the Black Sholes Valuation Method based on the fair value of the Company’s common stock of $0.02; an exercise price of $0.10; a 2 year term; risk free rate of return of  2.125%; dividend yield of 0%;and a volatility factor of 226%. The fair value of the warrants of $151,359 was recorded as an increase to Additional Paid-In Capital.

In January 2009, the Company issued 573,332 shares of Series B Preferred Stock to unrelated investors for cash of $415,000.

9.	Segment Information and Major Customers

Through the fourth quarter of 2008, the Company had operations in the United States and Canada. In late 2008, the Company closed its Canadian facility and no longer has any operations in Canada. During 2009, the Company began recording all service contracts, previously recorded in Canada, as revenue in the United States. Additionally, all expenses related to the service contracts are recorded in the United States. Any remaining expenses related to ceased Canadian operations are expected to be minimal. Selected financial data by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In Thousands, except per share data)
United States
Revenues	$334	$204	$631	$407
Operating expenses	924	673	1,567	1,653
Net loss	(900)	(1,906)	(1,643)	(2,452)

Canada
Revenues	$--	$563	$70	$786
Operating expenses	57	287	69	671
Net loss	(29)	(111)	(32)	(664)

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the six months ended June 30, 2009, the Company had a limited number of customers as follows:

Number of customers	30
Customers accounting for more than 10% of revenues	1	*
Percent of revenues derived from largest customer	20%

* During the six months ended June 30, 2009, the Company sold one refurbished PET System for $150,000.

10.	Subsequent Event.

On August 14, 2009, the Company authorized the issuance of options to purchase an aggregate of 1,000,000 shares of Series B Preferred Stock to key employees and consultants of the Company. The options are exercisable at the price of $1.00 per share of Series B and expire on December 31 2013.

FORM 10-Q	JUNE 30, 2009

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

FORM 10-Q	JUNE 30, 2009

The assets acquired and liabilities assumed included accounts receivable and deferred revenues from sales contracts that were executed by Dose Shield’s majority shareholder NukeMed Corporation.  NukeMed, acting as Dose Shield’s sales and marketing agent, entered into several sales agreements for Nuclear Pharm -Assist™ systems.  The agreements and all obligations were assigned to Positron Pharmaceuticals Company in the Acquisition.   The Nuclear Pharm-Assist™ system is designed to support the staff of Nuclear Medicine Departments and Nuclear Pharmacies. The Nuclear Pharm -Assist™ compounds kits, fills assays and dispenses vials and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

Joint Venture
The Company and Neusoft Medical Systems Co., Inc., through their joint venture, Neusoft Positron Medical Systems Co., Ltd. (the "NPMS"), have been, developing an upgraded PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system was submitted to the FDA in January 2009 and approved for marketing in April 2009.

Prior to receiving FDA approval, the Company had begun to execute portions of its Sales & Marketing strategy for the Attrius.  To coincide with this effort, the Company made significant changes to its Sales team by adding sales representatives in the Northeast and Midwest Regions of the United States.  Positron has also explored various marketing and financing strategic alliances to expedite its reach into the cardiac marketplace.

Results of Operations

The consolidated results of operations for the six months ended June 30, 2009 and 2008 included the results of Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”).

Comparison of the Results of Operations for the Three Months ended June 30, 2009 and 2008

The Company experienced a net loss of $929,000 for the three months ended June 30, 2009 compared to a net loss of $2,017,000 for the same period in 2008.  The decrease in the current three month period as compared to the same period last year is attributed primarily to derivative gains recorded as compared to significant derivative losses recorded during the three months ended June 30, 2008. In addition, during 2008 the Company closed its Canadian facility and significantly down sized its Houston operation where it now has just one employee. All operations of the Company have been consolidated in Fishers, Indiana.

Revenues - Revenues for the three months ended June 30, 2009 were $334,000 as compared to $767,000 for the three months ended June 30, 2008. The Company recorded $50,000 in revenue from the sale of three Tech-Assist systems during the three months ended June 30, 2009.  Service revenue decreased from $310,000 during the three months ended June 30, 2008 to $267,000 during the three months ended June 30, 2009.  The decrease is due in large part to the loss of four service contracts that covered PET systems.

Operating Expenses - Operating expenses for the three months ended June 30, 2009 were $981,000 compared to $960,000 for the three months ended June 30, 2008.

Research and development costs for the three months ended June 30, 2009 were $20,000 compared to $403,000 for the three months ended June 30, 2008. Research and development costs at IPT were approximately $148,000 for the three months ended June 30, 2008. These costs were related to further development of the IS2 gamma cameras.  The Company has temporarily stopped development on the camera until adequate funding can be obtained.  For the three months ended June 30, 2008 the Company also incurred research costs of $254,000 related to the NPMS joint venture and upgrade and modernization of the PET imaging system.  The modernization development program was substantially completed in 2008 and the new system was submitted to the FDA in January 2009 and approved for marketing in April 2009.

FORM 10-Q	JUNE 30, 2009

Sales and marketing expense for the three months ended June 30, 2009 and 2008 were $39,000 and $50,000, respectively.  The Company eliminated most of the sales and marketing spend until such time as 1) Attrius™ Cardiac PET system was approved by FDA and 2) the current Nuclear Pharm -Assist™ systems that are contracted for are manufactured and installed. The Company will need to raise additional capital for its planned sales and marketing efforts.

General and administrative expenses during the three months ended June 30, 2009 were $922,000 as compared $507,000 for the three months ended June 30, 2008. The increase in G&A is explained in part by the Dose Shield acquisition in early June 2008. The three months ended June 30, 2008 included less than one month of the acquired Company’s expenses.  Additionally, during the three months ended June 30, 2009, the Company issued $278,500 in common stock to various consultants for services.

Other Income (Expenses) - Interest expense of $426,000 for the three months ended June 30, 2009 was an increase of $295,000 over interest expense of $131,000 recorded during the three months ended June 30, 2008. The increase is related to the amortization of debt discount for the convertible debentures.  The Company recorded a derivative gain of $343,000 for the three months ended June 30, 2009 compared to a derivative loss of $1,147,000 for the three months ended June 30, 2008. Derivative gains which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model. Specifically, a decrease of the Company’s stock price at June 30, 2009 and less price volatility yielded a lower fair market value of the conversion features resulting in a decrease to the derivative liability.

Comparison of the Results of Operations for the Six Months ended June 30, 2009 and 2008

The Company experienced a net loss of $1,675,000 for the six months ended June 30, 2009 compared to a net loss of $3,116,000 for the same period in 2008.  The decrease in the current six month period as compared to the same period last year is attributed to decreases in research and development costs and derivative gains recorded as compared to significant derivative losses recorded during the six months ended June 30, 2008. In 2008 the Company closed its Canadian facility and significantly down sized its Houston operation where it now has just one employee. All operations of the Company have been consolidated in Indianapolis, Indiana.

Revenues - Revenues for the six months ended June 30, 2009 were $701,000 as compared to $1,193,000 for the six months ended June 30, 2008. System sales were approximately $200,000 and $150,000 during the six months ended June 30, 2009 and 2008, respectively.  The significant drop in IPT gamma camera sales since 2007 has resulted in a sharp decrease in service revenue. In addition, the Company lost four service contracts that covered PET systems and another customer converted to a time and materials contract that also resulted in less service revenue.

Operating Expenses - Operating expenses for the six months ended June 30, 2009 were $1,636,000 compared to $2,324,000 for the six months ended June 30, 2008.

Research and development costs for the six months ended June 30, 2009 were $50,000 compared to $688,000 for the six months ended June 30, 2008. Research and development costs at IPT were approximately $268,000 for the six months ended June 30, 2008. These costs were related to further development of the IS2 gamma cameras.  The Company has temporarily stopped development on the camera until adequate funding can be obtained.  For the six months ended June 30, 2008 the Company also incurred research costs of $418,000 related to the NPMS joint venture and upgrade and modernization of the PET imaging system.  The modernization development program was substantially completed in 2008 and the new system was submitted to the FDA in January 2009 and approved for marketing in April 2009.

Sales and marketing expense for the six months ended June 30, 2009 and 2008 were $55,000 and $88,000, respectively.  The Company eliminated most of the sales and marketing spend until such time as 1) Attrius™ Cardiac PET system was approved by FDA and 2) the current Nuclear Pharm -Assist™ systems that are contracted for are manufactured and installed. The Company will need to raise additional capital for its planned sales and marketing efforts.

FORM 10-Q	JUNE 30, 2009

General and administrative expenses during the six months ended June 30, 2009 were $1,531,000 as compared $1,548,000 during the same period in 2008.

Other Income (Expenses) - Interest expense was $733,000 and 209,000 for the six months ended June 30, 2009 and 2008, respectively. The increase is related to the amortization of debt discount for the convertible debentures.  The Company recorded a derivative gain of $431,000 during the six months ended June 30, 2009 and a derivative loss of $682,000 for the six months ended June 30, 2008.

Liquidity and Capital Reserves

At June 30, 2009, the Company had current assets of $1,079,000 and current liabilities of $7,407,000 compared to December 31, 2008 when the Company had current assets and current liabilities of $1,033,000 and $7,254,000, respectively.  Total assets at June 30, 2009 were $1,113,000 while total liabilities were $7,935,000.

Cash and cash equivalents at June 30, 2009 were $42,000 and accounts receivable were $175,000.

Current liabilities include accounts payable and accrued expenses of $2,801,000 and customer deposits of $132,000.  Current liabilities also include a $540,000 note payable for the purchase price of Dose Shield and convertible debentures of $1,207,000. The convertible debentures became due and fully payable on May 23, 2009 ($507,000) and June 21, 2009 ($700,000). The Company is currently in default on the notes. Derivative liabilities related to the convertible debentures and included in current liabilities were $1,922,000 at June 30, 2009.

Net cash used in operating activities was $1,017,000 and $1,763,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease is due primarily to the consolidation of operations.

Net cash used in investing activities were $7,000 and $64,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008, the Company paid $60,000 as partial payment of the purchase price for Dose Shield.

Net cash provided by financing activities was $1,061,000 and $1,659,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008 the Company issued $859,000 of notes payable to an affiliated entity and received advances from related parties totaling $315,000. During the six months ended June 30, 2009 and 2008, the Company issued preferred shares to investors for $925,000 and $275,000, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $87,255,000 at June 30, 2009.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales of the Attrius™ Cardiac PET system and through sales from radiopharmaceutical delivery systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

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

FORM 10-Q	JUNE 30, 2009

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

FORM 10-Q	JUNE 30, 2009

—
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

—
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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORM 10-Q	JUNE 30, 2009

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in the Supreme Court of the State of New York alleging that the Company breached its obligations to the Investors by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors are seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  While the Company intends to vigorously defend the action, its time to respond to the complaint has not yet expired.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, the Company issued 12,700,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $447,000 for the issued shares.

In May 2009, the Company issued 185,000 shares of Series B Preferred Stock to unrelated investors for cash of $185,000.

In May 2009, the Company issued 2,500,000 of common stock to an unrelated investor for $50,000. The investors received warrants to purchase shares of common stock at an exercise price of $0.02 per share.  The warrants expire in December 2010.

In May 2009, the Company issued 62,000 shares of Series B Preferred Stock to unrelated investors for cash of $125,000.  For each share purchased the investors received warrants to purchase shares of Series B Preferred which is convertible to 100 shares of the Company’s common stock at an exercise price of $0.02 per share.  The warrants expire in December 2010.

During the six months ended June 30, 2009, investors converted 297,500 shares of Series B Preferred Stock into 29,750,000 shares of common stock.

During the six months ended June 30, 2009 42,000 shares of Series G Preferred Stock into 4,200,000 shares of common stock.

In March 2009, the Company issued 100,000 shares of Series B Preferred Stock to unrelated investors for cash of $200,000.  For each share purchased the investors received warrants to purchase shares of Series B Preferred which is convertible to 100 shares of the Company’s common stock at an exercise price of $0.02 per share.  The warrants expire in December 2010.

In January 2009, the Company issued 573,332 shares of Series B Preferred Stock to unrelated investors for cash of $415,000.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

See “Item 1 – Legal Proceedings.”

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

FORM 10-Q	JUNE 30, 2009

ITEM 5 – OTHER INFORMATION

Issuance of Options.

On August 14, 2009, the Company authorized the issuance of options to purchase an aggregate of 1,000,000 shares of Series B Preferred Stock to key employees and consultants of the Company. The options are exercisable at the price of $1.00 per share of Series B and expire on December 31 2013.

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

POSITRON CORPORATION

Date: August 14, 2009	/s/ Patrick G. Rooney
Patrick G. Rooney
President, Chairman of the Board
(principal executive officer)

Date: August 14, 2009	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)