Form 10-Q
period 2009-09-30
POSITRON CORP
filed 2009-11-20
CIK 844985

FORM 10-Q	SEPTEMBER 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________________ to __________________________

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (281) 492-7100

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	391,023,774

FORM 10-Q	SEPTEMBER 30, 2009

POSITRON CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

FORM 10-Q	SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$308	$7
Accounts receivable	99	230
Inventories	620	755
Due from affiliates	63	40
Prepaid expenses	--	1
Total current assets	1,090	1,033

Property and equipment, net	24	28
Other assets	9	43
Total assets	$1,123	$1,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,613	$2,687
Customer deposits	806	922
Notes payable	540	540
Convertible notes payable, less discount of $0 and $ 608	1,207	599
Unearned revenue	15	59
Due to related parties	25	133
Derivative liabilities for convertible debentures	1,922	2,314
Total current liabilities	7,128	7,254

Convertible notes payable, less discount of $92 and $105	24	11
Deposits for unissued securities	317	100
Derivative liabilities for convertible debentures, net of current portion	182	289
Total liabilities	7,651	7,654
Commitments and contingencies
Stockholders’ deficit:

Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 7,168,220 and 6,214,861 shares issued and outstanding	6,895	6,215
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 69,391 and 111,391 shares issued and outstanding	18	29
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 250,623,684 and 160,240,384 shares outstanding	2,506	1,602
Additional paid-in capital	72,078	70,686
Other comprehensive loss	(123)	(44)
Accumulated deficit	(88,444)	(85,580)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(6,528)	(6,550)

Total liabilities and stockholders’ deficit	$1,123	$1,104

See accompanying notes to financial statements

FORM 10-Q	SEPTEMBER 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues:	$188	$384	$889	$1,577

Costs of revenues:	309	388	747	1,482

Gross profit (loss)	(121)	(4)	142	95

Operating expenses:
Research and development	--	306	50	994
Selling and marketing	37	89	92	177
General and administrative	1,037	500	2,568	2,048

Total operating expenses	1,074	895	2,710	3,219

Loss from operations	(1,195)	(899)	(2,568)	(3,124)

Other income (expense)
Interest expense	(61)	(242)	(794)	(451)
Derivative gains	67	876	498	194

Total other income (expense)	6	634	(296)	(257)

Loss before income taxes	(1,189)	(265)	(2,864)	(3,381)

Income taxes	--	--	--	--

Net loss	$(1,189)	$(265)	$(2,864)	$(3,381)

Other comprehensive income foreign currency translation loss	(52)	(2)	(79)	--

Comprehensive loss	$(1,241)	$(267)	$(2,943)	$(3,381)

Basic and diluted loss per common share	$(0.005)	$(0.000)	$(0.014)	$(0.030)

Weighted average number of basic and diluted common shares outstanding	225,838	156,240	198,935	126,357

See accompanying notes to financial statements

FORM 10-Q	SEPTEMBER 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,864)	$(3,381)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12	22
Amortization of loan costs and debt discount	659	378
Stock based compensation	257	2
(Gain) loss on derivative liabilities	(499)	(194)
Common stock issued for services	488	500
Preferred stock issued for services	52	--
Changes in operating assets and liabilities:
Accounts receivable	147	(26)
Inventory	180	(235)
Prepaid expenses	--	29
Other current assets	(1)	(6)
Accounts payable and accrued liabilities	(193)	300
Customer deposits	(129)	(12)
Unearned revenue	(44)	(64)

Net cash used in operating activities	(1,935)	(2,687)

Cash flows from investing activities:
Partial payment of acquisition purchase price	--	(60)
Purchase of property and equipment	(7)	(6)

Net cash used in investing activities	(7)	(66)

Cash flows from financing activities:
Proceeds from notes payable to affiliated entity	--	835
Advance from (repayments to) related party	(49)	895
Payments of note payable	--	(41)
Proceeds from preferred stock	1,449	650
Proceeds from common stock	710	50
Deposit for unissued securities	133	4
Capital lease payments	--	(18)
Repayments of advances to affiliated entities	--	216
Advance to affiliated entities	6	--

Net cash provided by financing activities	2,249	2,591

Effect of exchange rate changes on cash and cash equivalents	(6)	(1)

Net increase (decrease) in cash and cash equivalents	301	(163)

Cash and cash equivalents, beginning of period	7	192

Cash and cash equivalents, end of period	$308	$29

Supplemental cash flow information:
Interest paid	$--	$--
Income taxes paid	--	--

Non-cash disclosures
Convertible debenture discount with corresponding increase to paid in capital for value of warrants	$--	$366
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$--	$285
Conversion of debentures to common stock	$--	$51
Conversion of accounts payable to common stock	$8	$--
Conversion of accrued interest to convertible notes payable	$--	$116
Conversion of Series A Preferred Stock to common stock	$--	$6
Conversion of Series B Preferred Stock to common stock	$436	$--
Conversion of Series G Preferred Stock to common stock	$42	$--
Debt recorded for purchase price for Dose Shield acquisition	$--	$2,540

See accompanying notes to financial statements

FORM 10-Q	SEPTEMBER 30, 2009

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

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

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon.  Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.

All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior-period balances to conform to the current-period presentation.

2.	Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2008), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), , to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

FORM 10-Q	SEPTEMBER 30, 2009

In May 2009, the FASB issued guidance related to subsequent events. The objective of this guidance is to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance  requires issuers to reflect on their financial statements and disclosure the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This guidance also advises issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company implemented this guidance as of the interim period ended June 30, 2009. The implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through November 16, 2009, the date it filed this quarterly report on Form 10-Q.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and has not sold quantities that are sufficient to be operationally profitable.  The Company had an accumulated deficit of $88,444,000 and a stockholders’ deficit of $6,528,000 at September 30, 2009.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales Attrius™ Cardiac PET system and through sales from of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals. of Nuclear Pharm-Assist® systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

FORM 10-Q	SEPTEMBER 30, 2009

The Company utilized proceeds of $2,159,000 from issuance of equity securities to fund operating activities during the nine months ended September 30, 2009.  The Company had cash and cash equivalents of $308,000 at September 30, 2009.  At the same date, the Company had accounts payable and accrued liabilities of $2,613,000. The secured convertible notes payable of $1,207.000, are also in default.- see note 6.  In addition, debt service and working capital requirements for the upcoming year may reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished systems	$203	$111
Raw materials and service parts	604	526
Work in progress	13	156
	820	793
Less: Reserve for obsolete inventory	(200)	(38)
Total	$620	$755

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Trade accounts payable	$1,697	$1,966
Accrued royalties	256	247
Accrued interest	195	103
Sales taxes payable	184	107
Accrued compensation	202	175
Accrued property taxes	36	36
Accrued professional fees	43	31
Accrued warranty costs	--	22

Total	$2,613	$2,687

6.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at September 30, 2009 were deposits of approximately $669,000 from a single customer that had placed an order for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.  Accordingly, deposits related to this customer have been reclassified from unearned revenue to customer deposits.

FORM 10-Q	SEPTEMBER 30, 2009

7.	Secured Convertible Notes Payable

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

On May 23, 2006 the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On September 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of September 21, 2009.  Pursuant to the terms of the Agreements, the Company did not receive the third traunch in the amount of $700,000 since the  Registration Statement it filed for the benefit of the Investors was never declared effective.  Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and September 21, 2006 were $130,000 and $90,000, respectively and were amortized over the maturity periods of the Debentures.

As of September 30, 2009, the Company is in default pursuant to the terms of the convertible debentures. The carrying amount of the debentures that is due immediately is $1,207,000 plus all accrued interest of approximately $195,000.  At September 30, 2009 the beneficial conversion features had an estimated fair value of $1,922,000 which is recorded until such time as the debentures are paid in full or converted to common shares pursuant to the terms of the notes.

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in the Supreme Court of the State of New York alleging that the Company breached its obligations to the Investors by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors are seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  The Company intends to vigorously defend the action.

Accrued Interest Converted To Notes

On January 31, 2008, the Investors converted accrued interest of $115,900 related to the Debentures into three Callable Secured Convertible Notes (the “Notes”); which mature January 31, 2011 with interest at the rate of 2% annually.  The Notes are convertible into shares of the Company’s Common Stock at the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%.

At September 30, 2009, the beneficial conversion features had an estimated fair value of $182,000. In valuing the beneficial conversion features at September 30, 2009, the Company used the closing price of its common stock of $0.07, risk free rate of return of 1.0%; dividend yield of 0%; the conversion price as defined in the debt agreement; remaining term to maturity; and a volatility factor of 271%.

For the three and nine months ended September 30, 2009, the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $67,000 and $498,000, respectively.  For the three and nine months ended September 30, 2008, the Company recorded derivative gains from the beneficial conversion features in the Convertible Debentures of $876,000and $194,000, respectively.

FORM 10-Q	SEPTEMBER 30, 2009

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements.  Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly.  It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds.  The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (In Thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(1,189)	$(265)	$(2,864)	$(3,381)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	225,838	156,240	198,935	126,357

Basic and diluted loss per common share	$(0.005)	$--	$(0.014)	$(0.030)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	September 30, 2009	September 30, 2008
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	716,822	608,861
Convertible Series G Preferred Stock	6,939	11,139
Convertible Series S Preferred Stock	1,000,000	--
Stock Warrants	171,338	65,749
Stock Options	24,675	19,425
	1,920,231	705,631

9.	Stockholders’ Deficit

During the nine months ended September 30, 2009, the Company issued 29,500,000 shares of common stock to unrelated investors for cash of $710,000.  In connection with certain common shares issued, the Company issued warrants to purchase four shares of Series B Preferred stock for $2, each share of Series B  is convertible into 100 shares of common stock. The warrants expire on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $39,264 has been recorded as additional paid in capital.  Additionally, in connection with certain common shares issued, the Company issued warrants to purchase 22,000,000 shares of common stock at an exercise price of $0.02 per share.  The warrants expire on December 31, 2010.  The warrants were valued using the Black Sholes Valuation Method.  The fair value of these warrants on the issue date was approximately $900,000.

FORM 10-Q	SEPTEMBER 30, 2009

During the nine months ended September 30, 2009, the Company issued 13,200,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $488,300 for the issued shares.
.
During the nine months ended September 30, 2009, the Company issued 1,332,000 shares of Series B Preferred Stock to unrelated investors for cash of $1,449,000.  In connection with certain preferred shares issued, the Company issued 825,000 warrants to purchase shares of Series B Preferred stock at an exercise price of $2.00 per share.  Each share of Series B is convertible into 100 shares of common stock. The warrants expire in on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $372,779 has been recorded as additional paid in capital.

During the nine months ended September 30, 2009, the Company issued 51,860 shares of Series B Preferred Stock to consultants for services performed.  The Company recorded compensation expense of $51,860 for the issued shares.

During the nine months ended September 30, 2009, investors converted 450,833 shares of Series B Preferred Stock into 45,083,300 shares of common stock.

During the nine months ended September 30, 2009 investors converted 42,000 shares of Series G Preferred Stock into 4,200,000 shares of common stock.

10.          Stock Options

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the nine months ended September 30, 2009 was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	2.125%
Dividend yield	0
Expected volatility	327%

During the nine months ended September 30, 2009, the Company granted 5,250,000 stock options to employees and consultants with exercise prices ranging between $0.05 and $0.085  per share.  For the three and nine months ended September 30, 2009, the Company recorded  compensation expense of $256,926 related to stock option grants.

11.	Segment Information and Major Customers

Through the third quarter of 2008, the Company had operations in the United States and Canada. In late 2008, the Company closed its Canadian facility and no longer has any operations in Canada. In early  2009, the Company began recording all service contracts, previously recorded in Canada, as revenue in the United States. Additionally, all expenses related to the service contracts are recorded in the United States. Any remaining expenses related to ceased Canadian operations are expected to be minimal. Selected financial data by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In Thousands, except per share data)
United States
Revenues	$188	$309	$875	$716
Operating expenses	1,074	640	2,641	2,293
Net income (loss)	(1,189)	42	(2,832)	(2,410)

Canada
Revenues	$--	$75	$14	$861
Operating expenses	--	255	69	926
Net loss	--	(307)	(32)	(971)

The Company believes that all of its material operations are conducted in the servicing and sales of medical imaging devices and it currently reports as a single segment.

During the nine months ended September 30, 2009, the Company had a limited number of customers as follows:

Number of customers	30
Customers accounting for more than 10% of revenues	1	*
Percent of revenues derived from largest customer	17%

* During the nine months ended September 30, 2009, the Company sold one refurbished PET System for $150,000.

12.	Subsequent Events

Subsequent to September 30, 2009, investors converted 870,749 shares of Series B Preferred Stock into 87,074,900 shares of the Company’s Common Stock.  Additionally, the Company issued 41,051,049 shares of common stock to investors for cash of $1,223,000, and issued 12,274,140 shares of common stock to consultants for services performed.  The Company recorded consulting fee expense of $859,000 for the common stock issued to consultants.

FORM 10-Q	SEPTEMBER 30, 2009

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

FORM 10-Q	SEPTEMBER 30, 2009

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

Prior to receiving FDA approval, the Company had begun to execute portions of its Sales & Marketing strategy for the Atrius. To coincide with this effort, the Company made significant changes to its sales team by adding sales representatives in the Northeast and Midwest regions of the United States. Positron has also explored various marketing and financing strategic alliances to expedite its reach into the cardiac marketplace.

Results of Operations

The consolidated results of operations for the nine months ended September 30, 2009 and 2008 included the results of Positron Corporation and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”). Operations at IPT ceased during the fourth quarter of 2008.

Comparison of the Results of Operations for the Three Months ended September 30, 2009 and 2008

The Company experienced a net loss of $1,189,000 for the three months ended September 30, 2009 compared to a net loss of $265,000 for the same period in 2008.  The increase in the current three month period as compared to the same period last year is attributed primarily to significant derivative gains recorded during the three months ended September 30, 2008.

Revenues - Revenues for the three months ended September 30, 2009 were $188,000 as compared to $384,000 for the three months ended September 30, 2008. Service revenue decreased. The decrease is due in large part to the conversion of four annual service agreements to time and material service agreements that covered PET systems.

Operating Expenses - Operating expenses for the three months ended September 30, 2009 were $1,074,000 compared to $895,000 for the three months ended September 30, 2008.

The Company did not incur any additional research and development costs for the three months ended September 30, 2009 compared to $306,000 for the three months ended September 30, 2008. Research and development costs for the three months ended September 30, 2008 included costs which related to further development of the IS2 gamma cameras.  Additionally, during the three months ended September 30, 2008 the Company incurred research costs related to the NPMS joint venture and upgrade and modernization of the PET imaging system. The modernization development program was substantially completed in 2008 and the new system was submitted to the FDA in January 2009 and received FDA 510K approval  in April 2009.

FORM 10-Q	SEPTEMBER 30, 2009

Sales and marketing expense for the three months ended September 30, 2009 and 2008 were $37,000 and $89,000, respectively.  The Company plans to increase capital expenditures for its planned sales and marketing efforts.

General and administrative expenses during the three months ended September 30, 2009 were $1,037,000 as compared to $500,000 for the three months ended September 30, 2008. The increase in G&A is explained by an increase in head count as the Company is shifting the Canadian operations to Indianapolis, Indiana. Additionally, during the three months ended September 30, 2009, the Company recorded stock based compensation related to stock option grants in the amount of $257,000. The three months ended September 30, 2008 did not include any stock option grants.

Other Income (Expenses) - Interest expense of $61,000 for the three months ended September 30, 2009 was a decrease of $181,000 from interest expense of $242,000 recorded during the three months ended September 30, 2008. The decrease is related to the amortization of debt discount for the convertible debentures.  During June 2009, $1,207,000 of debentures matured and the discount had been fully amortized. The Company recorded derivative gains of $67,000 and $876,000 for the three months ended September 30, 2009 and 2008, respectively. Derivative gains which relate to beneficial conversion features in convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model.

Comparison of the Results of Operations for the Nine Months ended September 30, 2009 and 2008

The Company experienced a net loss of $2,864,000 for the nine months ended September 30, 2009 compared to a net loss of $3,381,000 for the same period in 2008.  The decrease in the current nine month period as compared to the same period last year is attributed to decreases in research and development costs and increases in derivative gains recorded. In 2008 the Company closed its Canadian facility. All operations of the Company have been consolidated near Indianapolis, Indiana.

Revenues - Revenues for the nine months ended September 30, 2009 were $889,000 as compared to $1,577,000 for the nine months ended September 30, 2008. System sales were approximately $200,000 and $150,000 during the nine months ended September 30, 2009 and 2008, respectively.  The significant drop in IPT gamma camera sales since 2007 has resulted in a sharp decrease in service revenue. In addition, the Company lost four service contracts that covered PET systems and another customer converted to a time and materials contract that also resulted in less service revenue.

Operating Expenses - Operating expenses for the nine months ended September 30, 2009 were $2,710,000 compared to $3,219,000 for the nine months ended September 30, 2008.

Research and development costs for the nine months ended September 30, 2009 were $50,000 compared to $994,000 for the nine months ended September 30, 2008. Research and development costs for the nine months ended September 30, 2008 included costs which related to further development of the IS2 gamma cameras and other related technologies.   For the nine months ended September 30, 2008 the Company also incurred research costs related to the NPMS joint venture and upgrade and modernization of the PET imaging system.  The modernization development program was substantially completed in 2008 and the new system was submitted to the FDA in January 2009 and approved for marketing in April 2009.

Sales and marketing expense for the nine months ended September 30, 2009 and 2008 were $92,000 and $177,000, respectively.

General and administrative expenses during the nine months ended September 30, 2009 were $2,568,000 as compared $2,048,000 during the same period in 2008. The increase is due in part to a $257,000 stock based compensation charge recorded in September 2009 related to stock options issued to certain employees.

FORM 10-Q	SEPTEMBER 30, 2009

Other Income (Expenses) - Interest expense was $794,000 and $451,000 for the nine months ended September 30, 2009 and 2008, respectively. The increase is related to the amortization of debt discount for the convertible debentures.  The Company recorded derivative gains of $498,000 and $194,000 during the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Reserves

At September 30, 2009, the Company had current assets of $1,090,000 and current liabilities of $7,128,000 compared to December 31, 2008 when the Company had current assets and current liabilities of $1,033,000 and $7,254,000, respectively.  Total assets at September 30, 2009 were $1,123,000 compared to $1,104,000 at December 31, 2008. Total liabilities were $7,651,000 and 7,654,000 at September 30, 2009 and December 31, 2008, respectively.

Cash and cash equivalents at September 30, 2009 were $308,000 and accounts receivable were $99,000.

Current liabilities include accounts payable and accrued expenses of $2,613,000 and customer deposits of $806,000.  Current liabilities also include a $540,000 note payable for the purchase price of Dose Shield and convertible debentures of $1,207,000. The convertible debentures became due and fully payable on May 23, 2009 ($507,000) and September 21, 2009 ($700,000). The Company is currently in default on the notes. Derivative liabilities related to the convertible debentures and included in current liabilities were $1,922,000 at September 30, 2009.

Net cash used in operating activities was $1,935,000 and $2,687,000 for the nine months ended September 30, 2009 and 2008, respectively.

Net cash used in investing activities were $7,000 and $66,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2008, the Company paid $60,000 as partial payment of the purchase price for Dose Shield.

Net cash provided by financing activities was $2,249,000 and $2,591,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2008 the Company issued $859,000 of notes payable to an affiliated entity and received advances from related parties totaling $895,000. During the nine months ended September 30, 2009 and 2008, the Company issued equity securities to investors for $2,159,000 and $700,000, respectively. The Company used the majority of the proceeds from the issuance of securities as working capital to fund current operations.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $88,444,000 at September 30, 2009.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales of the Attrius™ Cardiac PET system and through sales from radiopharmaceutical delivery systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increase net margins. However, there is no assurance that the Company will be successful in selling new systems.

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

FORM 10-Q	SEPTEMBER 30, 2009

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

FORM 10-Q	SEPTEMBER 30, 2009

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In July 2009, a former employee of the Company commenced an action alleging the Company had breached the terms of its employment  agreement with the employee.  Without admitting liability, the Company agreed to settle the action for the payment of $15,000 and 250,000 shares of the Company’s Common Stock.

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in the Supreme Court of the State of New York alleging that the Company breached its obligations to the Investors (as defined herein) by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors are seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  The Company intends to vigorously defend the action.

FORM 10-Q	SEPTEMBER 30, 2009

In September 2009, the Company accepted service of a Summons and Complaint from an independent service provider alleging that the Company had failed to make payment on goods and services provided to the Plaintiff.  The Company has agreed to settle the action with the Plaintiff for the sum of $23,885.09 and the return by the Plaintiff of hardware, software and property in the approximate amount of $116,000.

In September 2009, a former consultant commenced an action against the Company alleging the Company breached its contract with the Plaintiff in failing to make payment.  The Company believes it is near to settling the action with the Plaintiff for an immaterial amount.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, the Company issued 29,500,000 shares of common stock to unrelated investors for cash of $710,000.  In connection with certain common shares issued, the Company issued warrants to purchase shares of Series B Preferred stock which is convertible into 100 shares of common stock. The warrants expire on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $39,264 has been recorded as additional paid in capital.

During the nine months ended September 30, 2009, the Company issued 13,200,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $488,300 for the issued shares.

During the nine months ended September 30, 2009, the Company issued 1,332,000 shares of Series B Preferred Stock to unrelated investors for cash of $1,449,000.  In connection with certain referred shares issued, the Company issued 437,500 warrants to purchase shares of Series B Preferred stock which is convertible into 100 shares of common stock. The warrants expire in on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $372,779 has been recorded as additional paid in capital.

During the nine months ended September 30, 2009, the Company issued 51,860 shares of Series B Preferred Stock to consultants for services performed.  The Company recorded compensation expense of $51,860 for the issued shares.

During the nine months ended September 30, 2009, investors converted 450,833 shares of Series B Preferred Stock into 45,083,300 shares of common stock.

During the nine months ended September 30, 2009 investors converted 42,000 shares of Series G Preferred Stock into 4,200,000 shares of common stock.

Subsequent to September 30, 2009, investors converted 870,749 shares of Series B Preferred Stock into 87,074,900 shares of the Company’s Common Stock.  Additionally, the Company issued 41,051,049 shares of common stock to investors for cash of $1,223,000, and issued 12,274,140 shares of common stock to consultants for services performed.  The Company recorded a consulting fee expense of $859,000 for the common stock issued to consultants.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

See “Item 1 – Legal Proceedings.”

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

FORM 10-Q	SEPTEMBER 30, 2009

ITEM 6 – EXHIBITS

a) Exhibit index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

FORM 10-Q	SEPTEMBER 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: November 20, 2009	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer, Chairman of the Board
(principal executive officer)

Date: November 20, 2009	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)