Form 10-Q
period 2010-03-31
POSITRON CORP
filed 2010-05-20
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (317) 576-0183

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See the definition of " large accelerated filer , accelerated filer and smaller reporting company " in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	594,719,778

POSITRON CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$210	$165
Accounts receivable	562	74
Inventories	691	615
Due from affiliates	61	69
Prepaid expenses	16	--
Total current assets	1,540	923

Property and equipment, net	118	56
Other assets	9	9
Total assets	$1,667	$988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$3,259	$3,200
Customer deposits	1,065	669
Notes payable	575	575
Convertible notes payable	1,323	1,323
Unearned revenue	536	51
Due to related parties	25	25
Derivative liabilities for convertible debentures	2,104	2,104
Total current liabilities	8,887	7,947

Deposits for unissued securities	260	--
Total liabilities	9,147	7,947

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 6,345,988 and 6,729,421 shares issued and outstanding	6,029	6,413
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 58,291 and 62,391 shares issued and outstanding	58	62
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 455,619,773 and 391,023,773 shares outstanding	4,556	3,910
Additional paid-in capital	76,088	73,568
Other comprehensive loss	(159)	(125)
Accumulated deficit	(94,594)	(91,329)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(7,480)	(6,959)

Total liabilities and stockholders’ deficit	$1,667	$988

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months Ended
	March 31, 2010	March 31, 2009

Revenues:	$467	$367

Costs of revenues:	183	239

Gross profit	284	128

Operating expenses:
Research and development	121	30
Selling and marketing	210	16
General and administrative	3,099	609

Total operating expenses	3,430	655

Loss from operations	(3,146)	(527)

Other income (expense)
Interest expense	(119)	(307)
Derivative gains	--	88

Total other expense	(119)	(219)

Loss before income taxes	(3,265)	(746)

Income taxes	--	--

Net loss	$(3,265)	(746)

Other comprehensive income foreign currency translation gain (loss)	(78)	22

Comprehensive loss	$(3,343)	$(724)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	410,371	170,733

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(3,265)	$(746)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5	3
Amortization of loan costs and debt discount	--	306
Stock based compensation	2,500	--
Gain on derivative liabilities	--	(88)
Common stock issued for services	25	169
Preferred stock issued for services	253	--
Changes in operating assets and liabilities:
Accounts receivable	(488)	28
Inventory	(75)	(74)
Prepaid expenses	(16)	(1)
Accounts payable and accrued liabilities	24	7
Customer deposits	396	(119)
Unearned revenue	485	45

Net cash used in operating activities	(156)	(470)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(5)

Net cash used in investing activities	(67)	(5)

Cash flows from financing activities:
Proceeds from preferred stock	--	615
Deposit for unissued securities	260	(100)
Repayments of advances to affiliated entities	9	--
Advance to affiliated entities	(1)	(50)

Net cash provided by financing activities	268	465

Effect of exchange rate changes on cash and cash equivalents	--	4

Net increase (decrease) in cash and cash equivalents	45	(6)

Cash and cash equivalents, beginning of period	165	7

Cash and cash equivalents, end of period	$210	$1

Supplemental cash flow information:
Interest paid	$43	$--
Income taxes paid	--	--

Non-cash disclosures
Conversion of Series B Preferred Stock to common stock	$637	$122
Conversion of Series G Preferred Stock to common stock	$4	$6

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2009, as reported in the Form 10-K, have been omitted.

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

For a summary of significant accounting policies (which have not changed from December 31, 2009), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation , a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The Company is evaluating the impact of this standard on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and has not sold quantities that are sufficient to be operationally profitable. The Company had an accumulated deficit of $94,594,000 and a stockholders’ deficit of $7,480,000 at March 31, 2010. The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of Attrius™ Cardiac PET system and through sales of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals with Nuclear Pharm-Assist® systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales and service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

The Company had cash and cash equivalents of $210,000 at March 31, 2010. At the same date, the Company had accounts payable and accrued liabilities of $3,259,000. The secured convertible notes payable of $1,323,000, are in default - see note 9. In addition, debt service and working capital requirements for the upcoming year may reach beyond our current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. However, no assurance can be given will be able to achieve sufficient revenues or raise sufficient funds to sustain business operations.

4.	Inventories

Inventories consisted of the following (in thousands) as of:

	March 31, 2010	December 31, 2009
Finished systems	$120	$120
Raw materials and service parts	386	388
Work in progress	283	205
	789	713
Less: Reserve for obsolete inventory	(98)	(98)
Total	$691	$615

5.	Property and equipment

Property and equipment consisted of the following (in thousands) as of:

	March 31, 2010	December 31, 2009
Furniture and fixtures	$5	$5
Leasehold improvements	86	26
Computer equipment	27	20
Machinery and equipment	20	20
	138	71
Less: Accumulated depreciation	(20)	(15)
	$118	56

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Trade accounts payable	$1,667	$1,734
Accrued royalties	235	235
Accrued interest	801	724
Sales taxes payable including interest and penalty	179	183
Accrued compensation	233	214
Accrued property taxes	37	37
Accrued professional fees	36	2
Accrued commissions	71	71

Total	$3,259	$3,200

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer. Deposit amounts may vary depending on the contract. Included in customer deposits at March 31, 2010 were deposits of approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems. As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices. Accordingly, deposits related to this customer have been reclassified from unearned revenue to customer deposits. Also included in customer deposits at March 31, 2010, are $396,000 of deposits for sales of Attrius™ Cardiac PET systems.

8.	Notes Payable

Notes payable at March 31, 2010 includes $540,000 due the former owners of Dose Shield as partial payment for the acquisition made by the Company in June 2008. The note, which was originally due on December 31, 2008, has been extended for one year with an interest rate of 8%. For the three months ended March 31, 2010, the Company recorded $43,000 interest expense for the note. The Company has paid the entire outstanding balance of the note payable on May 4, 2010.

9.	Secured Convertible Notes Payable

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

As of March 31, 2010, the Company is in default pursuant to the terms of the convertible debentures. The carrying amount of the debentures that is due immediately is $1,323,000 plus all accrued interest of approximately $801,000. At the respective maturity dates of the debentures, the beneficial conversion features had an estimated fair value of $2,104,000 which is recorded until such time as the debentures are paid in full or converted to common shares pursuant to the terms of the notes.

10.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and three months ended March 31, 2010 and 2009 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (In Thousands, except per share data).

	Three Months Ended
	March 31, 2010	March 31, 2009
Basic and diluted loss	$(3,265)	$(746)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	410,371	170,733

Basic and diluted loss per common share	$(0.01)	$(0.01)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2010	March 31, 2009
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	634,599	676,594
Convertible Series G Preferred Stock	5,829	10,539
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	190,642	60,588
Common Stock Options	26,645	19,425
Series B Preferred Stock Options	250,000	--
	2,108,172	1,767,603

11.	Stockholders’ Deficit

During the three months ended March 31, 2010, investors converted 636,860 shares of Series B Preferred Stock into 63,686,000 shares of common stock. Investors also converted 4,100 shares of Series G Preferred stock into 410,000 shares of common stock.

On February 25, 2010, the Company issued 500,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.05 per share. The Company recorded consulting fee expense of $25,000 for the issuance of the shares.

During the three months ended March 31, 2010, the Company issued 253,427 shares of Series B Preferred Stock to an unrelated party for consulting services. Accordingly, the Company recorded consulting fee expense of $253,427 related to the issuance of the shares.

12.	Stock Options

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the three months ended March 31, 2010 was determined using the following assumptions:

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

During the three months ended March 31, 2010, the Company granted 2,500,000 Series B Preferred stock options to employees with an exercise price of $1.00 per share. For the three months ended March 31, 2010, the Company recorded compensation expense of $2,500,000 related to the preferred stock option grants.

13.	Subsequent Events

Equity Transactions

The following transactions occurred between April 1, 2010 and May 20, 2010:

The Company issued 35,050,005 shares of common stock to investors for $1,087,000.

Investors exercised warrants to purchase 56,000,000 shares of common stock for an aggregate purchase prices of $1,120,000.

Investors converted 174,000 shares of Series B Preferred Stock into 17,400,000 shares of the Company’s Common Stock.

Investors converted 15,000 shares of Series G Preferred Stock into 1,500,000 shares of the Company’s Common Stock.

The Company issued 29,150,000 shares common stock for services and recorded consulting fee expense of $3,963,500 for the issuance of these shares.

Lease Agreement

On April 1, 2010, the Company entered into a three year operating lease with a related party for additional administrative offices in Westmont, Illinois. Under the terms of the lease, the Company has agreed to fund the cost of the office build out improvements up to $108,000. The cost of the build out improvements will be netted against the annual lease payments of $36,000 per year. The Company will amortize the leasehold improvements in an amount equal the monthly rent of $3,000 per month until fully amortized. Additionally, the Company shall be responsible for maintenance, operating expenses and property taxes.

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

Overview

Positron Corporation is a molecular imaging company focused on nuclear cardiology. Positron utilizes its proprietary product line to provide unique solutions to the Nuclear Medicine community ranging from imaging to radiopharmaceutical distribution. Positron products include: the Attrius™, a Positron Emission Tomography (PET) imaging device; the Pulse™, a Single Photon Emission Computerized Tomography (SPECT) imaging device; the Nuclear Pharm-Assist®, an automated radiopharmaceutical distribution device; and the Tech-Assist™, a radiopharmaceutical injection shield. Positron’s SPECT and PET cardiac molecular imaging devices are installed in more than 175 hospitals and physician offices around the world; two dozen of them are serviced by the Company. The Company has sold our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a number of imaging systems internationally. The Company intends to install our radiopharmaceutical delivery systems to physician offices, hospitals, and nuclear pharmacies.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular disease specialists in the U.S. and their number will increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that perform or could perform nuclear cardiac procedures, and radiopharmacies that need to comply with the requirements of USP-797 or want to automate the delivery of radiopharmaceuticals. We are able to offer a total customer solution which includes low cost molecular imaging devices, disease specific software, radiopharmaceutical distribution and delivery systems, and radiopharmaceutical agents for Cardiac Nuclear Medicine.

General

The Company believes it will experience an increase in sales with the launch of sales of new PET system manufactured by our China based joint venture, Neusoft Positron Medical Systems. Our PET imaging system has been developed to accommodate the growing need by cardiologists for less expensive, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system has received the Food and Drug Administration approval in April 2009. The Company believes that the cardiac market for PET is quickly emerging and provides an immediate opportunity to capture significant market share with a low-cost, stand-alone, dedicated Cardiac PET device. Positron’s technology for PET imaging provides superior image quality with significantly less cost than other PET/CT manufacturers. In addition, Positron offers a software patient management solution to improve patient care, including software by K. Lance Gould, M.D., a world renowned expert of cardiac PET technology.

Our Radiopharmaceutical Products segment expects revenue growth from sales and installations of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals. We believe that there is an immediate market opportunity for our radiopharmaceutical delivery system with centralized nuclear pharmacies, large hospitals and cardiology practices, many of which are not compliant with the United States Pharmacopeia Chapter 797 compounding regulations. Our Nuclear Pharm-Assist® systems reduce clients’ overhead and the overall radiation exposure of workers, improves the efficiency of the pharmacy & delivery of radiopharmaceuticals and complies with newly enacted sterility requirements.

The Company intends to enter the market as the first medical device manufacturer offer the radiopharmaceuticals directly to the end customer. Currently the cardiac drugs for SPECT imaging are prepared at centralized radiopharmacies where they are substantially marked up.  Our “virtual pharmacy” solution allows placing dose delivery systems into the physician’s offices. Our Nuclear Cardio-Assist™ provides nuclear cardiology departments the ease of “Unit Dose” with the reliability of an “In-House” supply. The Nuclear Cardio-Assist™ automatically elutes a generator, compounds kits, performs quality control, fills a syringe, assays the dose in the syringe and dispenses the dose in the syringe ready for patient injection. The Nuclear Cardio-Assist™ replaces typical “Hot” lab equipment and acts as a “virtual” nuclear pharmacy with “Unit Dose” availability, at the touch of a button, 24/7.

We believe that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2010 and 2009

The Company experienced a net loss of $3,265,000 for the three months ended March 31, 2010 compared to a net loss of $746,000 for the three months ended March 31, 2009.  The increase in the current three month period as compared to the same period last year is attributed primarily to stock based compensation charges.

Revenues - Revenues for the three months ended March 31, 2010 were $467,000 as compared to $367,000 for the three months ended March 31, 2009. Systems sold during the three months ended March 31, 2010 were $ 218,000 while system sales for the same period in 2009 were $150,000. Service revenue was $249,000 and $217,000 for the three months ended March 31, 2010 and 2009, respectively. Although the Company had fewer service contracts in 2010 than in 2009, service revenue increased as a result of higher time and material billings.

Operating Expenses - Operating expenses for the three months ended March 31, 2010 were $3,430,000 compared to $655,000 for the three months ended March 31, 2009.

Research and development costs for the three months ended March 31, 2010 were $121,000 compared to $30,000 for the three months ended March 31, 2009. Research and development costs for the three months ended March 31, 2010 included mostly payroll, contract labor and consulting fees primarily for the Nuclear Cardio-Assist™ and some expenses for the Attrius™ development.

Sales and marketing expense for the three months ended March 31, 2010 and 2009 were $210,000 and $16,000, respectively. During 2009, the Company eliminated most of the sales and marketing expense until the Attrius™ Cardiac PET system was approved by FDA. Sales and marketing expenses for the three months ended March 31, 2010 include salaries and commissions of approximately $92,000, advertising expense of $34,000 and trade show expenses of $44,000.

General and administrative expenses during the three months ended March 31, 2010 were $3,099,000 as compared to $609,000 for the three months ended March 31, 2009. The significant increase in G&A is attributable to stock based compensation and stock issued for services totaling $2,778,000 during the three months ended March 31, 2010 as compared to $169,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense of $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and recorded compensation expense of $278,000.

Other Income (Expenses) - Interest expense of $119,000 for the three months ended March 31, 2010 was a decrease of $188,000 from interest expense of $307,000 recorded during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company recorded interest expense of $287,000 for amortization of debt discount related to secured convertible debentures. These notes, which are now in default, were payable in full June 2009. Interest expense for the three months ended March 31, 2010 includes $77,000 of interest on the outstanding principal of the defaulted secured convertible notes. Additionally, the Company recorded interest expense of $45,000 on the note payable due for the Dose Shield acquisition. For the three months ended March 31, 2009, the Company recorded a derivative loss of $88,000. The derivative loss which relates to beneficial conversion features in the convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model.

Liquidity and Capital Resources

At March 31, 2010, the Company had current assets of $1,540,000 and current liabilities of $8,887,000 compared to December 31, 2009 when the Company had current assets and current liabilities of $923,000 and $7,947,000, respectively. Total assets at March 31, 2010 were $1,667,000 compared to $988,000 at December 31, 2009. Total liabilities were $9,147,000 and 7,947,000 at March 31, 2010 and December 31, 2009, respectively.

Cash and cash equivalents at March 31, 2010 were $210,000 compared to $165,000 at December 31, 2009. Accounts receivable was $562,000 at March 31, 2010 compared to $74,000 at December 31, 2009.  The large increase is due to billings of $725,000 for  Attrius™ system, $507,500 of which remained in accounts receivable at March 31, 2010.. The revenue was not recorded since the system was not shipped as of March 31, 2010.  The Company recorded a customer deposit of $217,500 received for the machine, and unearned revenue for the balance of $507,500.

Current liabilities include accounts payable and accrued expenses of $3,259,000. Customer deposits of $1,065,000 include $396,500 of deposits for two Attrius™ systems and approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems. Current liabilities also include a $540,000 note payable for the purchase of Dose Shield, which has subsequently been paid in full in May 2010. Secured convertible debentures of $1,323,000 included in current liabilities became due and fully payable in 2009. The Company is currently in default on the notes. Derivative liabilities related to the convertible debentures and included in current liabilities were $2,104,000 at March 31, 2010.

Net cash used in operating activities was $156,000 and $470,000 for the three months ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities were $67,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company capitalized $60,000 of leasehold improvements for the build out of new administrative office space in the Chicago area.

Net cash provided by financing activities was $268,000 and $465,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 the Company received $260,000 in deposits for equity securities that were issued subsequent to March 31, 2010. During the three months ended March 31, 2009, the Company received $615,000 for preferred stock issued. The Company used the majority of the proceeds from the issuance of securities as working capital to fund current operations.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year. The Company had an accumulated deficit of $94,594,000 at March 31, 2010. The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the launch of sales of the Attrius™ Cardiac PET system and through sales from radiopharmaceutical delivery systems and services. The Company expects that these developments will have a positive impact on the sales & service volumes and increase net margins. However, there is no assurance that the Company will be successful in selling new systems.

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

The Company’s current financial condition raises doubt as to its ability to continue as a going concern. The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2009, was qualified with respect to that risk. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or disregard portions of its business plans.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2009. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. In addition to any such claims and suits, we are involved in the following legal proceedings.

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

The Investors recently filed a motion for a preliminary injunction, to require the Company to deliver three million shares of its common stock to the Investors and requiring the Company to honor previous conversion requests, in order to secure a potential judgment for money damages. The Company opposed the motion on the ground that preliminary injunctive relief to preserve assets as security for an anticipated money judgment is not an available remedy. The motion is currently sub judice. The action is otherwise currently in the discovery stage.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, investors converted 636,860 shares of Series B Preferred Stock into 63,686,000 shares of common stock. Investors also converted 4,100 shares of Series G Preferred stock into 410,000 shares of common stock.

On February 25, 2010, the Company issued 500,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.05 per share. The Company recorded consulting fee expense of $25,000 for the issuance of the shares.

During the three months ended March 31, 2010, the Company issued 253,427 shares of Series B Preferred Stock to an unrelated party for consulting services. Accordingly, the Company recorded consulting fee expense of $253,427 related to the issuance of the shares.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

See “Item 1 – Legal Proceedings.”

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

The following transactions occurred between April 1, 2010 and May 20, 2010:

The Company issued 35,050,005 shares of common stock to investors for $1,087,000.

Investors exercised warrants to purchase 56,000,000 shares of common stock for an aggregate purchase price of $1,120,000.

Investors converted 174,000 shares of Series B Preferred Stock into 17,400,000 shares of the Company’s Common Stock.

Investors converted 15,000 shares of Series G Preferred Stock into 1,500,000 shares of the Company’s Common Stock.

The Company issued 29,150,000 shares common stock for services and recorded consulting fee expense of $3,963,500 for the issuance of these shares.

ITEM 6 – EXHIBITS

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

POSITRON CORPORATION

Date: May 20, 2010	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: May 20, 2010	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)