Form 10-Q
period 2010-06-30
POSITRON CORP
filed 2010-08-23
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (317) 576-0183

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer, accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 23, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	773,452,547

POSITRON CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,411	$165
Accounts receivable	155	74
Inventories	741	615
Due from affiliates	34	69
Prepaid expenses	50	--
Deposits – Attrius systems	1,149	--
Total current assets	5,540	923

Property and equipment, net	169	56
Other assets	13	9
Total assets	$5,722	$988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$2,084	$3,200
Customer deposits	1,059	669
Notes payable	35	575
Convertible notes payable	1,323	1,323
Unearned revenue	43	51
Due to related parties		25
Derivative liabilities for convertible debentures	2,104	2,104
Total current liabilities	6,648	7,947

Deposits for unissued securities	4,166	--

Total liabilities	10,814	7,947

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 6,071,588 and 6,729,421 shares issued and outstanding	5,755	6,413
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 29,200 and 62,391 shares issued and outstanding	29	62
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 679,010,878 and 391,023,773 shares outstanding	6,790	3,910
Additional paid-in capital	82,892	73,568
Other comprehensive loss	(113)	(125)
Accumulated deficit	(100,987)	(91,329)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(5,092)	(6,959)

Total liabilities and stockholders’ deficit	$5,722	$988

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues:	$934	$334	$1,401	$701

Costs of revenues:	919	199	1,102	438

Gross profit	15	135	299	263

Operating expenses:
Research and development	166	20	287	50
Selling and marketing	248	39	458	55
General and administrative	6,701	922	9,800	1,531

Total operating expenses	7,115	981	10,545	1,636

Loss from operations	(7,100)	(846)	(10,246)	(1,373)

Other income (expense)
Interest expense	76	(426)	(43)	(733)
Derivative gains (losses)	--	343	--	431
Other income	631	--	631	--

Total other income (expense)	707	(83)	588	(302)

Loss before income taxes	(6,393)	(929)	(9,658)	(1,675)

Income taxes	--	--	--	--

Net loss	$(6,393)	$(929)	$(9,658)	$(1,675)

Other comprehensive income
Foreign currency translation (loss) gain	46	(49)	12	(27)

Comprehensive loss	$(6,347)	$(978)	$(9,646)	$(1,702)

Basic and diluted loss per common share	$(0.01)	$(0.005)	$(0.02)	$(0.009)

Weighted average number of basic and diluted common shares outstanding	579,529	199,909	495,417	185,402

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(9,658)	$(1,675)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14	10
Amortization of loan costs and debt discount	--	653
Stock based compensation	2,500	--
(Gain) loss on derivative liabilities	--	(431)
Common stock issued for services	5,438	447
Preferred stock issued for services	432	- -
Preferred stock issued for post-acquisition contingent payment	200	--
Changes in operating assets and liabilities:
Accounts receivable	(81)	61
Inventory	(125)	--
Prepaid expenses	(50)	--
Other current assets	(1,149)	(1)
Accounts payable and accrued liabilities	(1,103)	77
Customer deposits	389	(126)
Unearned revenue	(8)	(32)

Net cash used in operating activities	(3,201)	(1,017)

Cash flows from investing activities:
Security deposits	(5)	--
Purchase of property and equipment	(127)	(7)

Net cash used in investing activities	(132)	(7)

Cash flows from financing activities:
Advance from related party	(540)	(49)
Proceeds from preferred stock	--	925
Proceeds from common stock	2,944	50
Deposits for unissued securities	4,166	160
Repayments of advances to affiliated entities	9	--
Advance to affiliated entities	--	(25)

Net cash provided by financing activities	6,579	1,061

Effect of exchange rate changes on cash and cash equivalents	--	(2)

Net increase in cash and cash equivalents	3,246	35

Cash and cash equivalents, beginning of period	165	7

Cash and cash equivalents, end of period	$3,411	$42

Supplemental cash flow information:
Interest paid	$43	$--
Income taxes paid	--	--

Non-cash disclosures
Conversion of accounts payable to common stock	$--	$8
Conversion of Series B Preferred Stock to common stock	$1,148	$303
Conversion of Series G Preferred Stock to common stock	$33	$42

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

Warranty Costs

The Company accrues for the cost of product warranty on the Company’s PET systems and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.

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

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

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

Since inception, the Company has expended substantial resources on research and development and sustained  substantial losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $100,987,000 and a stockholders’ deficit of $5,092,000 at June 30, 2010. The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience an increase in sales of the Attrius™ Cardiac PET system, additional service agreements and through sales of radiopharmaceutical dose dispensing  systems and recurring revenue from delivery of radiopharmaceuticals with Nuclear Pharm-Assist® systems. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales and service volumes and increased net margins.

The Company had cash and cash equivalents of $3,411,000 at June 30, 2010. At the same date, the Company had accounts payable and accrued liabilities of $2,084,000 June 30, 2010. The secured convertible notes payable of $1,323,000, were in default as of June 30, 2010, but have since been satisfied - see note 9. Working capital requirements for the upcoming year may reach beyond our current cash balances. As the Company executes its plans for expansion it may continue to raise funds as required through equity and debt financing to sustain business operations. However, no assurance can be given will be able to achieve sufficient revenues or raise sufficient funds to sustain business operations.

4.	Deposits – Attrius systems

At June 30, 2010, the Company had $1,149,000 in deposits paid for six Attrius machines for which the Company has pending sales contracts.

5.	Inventories

Inventories consisted of the following (in thousands) as of:

	June 30, 2010	December 31, 2009
Finished systems	$120	$120
Raw materials and service parts	582	388
Work in progress	137	205
	839	713
Less: Reserve for obsolete inventory	(98)	(98)
Total	$741	$615

6.	Property and Equipment

Property and equipment consisted of the following (in thousands) as of:

	June 30, 2010	December 31, 2009
Furniture and fixtures	$14	$5
Leasehold improvements	106	26
Computer equipment	38	20
Machinery and equipment	41	20
	199	71
Less: Accumulated depreciation	(30)	(15)
	$169	56

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Trade accounts payable	$1,148	$1,734
Accrued royalties	173	235
Accrued interest	357	724
Sales taxes payable including interest and penalty	176	183
Accrued compensation	81	214
Accrued warranty	40	--
Accrued property taxes	38	37
Accrued professional fees	71	2
Accrued commissions	--	71

Total	$2,084	$3,200

8.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer. Deposit amounts may vary depending on the contract. Included in customer deposits at June 30, 2010 were deposits of approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems. As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices. Accordingly, deposits related to this customer have been reclassified from unearned revenue to customer deposits. Also included in customer deposits at June 30, 2010, are $390,000 of deposits for sales of two Attrius™ Cardiac PET systems.  At June 30, 2010, the Company paid $1,149,000 in deposits for six Attrius machines for which the Company has six pending sales contracts as of August 23, 2010.

9.	Notes Payable

Notes payable at December 31 2009 included $540,000 due the former owners of Dose Shield as partial payment for the acquisition made by the Company in June 2008. The note, which was originally due on December 31, 2008, had been extended for one year with an interest rate of 8%. On May 4, 2010, the note plus all accrued interest was satisfied.

10.	Secured Convertible Notes Payable

Pursuant to the terms of a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually. The Debentures are convertible into shares of the Company’s Common Stock as the product of the “Applicable Percentage” and the average of the lowest three (3) trading prices for the common stock during the twenty (20) day period prior to conversion. Applicable Percentage is 50%; provided, however that the percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing of the transaction and (ii) 65% in the event the Registration Statement becomes effective within one hundred and twenty days of the closing of the transaction. The Company filed a Registration Statement on June 20, 2006 that was subsequently withdrawn. The Company may repay principal and interest in cash in the event that the price of the Company’s Common Stock is below $0.20 on the last business day of a month. Pursuant to the terms of the Agreements, the Company issued to the Investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.

On May 23, 2006, the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009. Pursuant to the terms of the Agreements, the Company was to issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and are being amortized over the maturity periods of the Debentures. The Company, to satisfy the initial filing requirement, filed a registration statement on behalf of the Investors on June 20, 2006, which was subsequently withdrawn.

As of June 30, 2010, the Company was in default pursuant to the terms of the convertible debentures. The carrying amount of the debentures that is due immediately is $1,323,000 plus all accrued interest of approximately $724,000.

On July 19, 2010, the Company entered into a Settlement Agreement and Mutual Release with the Investors whereby the Company and the Investors settled any and all claims against each other and all obligations under the Debentures were satisfied in exchange for the payment of $1,000,000 in cash and the issuance of 8,500,000 shares of Common Stock at a fair market value of $680,000.  The total settlement value was less than the carrying value of the debt and accrued interest.  As a result, the Company recorded the reduction of debt as other income in the amount of $367,000.

At the respective maturity dates of the debentures, the beneficial conversion features had an estimated fair value of $2,104,000 which is recorded until such time as the debentures are paid in full or converted to common shares pursuant to the terms of the notes.  Upon settlement of the debt, the Company reduced the entire amount of the derivative liability and recognized a derivative gain.

11.	Other Income

For the six months ended June 30, 2010 the Company recorded other income of $631,000 which resulted from the forgiveness of debt and other liabilities pursuant to settlement agreements between the Company and certain debtors. The following summarizes the debt forgiven (in thousands):

Accrued interest on convertible debentures	$367
Trade accounts payable – closed Canadian operation	161
Accrued compensation – closed Canadian operation	103
$631

12.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 since it would have resulted in an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (In Thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In Thousands, except per share data)
Numerator
Basic and diluted loss	$(6,393)	$(929)	$(9,658)	$(1,675)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	579,529	199,909	495,417	185,402

Basic and diluted loss per common share	$(0.01)	$(0.005)	$(0.02)	$(0.009)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2010	June 30, 2009
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	607,158	683,819
Convertible Series G Preferred Stock	2,920	6,939
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	215,063	131,838
Common Stock Options	26,645	19,425
Preferred Stock Options	250,000	--
	2,102,243	1,842,478

13.	Stockholders’ Deficit

During the six months ended June 30, 2010, the Company issued 127,750,005 shares of common stock to unrelated investors for cash in the amount of $2,943,475.

During the six months ended June 30, 2010, investors converted 1,148,360 shares of Series B Preferred Stock into 114,836,000 shares of common stock. Investors also converted 33,191 shares of Series G Preferred stock into 3,319,100 shares of common stock.

During the six months ended June 30, 2010, the Company issued 42,150,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $5,438,500 for which the Company recorded consulting fee expense.

During the six months ended June 30, 2010, the Company issued 290,527 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $431,827 related to the issuance of the shares.

On June 24, 2010, the Company issued 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the purchase agreement between Dose Shield and the Company dated June 5, 2008.  The Company issued the Series B shares as 50% of the final contingent payment.   Since all recorded goodwill related to the Dose Shield acquisition has been previously written off as an impairment charge, the Company recorded a charge of $200,000 related to the issued Series B shares.

At June 30, 2010, the Company had $4,166,000 from investors for equity securities that were not yet issued. The amount is recorded as a non-current liability at June 30, 2010.

14.	Stock Options

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid cash dividends to date and does not currently expect to pay cash dividends) and the expected term of the option. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate is derived from the zero-coupon U.S. government issues with a remaining term equal to the expected life at the time of grant. Fair market value using the Black-Scholes option-pricing model for the six months ended June 30, 2010 was determined using the following assumptions:

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

During the six months ended June 30, 2010, the Company granted 2,500,000 Series B Preferred stock options to employees with an exercise price of $1.00 per share.  For the six months ended June 30, 2010, the Company recorded compensation expense of $2,500,000 related to the preferred stock option grants.

15.	Related Party Transactions

During the six months ended June 30, 2010, the Company paid $200,000 of consulting fees to a related party.

16.	Lease Commitments

On April 19, 2010, the Company entered into a lease agreement (the “Lease”) with GMA properties, LLC, an New York limited liability company (the “Lessor”).  Under the terms of the Lease, the Company will lease property located in, Niagara Falls, New York for its PET operations, logistics and technical/ clinical training center.  The lease has an initial three year term and provides for one three year extension period at $1,700 per month.  The Lease provides for an initial monthly rent of $1,800 payable on the first day of each month beginning June 1, 2010.

On May 6, 2010 the Company entered into a lease agreement(the “Lease”) with Bash Business, LLC, an Indiana limited liability company (the “Lessor”).  Under the terms of the Lease, the Company will lease property located in Indianapolis, Indiana for product manufacturing and logistics.  The lease has a one year term from May 15, 2010 to May 31, 2011 and provides for monthly rent of $1665 payable on the first day of each month.

On July 28, 2010, the Company entered into a lease agreement (the “Lease”) with Moress, LLC, an Indiana limited liability company (the “Lessor”).  Pursuant to the terms of the Lease, the Company will lease property located in Crown Point, Indiana for radio-pharmaceutical and pharmaceutical manufacturing, packaging, sales and offices.  The Lease has an initial five year term and provides for one five year extension period.  The Lease provides for an initial monthly rent of $8,000 payable on the first day of each month beginning October 1, 2010.  In addition, the Company acquired the pharmaceutical manufacturing and related equipment, plus other furniture, fixtures and equipment.

17.	Subsequent Events

Business Transaction

On August 18, 2010, the Company announced a strategic alliance with Covidien a large global healthcare company for product development of its proprietary dose dispensing devise.  The Company will act as an independent contractor to design and develop a new version of its proprietary automated dose dispensing equipment specifically designed for use exclusively with Covidien radiopharmaceutical products.

Equity Transactions

The following transactions occurred between July 1, 2010 and August 23, 2010:

The Company issued 400,000 shares of common stock to investors for cash received of $20,000.

The Company issued approximately 50,500,000 shares of common stock for deposits it held as of June 30, 2010.

The Company issued 8,500,000 shares of common stock for the settlement of debt – see below.

Investors converted 175,500 shares of Series B Preferred Stock into 17,550,000 shares of the Company’s Common Stock.

The Company issued 10,000,000 shares of common stock for services and recorded consulting fee expense of $870,000for the issuance of these shares.

The Company issued 1,250 shares of Series B Preferred Stock for services and recorded consulting fee expense of $10,000 for the issuance of these shares.

Settlement

On July 29, 2010, the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with certain investors (the “Investors”) from whom the Company had purchased Callable Secured Convertible Notes in the original principal amount of $1,300,000 (the “Notes”).  The Investors had commenced an action against the Company to recover, principal, interest and penalties based upon the Company’s failure to repay the Notes.  Pursuant to the terms of the Agreement, the Company agreed to pay the Investors $1,000,000 in cash and 8,500,000 shares of the Company’s common stock in satisfaction of all claims.  The Agreement also provides for mutual releases between the Company and the Investors as well as the termination of the Notes and related Securities Purchase Agreements.

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

Overview

Positron Corporation is a molecular imaging company focused on nuclear cardiology. Positron utilizes its proprietary product line to provide unique solutions to the Nuclear Medicine community ranging from imaging to radiopharmaceutical distribution. Positron products include: the Attrius™, a Positron Emission Tomography (PET) imaging device; the Pulse™, a Single Photon Emission Computerized Tomography (SPECT) imaging device; the Nuclear Pharm-Assist®, an automated radiopharmaceutical distribution device; and the Tech-Assist™, a radiopharmaceutical injection shield. Positron’s SPECT and PET cardiac molecular imaging devices are installed in more than 175 hospitals and physician offices around the world; approximately two dozen of them are serviced by the Company. The Company has sold our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a number of imaging systems internationally. The Company intends to install our radiopharmaceutical delivery systems to physician offices, hospitals, and nuclear pharmacies.

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

General

The Company believes it will experience an increase in sales of its new PET system manufactured by our joint venture, Neusoft Positron Medical Systems based in Shenyang China. Our PET imaging system has been developed to accommodate the growing need by cardiologists for less expensive, high quality molecular imaging devices in today’s challenging economy.  The Attrius™ Cardiac PET system has received the Food and Drug Administration approval in April 2009. The Company believes that the cardiac market for PET is quickly emerging and provides an immediate opportunity to capture significant market share with a low-cost, stand-alone, cardiac optimized PET device. Positron’s technology for PET imaging provides superior image quality with significantly less cost than other PET/CT manufacturers. In addition, Positron offers a software patient management solution to improve patient care, including software by K. Lance Gould, M.D., a world renowned expert of cardiac PET technology.

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

Our Radiopharmaceutical Products segment expects revenue growth from sales and installations of radiopharmaceutical dose dispensing systems and recurring revenue from the sales and/or delivery of radiopharmaceuticals. We believe that there is an immediate market opportunity for our radiopharmaceutical dose dispensing system with centralized nuclear pharmacies, large hospitals and cardiology practices, many of which are not compliant with the United States Pharmacopeia Chapter 797 compounding regulations which our products offers such compliance. Our Nuclear Pharm-Assist® systems reduce clients’ overhead and the overall radiation exposure of workers, improves the efficiency of the pharmacy & delivery of radiopharmaceuticals and complies with newly enacted sterility requirements. Currently the cardiac drugs for SPECT imaging are prepared at centralized radiopharmacies where they are substantially marked up.  Our “virtual pharmacy” solution allows placing dose delivery systems into the physician’s offices. Our Nuclear Cardio-Assist™ provides nuclear cardiology departments the ease of “Unit Dose” with the reliability of an “In-House” supply. The Nuclear Cardio-Assist™ automatically elutes a generator, compounds kits, performs quality control, fills a syringe, assays the dose in the syringe and dispenses the dose in the syringe ready for patient injection. The Nuclear Cardio-Assist™ replaces typical “Hot” lab equipment and acts as a “virtual” nuclear pharmacy with “Unit Dose” availability, at the touch of a button, 24/7.

Currently the Company sells its Attrius™ Cardiac PET system to cardiology practices and hospitals and its Nuclear Pharm-Assist® to centralized nuclear pharmacies, large hospitals and cardiology practices. The Company plans to enhance its market position by combining its unique proprietary equipment with an innovative offering of medical devices and radiopharmaceuticals directly to the end customer.

We believe that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 30, 2010 and 2009

The Company experienced a net loss of $6,393,000 for the three months ended June 30, 2010 compared to a net loss of $929,000 for the three months ended June 30, 2009.  The increase in the current three month period as compared to the same period last year is attributed primarily to stock based compensation charges.

Revenues - Revenues for the three months ended June 30, 2010 were $934,000  as compared to $334,000 for the three months ended June 30, 2009. PET Systems sold during the three months ended June 30, 2010 were  $721,000 while there were no PET system sales during the same period in 2009. Service revenue was $167,000 and $267,000 for the three months ended June 30, 2010 and 2009, respectively.  The Company had fewer service contracts in 2010 than in 2009. Therefore service revenue decreased as more customers converted to time and materials billings.

Operating Expenses - Operating expenses for the three months ended June 30, 2010 were $7,115,000 compared to $981,000 for the three months ended June 30, 2009.

Research and development costs for the three months ended June 30, 2010 were $166,000 compared to $20,000 for the three months ended June 30, 2009.  Research and development costs for the three months ended June 30, 2010 included mostly payroll, contract labor and consulting fees primarily for the Nuclear Cardio-Assist™ and some expenses for the Attrius™ development.

Sales and marketing expense for the three months ended June 30, 2010 and 2009 were $248,000 and $39,000, respectively.  During late 2009, the Company eliminated most of the sales and marketing spend until the Attrius™ Cardiac PET system was approved by FDA.  Sales and marketing expenses for the three months ended June 30, 2010 include salaries and commissions of approximately $142,000, advertising expense of $25,000and trade show expenses of $38,000.

General and administrative expenses during the three months ended June 30, 2010 were 6,701,000 as compared to $922,000 for the three months ended June 30, 2009. The significant increase in G&A is attributable to stock based compensation and stock issued for services of totaling 5,592,000 during the three months ended June 30, 2010 as compared to $278,000 for the three ended June 30, 2009.

Other Income (Expenses) - During the three months ended June 30, 2010, the Company recorded a $76,000 reversal of interest expense recorded during the previous quarter.  The reversal was for interest accrued on secured convertible notes that were satisfied pursuant to a settlement agreement executed in July 2010. Interest expense for the three months ended June 30, 2010 also includes $43,000 of interest on the note payable due for the Dose Shield acquisition. During the three months ended June 30, 2009, the Company recorded interest expense of $426,000 for amortization of debt discount related to secured convertible debentures.  For the three months ended June 30, 2009, the Company recorded a derivative loss of $343,000. The derivative loss which relates to beneficial conversion features in the convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model.

Other income for the three months ended June 30, 2010 of $631,000 includes $367,000 of accrued interest forgiven pursuant to a settlement agreement reached with the holder secured convertible notes for which the Company was in default.  These notes were satisfied in July 2010.  Other income also includes forgiveness of debt pursuant to settlement reached with various vendors and government agencies related to the closed Canadian facility.

Comparison of the Results of Operations for the Six Months ended June 30, 2010 and 2009

The Company experienced a net loss of $9,658,000 for the six months ended June 30, 2010 compared to a net loss of $1,675,000 for the six months ended June 30, 2009.  The increase in the current six month period as compared to the same period last year is attributed primarily to stock based compensation charges, including significant amounts of stock issued for consulting services.

Revenues - Revenues for the six months ended June 30, 2010 were $1,401,000 as compared to $701,000 for the six months ended June 30, 2009. PET systems sold during the six months ended June 30, 2010 were  $939,000 compared to $150,000 for the same period in 2009, accounting for the significant increase in revenues.

Operating Expenses - Operating expenses for the six months ended June 30, 2010 were $10,545,000 compared to $1,636,000 for the six months ended June 30, 2009.

Research and development costs for the six months ended June 30, 2010 were $287,000 compared to $50,000 for the six months ended June 30, 2009.  Research and development costs for the six months ended June 30, 2010 included mostly payroll, contract labor and consulting fees primarily for the Nuclear Cardio-Assist™ and some expenses for the Attrius™ development.

Sales and marketing expense for the six months ended June 30, 2010 and 2009 were $458,000 and $55,000, respectively.  During 2009, the Company eliminated most of the sales and marketing spend until such time as Attrius™ Cardiac PET system was approved by FDA.  Sales and marketing expenses for the six months ended June 30, 2010 include salaries and commissions of approximately $234,000, advertising expense of $59,000 and trade show expenses of $82,000.

General and administrative expenses during the six months ended June 30, 2010 were $9,800,000 as compared to $1,531,000 for the six months ended June 30, 2009. The significant increase in G&A is attributable to stock based compensation and stock issued for services of totaling $8,370,000 during the six months ended June 30, 2010 as compared to $447,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and recorded consulting expense of $5,870,000.

Other Income (Expenses) - Interest expense for the six months ended June 30, 2010 also includes $43,000 of interest on the note payable due for the Dose Shield acquisition. This note was paid in full in May 2010. During the six months ended June 30, 2009, the Company recorded interest expense of $733,000 for amortization of debt discount related to secured convertible debentures.  The notes were paid in full in July 2010. For the six months ended June 30, 2009, the Company recorded a derivative loss of $431,000. The derivative loss which relates to beneficial conversion features in the convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model.

Other income for the six months ended June 30, 2010 of $631,000 includes $367,000 of accrued interest forgiven pursuant to a settlement agreement reached with the holder secured convertible notes for which the Company was in default.  These notes were satisfied in July 2010.  Other income also includes forgiveness of debt pursuant to settlement reached with various vendors and government agencies related to the closed Canadian facility.

At June 30, 2010, the Company had orders for two Attrius systems and as of August 23 has orders for six machines.

Liquidity and Capital Reserves

At June 30, 2010, the Company had current assets of $5,540,000 and current liabilities of $6,648,000 compared to December 31, 2009 when the Company had current assets and current liabilities of $923,000 and $7,947,000, respectively.  Total assets at June 30, 2010 were $5,722,000 compared to $988,000 at December 31, 2009. Total liabilities were $10,814,000 and $7,947,000 at June 30, 2010 and December 31, 2009, respectively.   The Company has and will continue to settle payables and other accruals of its closed Canadian facility. In addition, secured convertible debentures of $1,323,000 included in current liabilities were fully satisfied in July 2010.

Cash and cash equivalents at June 30, 2010 were $3,411,000 compared to $165,000 at December 31, 2009. The increase in cash is due in large part to significant equity investments made during the six months ended June 30, 2010 and deposits received for Attrius systems not yet shipped.

Current liabilities at June 30, 2010 include accounts payable and accrued expenses of $2,084,000. Customer deposits of $1,059,000 include $390,000 of deposit for one Attrius™ systems and approximately $669,000 from a single customer that had placed an order for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.  Accordingly, deposits related to this customer have been reclassified from unearned revenue to customer deposits.     Secured convertible debentures of $1,323,000 included in current liabilities were fully satisfied in July 2010. Derivative liabilities related to the convertible debentures and included in current liabilities were $2,104,000 at June 30, 2010.

Net cash used in operating activities was $3,201,000 and $1,017,000 for the six months ended June 30, 2010 and 2009, respectively.

Net cash used in investing activities were $132,000 and $7,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company capitalized $92,000 of leasehold improvements for the build out of new office space in Chicago.

Net cash provided by financing activities was $6,579,000 and $1,061,000 for the six months ended June 30, 2010 and 2009, respectively. The Company received $2,944,000 and $50,000 for common stock issued during the six months ended June 30, 2010 and 2009, respectively.  Additionally, during the six months ended June 30, 2010 and 2009, the Company received $4,166,000 and $160,000, respectively, in deposits for equity securities that were issued subsequent to June 30, 20100.  During the six months ended June 30, 2009, the Company received $925,000 for preferred stock issued.

Since inception, the Company has expended substantial resources on research and development and has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $100,987,000 at June 30, 2010.  The Company will need to increase system sales and service revenue and apply the research and development advancements to achieve profitability in the future. We expect an increase in revenue with sales of the Attrius™ Cardiac PET system and service contracts and sales from radiopharmaceuticals through its dose dispensing systems. The Company expects that these developments will have a positive impact on the sales & service volumes and increase net margins.

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

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2009, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its on going cash needs it may have to severely limit or disregard portions of its business plans.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in the Supreme Court of the State of New York alleging that the Company breached its obligations to the Investors by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors were seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  On September 21, 2009, the Company served its answer to the action, asserting general and affirmative defenses to the Investors’ claims.  On July 29, 2010, the Company entered into a Settlement Agreement and Mutual Release with the Investors whereby for the payment of $1,000,000 in cash and the issuance of 8,500,000 shares of Common Stock to the Investors any and all claims were settled, the Company was released by the Investors, the Debentures were satisfied and all obligations to the Investors pursuant to the Debentures and the Securities Purchase Agreements executed therewith were terminated

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2010, the Company issued 127,750,005 shares of common stock to unrelated investors for cash in the amount of $2,943,475.

During the six months ended June 30, 2010, investors converted 1,148,360 shares of Series B Preferred Stock into 114,836,000 shares of common stock. Investors also converted 33,191 shares of Series G Preferred stock into 3,319,100 shares of common stock.

During the six months ended June 30, 2010, the Company issued 42,150,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $5,438,500 for which the Company recorded consulting fee expense.

During the six months ended June 30, 2010, the Company issued 290,527 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $431,827 related to the issuance of the shares.

On June 24, 2010, the Company issued 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the purchase agreement between Dose Shield and the Company dated June 5, 2008.  The Company issued the Series B shares as 50% of the final contingent payment.

At June 30, 2010, the Company had $4,166,000 from investors for equity securities that were not yet issued. The amount is recorded as a non-current liability at June 30, 2010.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

See “Item 1 – Legal Proceedings.”

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Business Transaction

On August 18, 2010, the Company announced a strategic alliance with Covidien a large global healthcare company for product development of its proprietary dose dispensing devise.  The Company will act as an independent contractor to design and develop a new version of its proprietary automated dose dispensing equipment specifically designed for use exclusively with Covidien radiopharmaceutical products.

Equity Transactions

The following transactions occurred between July 1, 2010 and August 17, 2010:

The Company issued 400,000 shares of common stock to investors for cash received of $20,000.

The Company issued approximately 50,500,000 shares of common stock for deposits it held as of June 30, 2010.

The Company issued 8,500,000 shares of common stock for the settlement of debt – see below.

Investors converted 175,500 shares of Series B Preferred Stock into 17,550,000 shares of the Company’s Common Stock.

The Company issued 10,000,000 shares of common stock for services and recorded consulting fee expense of $870,000for the issuance of these shares.

The Company issued 1,250 shares of Series B Preferred Stock for services and recorded consulting fee expense of $10,000 for the issuance of these shares.

Lease Agreements

On April 19, 2010, the Company entered into a lease agreement (the “Lease”) with GMA properties, LLC, an New York limited liability company (the “Lessor”).  Under the terms of the Lease, the Company will lease property located in, Niagara Falls, New York for its PET operations, logistics and technical/ clinical training center.  The lease has an initial three year term and provides for one three year extension period at $1,700 per month.  The Lease provides for an initial monthly rent of $1,800 payable on the first day of each month beginning June 1, 2010.

On May 6, 2010 the Company entered into a lease agreement (the “Lease”) with Bash Business, LLC, an Indiana limited liability company (the “Lessor”).  Under the terms of the Lease, the Company will lease property located in Indianapolis, Indiana for product manufacturing and logistics.  The lease has a one year term from May 15, 2010 to May 31, 2011 and provides for monthly rent of $1665.42 payable on the first day of each month.

On July 28, 2010, the Company entered into a lease agreement (the “Lease”) with Moress, LLC, an Indiana limited liability company (the “Lessor”).  Pursuant to the terms of the Lease, the Company will lease property located in Crown Point, Indiana for radio-pharmaceutical and pharmaceutical manufacturing, packaging, sales and offices.  The Lease has an initial five year term and provides for one five year extension period.  The Lease provides for an initial monthly rent of $8,000 payable on the first day of each month beginning October 1, 2010.  In addition, the Company acquired the pharmaceutical manufacturing and related equipment, plus other furniture, fixtures and equipment.

On August 20, 2010, Joseph C. Sardano resigned as a Director of the Company to devote his efforts full-time as Chief Executive Officer of an unrelated company.

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

POSITRON CORPORATION

Date: August 23, 2010	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer, Chairman of the Board
(principal executive officer)

Date: August 23, 2010	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)