Form 10-Q
period 2010-09-30
POSITRON CORP
filed 2010-11-16
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	to

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (317) 576-0183

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	780,702,497

POSITRON CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$888	$165
Accounts receivable, net of allowance for doubtful accounts of $50 and $16	270	74
Inventories	597	615
Due from affiliates	5	69
Prepaid expenses	65	-
Deposits – Attrius systems	1,957	-
Total current assets	3,782	923

Property and equipment, net	228	56
Deferred rent	119	-
Other assets	22	9
Total assets	$4,151	$988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade and accrued liabilities	$640	$3,200
Customer deposits	2,261	669
Notes payable	-	575
Convertible notes payable	-	1,323
Unearned revenue	139	51
Due to related parties	-	25
Derivative liabilities for convertible debentures	-	2,104
Total current liabilities	3,040	7,947

Deposits for unissued securities	2,016	-

Total liabilities	5,056	7,947

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding	457	457
Series B Preferred Stock: convertible, redeemable 9,000,000 shares authorized; 6,088,587 and 6,729,421 shares issued and outstanding	5,781	6,413
Series G Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 3,000,000 shares authorized; 29,200 and 62,391 shares issued and outstanding	29	62
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common Stock: $0.01 par value; 800,000,000 shares authorized; 778,852,547 and 391,023,773 shares outstanding	7,788	3,910
Additional paid-in capital	85,790	73,568
Other comprehensive loss	(142)	(125)
Accumulated deficit	(100,693)	(91,329)
Treasury Stock: 60,156 common shares at cost	(15)	(15)
Total stockholders’ deficit	(905)	(6,959)

Total liabilities and stockholders’ deficit	$4,151	$988

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues:	$1,013	$188	$2,414	$889

Costs of revenues:	1,126	309	2,141	747

Gross profit (loss)	(113)	(121)	273	142

Operating expenses:
Research and development	417	-	881	50
Selling and marketing	343	37	779	92
General and administrative	1,761	1,037	11,493	2,568

Total operating expenses	2,521	1,074	13,153	2,710

Loss from operations	(2,634)	(1,195)	(12,880)	(2,568)

Other income (expense)
Interest expense	-	(61)	(43)	(794)
Derivative gains	-	67	-	498
Other income	2,928	-	3,559	-

Total other income (expense)	2,928	6	3,516	(296)

Income (loss) before income taxes	294	(1,189)	(9,364)	(2,864)

Income taxes	-	-	-	-

Net income (loss)	$294	$(1,189)	$(9,364)	$(2,864)

Other comprehensive income
Foreign currency translation loss	(29)	(52)	(17)	(79)

Comprehensive income (loss)	$265	$(1,241)	$(9,381)	$(2,943)

Basic and diluted income (loss) per common share	$0.000	$(0.005)	$(0.016)	$(0.014)

Weighted average number of basic and diluted common shares outstanding	755,595	225,838	582,766	198,935

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(9,364)	$(2,864)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24	12
Inventory reserve	239	-
Amortization of loan costs and debt discount	-	659
Stock based compensation	2,500	257
Gain on derivative liabilities	(2,104)	(499)
Common stock issued for services	6,284	488
Preferred stock issued for services	441	52
Preferred issued for post-acquisition contingent payment	400	-
Forgiveness of interest	(367)	-
Settlement of accounts payable	(986)	-
Forgiveness of accrued compensation	(103)	-
Bad debt expense	34	-
Changes in operating assets and liabilities:
Accounts Receivable	(230)	147
Inventory	(221)	180
Prepaid expenses	(65)	-
Deferred Rent	(119)	-
Other assets	(13)	(1)
Deposits	(1,957)	-
Customer deposits	1,592	(129)
Accounts payable and Accrued liabilities	(748)	(193)
Unearned revenue	88	(44)

Net cash used in operating activities	(4,675)	(1,935)

Cash flows from investing activities:
Purchase of property and equipment	(196)	(7)

Net cash used in investing activities	(196)	(7)

Cash flows from financing activities:
Advance from related party	(575)	(49)
Payment of convertible notes payable	(1,000)	-
Proceeds from preferred stock	-	1,449
Proceeds from common stock	5,131	710
Deposits for unissued securities	2,016	133
Advance to affiliated entities	39	6

Net cash provided by financing activities	5,611	2,249

Effect of exchange rate changes on cash and cash equivalents	(17)	(6)

Net increase in cash and cash equivalents	723	301

Cash and cash equivalents, beginning of period	165	7

Cash and cash equivalents, end of period	$888	$308

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash disclosures
Conversion of accounts payable to common stock	$-	$8
Payment of convertible notes payable and accrued interest with common stock	$680	$-
Conversion of Series B Preferred Stock to common stock	$1,324	$303
Conversion of Series G Preferred Stock to common stock	$33	$42

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

Revenue Recognition

The Company’s revenues are derived from the sale of medical equipment products, maintenance contracts and service revenues.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services. The company recognizes revenues from the sale of medical equipment products when earned.  Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and the Company elected prospective adoption at the beginning of the third quarter of 2010.

Subsequent to the adoption of the new revenue accounting principles, for multiple-element arrangements entered into on or after July 1, 2010, revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence (VSOE), then on third-party evidence of selling price (TPE) when VSOE does not exist, and then on estimated selling price (ESP) when VSOE and TPE do not exist.

Because the Company has neither VSOE nor TPE for its products, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP by considering the facts and circumstances of the product being sold.

The Company recognizes revenue on medical equipment products after delivery and installation based on the ESP upon receiving a signed acceptance from the customer.  The Company sells the medical equipment products with a one year service warranty and defers the related revenue based on the ESP and amortizes it on a straight-line basis over the one year warranty period.

Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company adopted this standard on July 1, 2010.

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

Since inception, the Company has expended substantial resources on research and development and sustained substantial losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $100,693,000 and a stockholders’ deficit of $905,000 at September 30, 2010. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience a significant increase in sales of the Attrius® Cardiac PET system and additional service agreements; it also expects  recurring revenue from the delivery of radiopharmaceuticals through its  unit doses dispensing devices and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company had cash and cash equivalents of $888,000 at September 30, 2010. At the same date, the Company had accounts payable and accrued liabilities of $640,000 at September 30, 2010. Working capital requirements for the upcoming year may reach beyond our current cash balances. As the Company executes its plans for expansion, it may continue to raise funds as required through equity and debt financing to sustain business operations. The Company expects to achieve sufficient revenues or raise sufficient funds to sustain business operations; however, no assurance can be given.

4.	Deposits – Attrius® systems

At September 30, 2010, the Company had $1,957,000 in purchase orders paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for eight Attrius® systems for which the Company has sales contracts on seven systems.  As of November 15, 2010, the Company has sales orders for a total of 12 PET systems.

I Put in general.

5.	Inventories

Inventories consisted of the following (in thousands) as of:

	September 30, 2010	December 31, 2009
Finished systems	$150	$120
Raw materials and service parts	683	388
Work in progress	101	205
	934	713
Less: Reserve for obsolete inventory	(337)	(98)
Total	$597	$615

6.	Property and Equipment

Property and equipment consisted of the following (in thousands) as of:

	September 30, 2010	December 31, 2009
Furniture and fixtures	$49	$5
Leasehold improvements	19	26
Computer equipment	38	20
Property, Machinery and equipment	161	20
	267	71
Less: Accumulated depreciation	(39)	(15)
	$228	56

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade accounts payable	$311	$1,734
Accrued royalties	173	235
Accrued interest	-	724
Sales taxes payable including interest and penalty	76	183
Accrued compensation	38	214
Accrued property taxes	2	37
Accrued professional fees	40	2
Accrued commissions	-	71

Total	$640	$3,200

8.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposit at September 30, 2010 were deposits of approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems. As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices. Also, included in customer deposits at September 30, 2010, are $1,592,000 deposits for sales on five of the seven Attrius® Cardiac PET systems sold.  As of November 15, 2010, the Company has sales orders for a total of 12 PET systems.

9.	Notes Payable

Notes payable at December 31 2009 included $540,000 due the former owners of Dose Shield as partial payment for the acquisition made by the Company in June 2008. The note, which was originally due on December 31, 2008, had been extended for one year with an interest rate of 8%. On May 4, 2010, the note plus all accrued interest was satisfied.  In addition, a $35,000 note payable which was owed as of December 31, 2009 was paid in full on September 9, 2010..

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

On May 23, 2006, the Company issued Debentures in the amount of $700,000 with a maturity date of May 23, 2009. On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009. Pursuant to the terms of the Agreements, the Company was to issue Debentures and receive the third traunch in the amount of $700,000 when the Registration Statement is declared effective by the Securities and Exchange Commission. Legal and other fees incurred in conjunction with the Debentures issued on May 23, 2006 and June 21, 2006 were $130,000 and $90,000, respectively and have been fully expensed. The Company, to satisfy the initial filing requirement, filed a registration statement on behalf of the Investors on June 20, 2006, which was subsequently withdrawn.

The carrying amount of convertible debentures was $1,323,000 plus accrued interest of approximately $724,000 as of March 31, 2010.  The Company and debenture holders began to negotiate towards a settlement during the 2nd quarter 2010. Management identified that penalty interest that had been previously recorded would not be required to be paid and therefore, the Company reduced accrued interest by $367,000.
On July 28, 2010, the Company entered into a Settlement Agreement and Mutual Release with the Investors whereby the Company and the Investors settled any and all claims against each other and all obligations under the Debentures were satisfied in exchange for the payment of $1,000,000 in cash and the issuance of 8,500,000 shares of Common Stock at a fair market value of $680,000 both of which were paid in July 2010. Upon settlement of the convertible debentures, the Company reduced the entire amount of the $2,104,000 derivative liability and recognized a derivative gain in other income.

11.	Other Income

For the nine months ended September 30, 2010 the Company recorded other income of $3,559,000 which resulted from the forgiveness of debt and other liabilities pursuant to settlement agreements between the Company and certain debtors. The following summarizes the debt forgiven (in thousands):

Beneficial conversion gain on settlement	$2,104
Accrued interest on convertible debentures	367
Trade accounts payable – closed Canadian operation	985
Accrued compensation – closed Canadian operation	103
$3,559

12.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 since it would have resulted in an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (In Thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In Thousands, except per share data)
Numerator
Basic and diluted income (loss)	$294	$(1,189)	$(9,364)	$(2,864)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	755,595	225,838	582,766	198,935

Basic and diluted loss per common share	$0.000	$(0.005)	$(0.016)	$(0.014)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	September 30, 2010	September 30, 2009
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	608,859	716,822
Convertible Series G Preferred Stock	2,920	6,939
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	238,563	171,338
Common Stock Options	26,450	24,675
Preferred Stock Options	250,000	--
	2,127,249	1,842,478

13.	Stockholders’ Deficit

During the nine months ended September 30, 2010, the Company issued 191,141,674 shares of common stock to unrelated investors for cash in the amount of approximately $5,131,000.

During the nine months ended September 30, 2010, investors converted 1,323,860 shares of Series B Preferred Stock into 132,386,000 shares of common stock. Investors also converted 33,191 shares of Series G Preferred stock into 3,319,100 shares of common stock.

During the nine months ended September 30, 2010, the Company issued 52,550,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $6,284,000 for which the Company recorded consulting fee expense.

During the nine months ended September 30, 2010, the Company issued 291,777 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $441,000 related to the issuance of the shares.

On June 24, 2010, the Company issued 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the purchase agreement (“Agreement”) between Dose Shield and the Company dated June 5, 2008.  On August 12, 2010, the Company issued an additional 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the Agreement.  Since all recorded goodwill related to the Dose Shield acquisition has been previously written off as an impairment charge, the Company recorded a charge of $400,000 related to the issued Series B shares.

At September 30, 2010, the Company had $2,016,000 from investors for equity securities that were not yet issued. The amount is recorded as a non-current liability at September 30, 2010.

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

During the nine months ended September 30, 2010, the Company granted 2,500,000 Series B Preferred stock options to employees with an exercise price of $1.00 per share.  For the nine months ended September 30, 2010, the Company recorded compensation expense of $2,500,000 related to the preferred stock option grants. Fair market value using the Black-Scholes option-pricing model for these options was determined using the following assumptions:

Expected life (years)	4
Risk free rate of return	2.125%
Dividend yield	0
Expected volatility	327%

15.	Related Party Transactions

During the nine months ended September 30, 2010, the Company paid $200,000 of consulting fees to an entity.

During the nine months ended September 30, 2010, the Company recognized cost of revenues of $1,317,679 related to the purchase of Attrius® PET systems from Neusoft.

At September 30, 2010, the Company had $1,957,000 in deposits paid to Neusoft for eight Attrius® systems for which the Company has sales order contracts on seven systems.  The Company paid related parties $122,788 for rent during 2010, of which the Company has expensed $53,736 during the nine months ended September 30, 2010 and $69,052 has been classified as deferred rent as of September 30, 2010.

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems. The Company recognizes the sales of these machines on a gross basis based on the guidance in ASC 605-45 as the Company is the primary obligor in the arrangement, is involved with the determination of the machine specifications, establishes price, has credit risk, and is responsible for servicing the systems after acceptance by the customer.

The Company recorded $42,039 in rent expense to a related party during the nine months ended September 30, 2009.

16.	Segments

The Company is made up of two segments based on its proprietary technologies – PET imaging devices and radiopharmaceutical products (automated unit dose delivery devices and radiopharmaceuticals).  However, the radiopharmaceutical products segment did not meet the quantitative thresholds necessary to report the operating segments separately during the nine months ended September 30, 2010.

17.	Subsequent Events

On November 5, 2010, the Company issued 450,000 shares of common stock for consulting services and recorded as consulting fee expense of approximately $32,400 .

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

Overview

Positron Corporation is a molecular imaging company focused on nuclear cardiology. Positron utilizes its proprietary product line to provide unique solutions to the Nuclear Medicine community ranging from imaging to radiopharmaceutical distribution. Positron products include: the Attrius®, a Positron Emission Tomography (PET) imaging device; the Pulse™, a Single Photon Emission Computerized Tomography (SPECT) imaging device; the Nuclear Pharm-Assist®, an automated radiopharmaceutical distribution device; and the Tech-Assist™, a radiopharmaceutical injection shield. Positron’s SPECT and PET cardiac molecular imaging devices are installed in more than 175 hospitals and physician offices around the world; approximately two dozen of them are serviced by the Company. The Company has sold our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a number of imaging systems internationally. The Company intends to install our radiopharmaceutical delivery systems to physician offices, hospitals, and nuclear pharmacies.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular disease specialists in the U.S. and their number will increase to 31,000 by 2020. Nuclear cardiology imaging facilities are a significant part of over 7,000 nuclear imaging facilities in the U.S. that replace more than 800 SPECT cameras every year (Global Industry Analysis, 2008). Sales of nuclear cardiology radiopharmaceuticals are expected to reach $2.1 billion by 2014 (Bio-Tech Systems, 2008). This is the potential market for our products and services. Nuclear cardiology have been experiencing  a paradigm shift to more efficient imaging technologies (PET), better radiopharmaceutical supply and reduction of radiation exposure. We believe this shift provides attractive growth opportunity to the Company. We are able to offer the nuclear cardiology community cost-effective, value-added solutions which include high accuracy, low cost molecular imaging devices, disease specific software, novel radiopharmaceutical delivery systems, and radiopharmaceutical agents for Cardiac Nuclear Medicine.

General

The cardiac market for PET has been quickly emerging and we believe the Company is well positioned to capture a substantial share of it. The Company is experiencing a significant increase in sales due to its new product – the Attrius® Cardiac PET system, manufactured by our joint venture, Neusoft Positron Medical Systems (Shenyang, China), and approved by the Food and Drug Administration in April 2009. The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems. Both the Company and Neusoft Medical Systems purchase PET systems at a wholesale transfer price from the joint venture, Neusoft Positron Medical Systems. The Company recognizes the sales of these systems on a gross basis based on the guidance in ASC 605-45 as the Company is the primary obligor in the arrangement, is involved with the determination of the machine specifications, establishes price, has credit risk, and is responsible for servicing the systems after acceptance by the customer. As of September 30, 2010, the Company has installed 2 Attrius® PET systems and has a backlog of 7 orders. Most all systems have been sold with 3-5 year maintenance service contracts.

The Attrius® PET system is optimized for cardiac imaging and the only stand-alone PET scanner in the world – the scanner of choice for nuclear cardiologists seeking high quality PET imagery and cardiovascular specific interpretation tools. The scanner combines Positron’s proprietary technology with its disease management software and delivers value through a small footprint, ease of use, low cost of maintenance, remote technical assistance and at an economical price. The Attrius® significantly reduces radiation exposure compared to PET/CT scanners and SPECT cameras. The Attrius®  can also imagine oncology studies for multimodality imaging service providers.

Positron was recognized with the 2010 Frost & Sullivan Award for New Product Innovation for its pioneering cardiac PET molecular imaging device, the Attrius®,  Frost & Sullivan presents this award to companies  that have demonstrated superior performance against key competitors: innovative element of the product; leverage of leading edge technologies; value added features/benefits; increased customer value; and customer acquisition/penetration potential. Frost & Sullivan acknowledge that the Attrius® is the ideal solution for cardiologists and hospitals looking to add high accuracy, cost effective imaging technology.

In the Radiopharmaceutical Products segment, the Company expects revenue growth from sales and installations of radiopharmaceutical dose dispensing systems and recurring revenue from the sales and/or delivery of radiopharmaceuticals. Our Nuclear Pharm-Assist® systems reduce clients’ overhead and the overall radiation exposure of workers, improves the efficiency of the pharmacy & delivery of radiopharmaceuticals and complies with newly enacted sterility requirements of the United States Pharmacopeia Chapter (USPC) 797.

The Company signed a strategic alliance agreement with Covidien, one of the global largest manufacturers of radiopharmaceuticals, for development of an innovative distribution model of Covidien’s radiopharmaceuticals based on Positron’s proprietary technology. Our Nuclear Cardio-Assist™ is a proprietary automated radiopharmaceutical unit dose delivery device for on-site compounding and dispensing of radiopharmaceutical agents used in molecular imaging. Currently the cardiac drugs for SPECT imaging are prepared at centralized radiopharmacies where they are substantially marked up.  Our “virtual pharmacy” solution allows placing dose dispensing systems into physician’s offices, eliminating the need for a centralized pharmacy and multiple daily deliveries. The Nuclear Cardio-Assist™ automatically elutes a generator, compounds kits, performs quality control, fills a syringe, assays the dose in the syringe and dispenses the dose in the syringe ready for patient injection. It is compliant with the USPC 797 compounding regulations. To medical imaging practices, the Nuclear Cardio-Assist™ provides 24/7 availability of radiopharmaceuticals, gives back control of the process, improves patient management, eliminates personnel radiation exposure, and decreases waste and costs. To the Company, the Nuclear Cardio-Assist™ will provide recurring revenue from radiopharmaceutical agents used by medical imaging practices. The Company expects to commence commercial deployment of the Cardio-Assist™ during the first quarter of 2011.

On August 19, 2010, the Company announced the opening of a cGMP ready (current good manufacturing practices) facility in Indiana for manufacturing of radioactive and non-radioactive pharmaceutical products and devices. The approximately 10,000 square foot facility, with room for expansion, contains ample clean room space and laboratory equipment to support the production of pharmaceutical products under 510k’s, ANDA’s, NDA’s and IND’s and certified compounding products for pharmacy use. The Company intends to utilize this facility to support its current and future development and production of radiopharmaceuticals that will enable the Company to expand into new radiopharmaceutical manufacturing markets. The Company is also in discussions with several companies to provide contract manufacturing services. The Company believes such services will generate sufficient revenue to subsidize this expansion into new markets.

The Company expects to achieve significant growth in the Radiopharmaceutical Products segment; and has focused significant resources towards its research and development efforts.  As of September 30, 2010, the Company has no revenue in this segment.

Commensurate with the Company’s acquisition of Dose Shield in June of 2008, Positron and Dose Shield set a 36-month timeline to reach their goals of developing an automated virtual nuclear pharmacy and a fully functional radiopharmaceutical manufacturing facility.  These developmental milestones mark the completion of the Company’s objectives; approximately 7 months ahead of schedule.

During the nine months of 2010, the Company has significantly improved its balance sheet, financial strength and flexibility as a result of resolving several outstanding debts, including a settlement with certain investors relating to a prior financing transaction. As a result of management efforts, Positron has effectively reduced its debt by more than $6.5 million. The Company believes that a stronger balance sheet will enable it to continue forward as a far more competitive enterprise, well-positioned for strategic acquisitions and organic growth.

The Company believes it continues to successfully execute its strategy of increasing its market share in nuclear cardiology by offering cost-effective systems and developing value-added radiopharmaceuticals to end-users. The Company is already experiencing a turn-around in revenue; we expect that the undergoing evolution from pure sales of hardware devices (with limited service) to a recurring cash-generating business model of providing end-users with full solutions of devices, services and consumables (radiopharmaceuticals) will eventually drive the Company towards consistent profitability and positive cash-flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended September 30, 2010 and 2009

The Company experienced net income of $294,000 for the three months ended September  30, 2010 compared to a net loss of $1,189,000 for the three months ended September 30, 2009.  The increase in the net income for the current three month period as compared to the same period last year is attributed primarily to the other income (the forgiveness of accounts payable and the gain related to the retirement of the derivative liability).

Revenues - Revenues for the three months ended September 30, 2010 were $1,013,000  as compared to $188,000 for the three months ended September 30, 2009. PET Systems sold during the three months ended September 30, 2010 were $823,000 while there were no PET system sales during the same period in 2009. Service revenue was $190,000 and $188,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company had more service contracts in 2010 than in 2009.

Operating Expenses - Operating expenses for the three months ended September 30, 2010 were $2,521,000 compared to $1,074,000 for the three months ended September 30, 2009.

Research and development costs for the three months ended September 30, 2010 were $417,000 compared to $0 for the three months ended September 30, 2009.  Research and development costs for the three months ended September 30, 2010 included mostly payroll, contract labor and consulting fees primarily for the Nuclear Cardio-Assist™ and some expenses for the Attrius® development.

Sales and marketing expense for the three months ended September 30, 2010 and 2009 were $343,000 and $37,000, respectively.  The Company eliminated most of the sales and marketing spend until the Attrius® Cardiac PET system was approved by FDA approved in April, 2009 and available for production later that year.  Sales and marketing expenses for the three months ended September 30, 2010 include salaries and commissions of approximately $175,000, advertising expense of $68,000  and trade show expenses of $45,000.

General and administrative expenses during the three months ended September 30, 2010 were $1,761,000 as compared to $1,037,000 for the three months ended September 30, 2009. The significant increase in general and administrative expenses is attributable to stock based compensation and stock issued for services  totaling $855,000 during the three months ended September 30, 2010 as compared to $257,000 for the three months ended September 30, 2009.

Other Income (Expenses) - During the three months ended September 30, 2010, the Company recorded a $2,104,000 gain for the retirement of the derivative obligation related to the conversion feature on the convertible debentures which was settled in full and $825,000 on the forgiveness of accounts payable pursuant to settlements reached with various vendors related to the closed Canadian facility.  For the three months ended September 30, 2009, the Company recorded a derivative gain of $67,000 related to the beneficial conversion feature on the convertible debentures. The Company also recorded $61,000 of interest expense on debentures during the three months ended September 30, 2009.

Comparison of the Results of Operations for the Nine Months ended September 30, 2010 and 2009

The Company experienced a net loss of $9,364,000 for the nine months ended September 30, 2010 compared to a net loss of $2,864,000 for the nine months ended September 30, 2009.  The increase in the current nine month period as compared to the same period last year is attributed primarily to stock based compensation charges, including significant amounts of stock issued for consulting services.

Revenues - Revenues for the nine months ended September 30, 2010 were $2,414,000 as compared to $889,000 for the nine months ended September 30, 2009. PET systems sold during the nine months ended September 30, 2010 were $1,762,000 compared to $150,000 for the same period in 2009, accounting for the significant increase in revenues.

Operating Expenses - Operating expenses for the nine months ended September 30, 2010 were $13,153,000 compared to $2,710,000 for the nine months ended September 30, 2009.

Research and development costs for the nine months ended September 30, 2010 were $881,000 compared to $50,000 for the nine months ended September 30, 2009.  Research and development costs for the nine months ended September 30, 2010 included mostly payroll, contract labor and consulting fees primarily for the Nuclear Cardio-Assist™ and some expenses for the Attrius® development.  The Company intends to continue to support research and development in radiopharmaceutical products and delivery devices.

Sales and marketing expense for the nine months ended September 30, 2010 and 2009 were $779,000 and $92,000, respectively.  During 2009, the Company eliminated most of the sales and marketing spend until such time as Attrius® Cardiac PET system was approved by FDA.  Sales and marketing expenses for the nine months ended September 30, 2010 include salaries and commissions of approximately $387,000, advertising expense of $128,000 and trade show expenses of $127,000.

General and administrative expenses during the nine months ended September 30, 2010 were $11,493,000 as compared to $2,568,000 for the nine months ended September 30, 2009. The significant increase in G&A is attributable to stock based compensation and stock issued for services of totaling $9,225,000 during the nine months ended September 30, 2010 as compared to $797,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and recorded consulting expense of $6,725,000.

Other Income (Expenses) - Interest expense for the nine months ended September 30, 2010 includes $43,000 of interest on the note payable due for the Dose Shield acquisition. This note was paid in full in May 2010. During the nine months ended September 30, 2009, the Company recorded interest expense of $794,000 primarily for amortization of debt discount related to secured convertible debentures through the maturity date of the notes.  These notes were fully settled in July 2010.

For the nine months ended September 30, 2009, the Company recorded a derivative gain of $498,000. The derivative gain which relates to beneficial conversion features in the convertible debentures, resulted from changes in variables used to calculate fair market value using the Black Scholes Model.

During the nine months ended September 30, 2010, the Company recorded a $2,104,000 gain for the retirement of the derivative obligation related to the conversion feature on the convertible debentures and $1,088,000 on the forgiveness of accounts payable and accrued liabilities pursuant to settlements reached with various vendors related to the closed Canadian facility.  Other income also includes $367,000 of accrued interest forgiven pursuant to a settlement agreement reached with the holder secured convertible notes for which the Company was in default.  These notes were satisfied in July 2010.

At September 30, 2010, the Company had orders for seven Attrius® systems and, as of November 15, 2010, has orders for a total of 12 PET systems.

Liquidity and Capital Reserves

At September 30, 2010, the Company had current assets of $3,782,000 and current liabilities of $3,040,000 compared to December 31, 2009 when the Company had current assets and current liabilities of $923,000 and $7,947,000, respectively.  Total assets at September 30, 2010 were $4,151,000 compared to $988,000 at December 31, 2009. Total liabilities were $5,056,000 and $7,947,000 at September 30, 2010 and December 31, 2009, respectively.   The Company has settled payables and other accruals of its closed Canadian facility. In addition, secured convertible debentures of $1,323,000 included in current liabilities were fully satisfied in July 2010 and the $2,104,000 derivative liability for convertible debentures was reduced and recorded as other income.

Cash and cash equivalents at September 30, 2010 were $888,000 compared to $165,000 at December 31, 2009. The increase in cash is due in large part to significant equity investments made during the nine months ended September 30, 2010 and deposits received for Attrius® systems not yet shipped, partially offset by cash used in operations and investing activities and settlement of convertible debentures.

Current liabilities at September 30, 2010 include accounts payable and accrued expenses of $640,000. Customer deposits of $2,261,000 include $1,592,000 of deposits for five of seven Attrius® systems sold and under contract and approximately $669,000 from a single customer that had placed an order for five Nuclear Pharm-Assist™ systems.  Secured convertible debentures of $1,323,000 included in current liabilities were fully satisfied in July 2010. Derivative liabilities related to the convertible debentures were also satisfied in connection with the settlement of the convertible debentures in July 2010.  The Company also has $139,000 of unearned revenue at September 30, 2010, principally related to warranty revenue on the sale Attrius® systems that is being recognized over the one year warranty term of each sale.

Net cash used in operating activities was $4,675,000 and $1,935,000 for the nine months ended September 30, 2010 and 2009, respectively.

Net cash used in investing activities were $196,000 and $7,000 for the nine months ended September 30, 2010 and 2009, respectively. The cash used in investing activities was for the acquisition of property and equipment.

Net cash provided by financing activities was $5,611,000 and $2,249,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company received $5,131,000 and $710,000 for common stock issued during the nine months ended September 30, 2010 and 2009, respectively.  Additionally, during the nine months ended September 30, 2010 and 2009, the Company received $2,016,000 and $133,000, respectively, in deposits for equity securities which were not yet issued.  The Company also paid $1,000,000 in cash in connection with the settlement of the convertible debentures and paid off $575,000 of notes payable during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company received $1,449,000 for preferred stock issued.

Since inception, the Company has expended substantial resources on research and development and has sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year.  The Company had an accumulated deficit of $100,693,000 at September 30, 2010.  The Company will need to increase revenue and apply the research and development advancements to achieve profitability in the future. We expect a significant increase in revenue with sales of the Attrius® Cardiac PET system and service contracts and sales of radiopharmaceuticals through the Company’s dose dispensing systems. The Company expects that these developments will have a positive impact on revenue and net margins.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2009, was qualified with respect to the ability of the Company to continue as a going concern. Although the Company’s financial conditions have improved significantly, the Company is not yet profitable or cash-positive..  If the Company is unable to obtain debt or equity financing to meet its on going cash needs, it may have to limit or disregard portions of its business plans.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2009, based upon an evaluation of the effectiveness of disclosure controls and procedures, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

2         Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On or about August 11, 2009, the Company accepted service of a Summons and Complaint in theSupreme Court of the State of New York alleging that the Company breached its obligations to the Investors by failing to pay to the Investors principal and interest on the maturity date, together with all accrued interest on the Debentures and the Company has breached its obligations to convert the principal and accrued interest underlying the Debentures into shares of the Company’s common stock.  The Investors were seeking an amount to be proven at trial, to foreclose on their security interest covering the Company’s assets, plus attorney’s fees.  On September 21, 2009, the Company served its answer to the action, asserting general and affirmative defenses to the Investors’ claims.  On July 29, 2010, the Company entered into a Settlement Agreement and Mutual Release with the Investors whereby for the payment of $1,000,000 in cash and the issuance of 8,500,000 shares of Common Stock to the Investors any and all claims were settled, the Company was released by the Investors, the Debentures were satisfied and all obligations to the Investors pursuant to the Debentures and the Securities Purchase Agreements executed therewith were terminated.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2010, the Company issued 191,141,674 shares of common stock to unrelated investors for cash in the amount of approximately $5,131,000.

During the nine months ended September 30, 2010, investors converted 1,323,860 shares of Series B Preferred Stock into 132,386,000 shares of common stock. Investors also converted 33,191 shares of Series G Preferred stock into 3,319,100 shares of common stock.

During the nine months ended September 30, 2010, the Company issued 52,550,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $6,284,000 for which the Company recorded consulting fee expense.

During the nine months ended September 30, 2010, the Company issued 291,777 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $441,000 related to the issuance of the shares.

On June 24, 2010, the Company issued 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the purchase agreement (“Agreement”) between Dose Shield and the Company dated June 5, 2008.  On August 12, 2010, the Company issued an additional 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the Agreement.

At September 30, 2010, the Company had $2,016,000 from investors for equity securities that were not yet issued. The amount is recorded as a non-current liability at September 30, 2010.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

See “Item 1 – Legal Proceedings.”

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On November 5, 2010, the Company issued 450,000 shares of common stock for services and recorded consulting fee expense of  $32,400.

ITEM 6 – EXHIBITS

a) Exhibit index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: November 15, 2010	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer, Chairman of the Board
(principal executive officer)

Date: November 15, 2010	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)