Form 10-K/A
period 2009-12-31
POSITRON CORP
filed 2010-12-23
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: We originally filed our Annual Report on Form 10-K for he year ended on April 15, 2010.  The purpose of this Amendment on Form 10-K/A is to revise note 16 of our financials statements for the year ended December 31, 2009, amend the information under Item 9A. and 9(A)(T) Controls and Procedures and certain other items therein.

PART I

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

·
Well-Known Name among Cardiologists. The high count-rate capability and sensitivity of the Positron’s PET systems result in good diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

·
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

·
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

·
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

·
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

·
Focus on the cardiac diagnostic market, which though highly competitive, has not being properly addressed to accommodate the trends from government pressures to reduce the healthcare burden while improving outcomes.

·
Effective Cost leadership – Positron offers customers efficient, effective and economical complete cardiac solutions. Offering a total cardiac solution that includes imaging devices and radiopharmaceutical distribution.
·
Product differentiation by not only uniqueness of our PET systems, cardiac specific software and pharmaceutical delivery systems, but offering to customers a total imaging solution.
·
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

Customer Service and Warranty

The Company manufactures its Attrius PET system through its joint venture, Neusoft Positron Medical Systems and manufactures its Nuclear Pharm-Assist and Cardio-Assist systems in its Fishers Indiana facility. The company services all its systems and is a key component in the Company’s recurring service revenue stream, post initial sales of its PET and Assist line systems.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2009 as a result of material weaknesses as discussed below.

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

·
Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

·
Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective, because of the significant deficiency and material weakness that were identified.

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

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such:

Name	Age	Position with the Company

Patrick G. Rooney	47	Chairman of the Board – Elected 2004 Chief Executive Officer- Elected 2009
Joseph G. Oliverio	40	Chief Technical Officer and Director – Elected 2006
John Zehner	42	Chief Operating Officer
Corey N. Conn	48	Chief Financial Officer and Director – Elected 2008
Timothy M. Gabel	40	Director of Service
Scott Stiffler	41	Director of Quality & Regulatory Affairs
Sachio Okamura	59	Director – Elected 2001
Dr. Anthony (Tony) C. Nicholls	62	Director – Elected 2005
Joseph C. Sardano	60	Director – Elected 2008

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Patrick G. Rooney.  Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009.  Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund.  Through years 1985-2000, Patrick G. Rooney and/or Rooney Trading were a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange.  In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company.  From August 19, 2003 to December 31, 2005, Mr. Rooney served as Chief Executive Officer and Director of Imagin Molecular Corporation, formerly known as Cipher Holdings, Inc.  From August 2002 to November 2003,  Mr. Rooney served as chairman and chief executive officer of Cipher Holding Corp.  f/k/a Cipher Multimedia, Inc.

Joseph G. Oliverio.  Mr. Oliverio was appointed by the Board of Directors to serve as the Company's Chief Technical Officer on May 14, 2009. From 2005 to 2009, Mr. Oliverio served as President of the Company.  Since August 18, 2006, Mr. Oliverio has served on the Board of Director and Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.   Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft-Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets.

John Zehner. Mr. Zehner was appointed by the Board of Directors to serve as the Company's Chief Operation Officer on May 15, 2009. Mr. Zehner was Executive Vice-President of Positron since July 2008, when his company, Dose Shield, Inc., was acquired by Positron Corporation.  Mr. Zehner has over 18 years of experience in the Nuclear Medicine field. Zehner has been part of several start-ups, mergers and acquisitions. In 1993, he assisted in the start-up of Northern Virginia Isotopes, Inc., a nuclear pharmacy focused on distributing radioactive pharmaceuticals for diagnostics and therapy to the Washington, D.C. market. In 1994, he established Valley Isotopes, Inc., a nuclear pharmacy in Winchester, Virginia. In 1995, Zehner led the formation of Eastern Isotopes, Inc. through the merger of three nuclear pharmacies and later established its pharmaceutical manufacturing division for FDG in 1998. In 1999, he became President and COO of Eastern Isotopes, Inc. and under his leadership grew sales from approximately $4 million to over $34 million by 2003. In 2007, after leading the sale of Eastern Isotopes, Inc. to IBA, SA, a Belgium life science company, Mr. Zehner formed NukeMed, Inc. and Dose Shield serving as President for both entities.

Corey N. Conn.  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Since August 19, 2003, Mr. Conn has served on the Board of Directors and as Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  In August 2002,  Mr. Conn co-founded Cipher-Multimedia, Inc. and served as its Vice President and Chief Financial Officer.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University.

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

Scott Stiffler.  Mr. Stiffler has served as Director of Quality and Regulatory Affairs since September 2008.  Mr. Stiffler is responsible for maintaining ISO and FDA regulatory compliance at Positron.  Prior thereto Mr. Stiffler served as a Certified Six Sigma Black Belt as well as a Program Manager for the development of delivery devices at Eli Lilly and Company from June 2001 to September 2008.  While at Eli Lilly Mr. Stiffler was responsible for the development of one of their highest volume insulin pens as well as several quality and cost improvement projects.  Prior to Eli Lilly Mr. Stiffler worked for 10 years in the automotive industry as an engineer and project manager. He has a degree in Mechanical Engineering from Purdue University and an MBA from Indiana University’s Kelley School of Business.

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

Dr. Anthony (Tony) C. Nicholls. Dr. Nicholls has served as a director since 2005.  Dr. Nicholls is an independent consultant with over 30 years experience in medical devices and diagnostics research.  He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship.  He co-founded FAS Medical Ltd. in 1992, and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company's products in 21 countries. He was employed as CEo of FAS Medical Ltd. from 1992 to 2003. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ.  Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls' academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis.  Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology.

Joseph C. Sardano. Mr. Sardano has been elected as a director in 2008. Mr. Sardano also serves as Chief Executive Officer of Sensus Healthcare LLC since January 2009.  Mr. Sardano served as a Senior Vice President of Sales and Marketing at Siemens Medical Solutions from May 2005 to November 2005 and CTI Molecular Imaging from September 2002 to April 2005 before becoming a strategic industry consultant and serving on the board of directors of various medical imaging companies. Mr. Sardano has served as CTI’s Senior Vice President of Sales and Marketing since September 2004. In this capacity, he led the sales and marketing activities for all business units of CTI, including the sales of scanners under the sales agency agreement with Siemens Medical Solutions USA, Inc. Previously, Mr. Sardano served as Vice President of Sales for CTI Solutions from September 2002 to September 2004. Prior to joining CTI, Mr. Sardano held several key positions in the medical industry. He was with GE Medical Systems where he served as Region Sales Manager from 1999 to 2000 and as P.E.T. Americas Sales Manager from 2001 to 2002. Prior to that, Mr. Sardano served as Vice President Sales for Elscint Inc., and Vice President and General Sales Manager for Fisher Scientific. He has also served in various management capacities with Toshiba America Medical Systems, Medstone International and Xerox Corporation. Mr. Sardano holds a Bachelor of Arts degree from Concordia University in Montreal, Canada and an Executive Business Development Diploma from McGill University.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-K.

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

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards(b)	Nonequity incentive plan compensation	All Other Compensation	Total

Patrick G. Rooney	2009	$100,000	--	--	--	--	--	$100,000
Chief Executive Officer	2008	$100,000	--	--	--	--	--	$100,000

Joseph G. Oliverio	2009	$150,000	--	--	--	--	--	$150,000
President	2008	$150,000	--	--	--	--	--	$150,000

Corey N. Conn	2009	$100,000	--	--	--	--	--	$100,000
Chief Financial Officer	2008	$100,000	--	--	--	--	--	$100,000

Timothy M. Gabel	2009	$100,000	--	--	--	--	--	$100,000
Vice President of Operations	2008	$100,000	--	--	--	--	--	$100,000

John Zehner	2009	$100,000	--	--	--	--	--	$100,000
Executive Vice President	2008	$58,333	--	--	--	--	--	$58,333

Scott Stiffler	2009	$100,000	--	--	$11,998	--	--	$111,998
Director of Quality and Regulatory Affairs	2008	$16,667	--	--	--	--	--	$16,667

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	7,500,000	—	$0.__		—	—	—	—

Sachio Okamura	575,000	—	$0.__		—	—	—	—

Patrick Rooney	5.075,000

Dr. Anthony C. Nicholls	550,000

Corey Conn	4,000,000

Timothy Gabel	1,500,000

Scott Stiffler	150,000

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1 column)

All Equity Compensation Plans Approved by Security Holders	26,645,000	$0.06	16,900,000	(1)

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

(b)
The percentage of outstanding Common Stock assumes full conversion of Convertible Series A, B, and S Preferred Stock into Common Stock and is based on 397,933,773 shares of Common Stock outstanding on April 15, 2010. The Series A converts into a number of fully paid and non-assessable shares of Common Stock equal to one share of Common Stock. Series B converts to into a number of fully paid and non-assessable shares of Common Stock equal to twenty fives shares of Common Stock The Series S converts into a number of fully paid and non-assessable shares of Common Stock equal to the number of Series S Preferred Stock being converted multiplied by Ten Thousand (10,000).

(c)
Includes 12,274,140 shares owned directly, shares issuable upon full conversion of 1,073,000 shares of Series B Preferred Stock into Common Stock, and shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock into Common Stock. The address for Solaris Opportunity Fund, L.P. is 700 Commerce Drive, Suite 500, Oak Brook, Illinois 60523.  Patrick Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d)
Includes 23,000,000 shares owned directly, shares issuable upon full conversion of 3,623,252 shares of Series B Preferred Stock into Common Stock, and 4,575,000 shares that may be acquired pursuant to warrants to purchase common shares that are or will become exercisable within 60 days of April 15, 2010. The address for IMAGIN is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. We are unaware who holds voting and dispositive power for IMAGIN Diagnostic Centres, Inc.

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

On November 18, 2008, the Company, Solaris Opportunity Fund, L.P., Solaris Management, LLC, and Imagin Molecular Corporation executed and consummated a Securities Exchange Agreement whereby Imagin transferred and assigned all of its rights title and interest to Note 1, Note 2 and the Pledged Shares to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock, to be retired and cancelled on Imagin’s books and records and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,195,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).  As a result of the Exchange, Solaris Opportunity Fund, L.P. became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock. Patrick G. Rooney, the Chairman and Chief Executive Officer of Positron, is Managing Member of the Solaris Opportunity Fund.

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

Item 15. Exhibits

Item 13.  Exhibits

2.1
Securities Exchange Agreement with Solaris Opportunity Fund, L.P. and Imagin Molecular Corporation, dated November 17, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092)

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

4.11
Statement of Designation Establishing Series S Convertible Redeemable Preferred Stock of Positron Corporation, dated November 7, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092))

10.1
Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

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

10.79
Memorandum of Understanding between Quantum Molecular Pharmaceutical, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005. (incorporated by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K filed April 5, 2006

10.80	2006 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on , 2006)

10.81	Statement of Designation Establishing Series G Preferred Stock of Positron Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006.)

10.82	Form of Series G Unit Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.83	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.84	Securities Purchase Agreement dated May 23, 2006 (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on June 1, 2006).

10.85	Callable Secured Convertible Note in favor of AJW Offshore, Ltd dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.86	Callable Secured Convertible Note in favor of AJW Partners, LLC dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.87	Stock Purchase Warrant in favor of AJW Qualified Partners, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on June1, 2006).

10.88	Stock Purchase Warrant in favor of AJW Offshore, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.89	Stock Purchase Warrant in favor of New Millennium Capital Partners, II (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.90	Registration Rights Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.91	Security Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.92	Intellectual property Security Agreement.( incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006)

10.93	Securities Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.94	Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

10.95	Non-Negotiable Promissory Note dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.96	Collateral Pledge Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.97	Promissory Note in favor of Imagin Molecular Corporation, dated April 10, 2008 (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).

10.98	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008. (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).

10.99
Stock Purchase Agreement with Positron Pharmaceutical Company, Dos Shield Corporation, Nukemed, Inc., Michael Thomas, and John Zehner, dated June 11, 2008 incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.100	Employment Agreement with John Zehner, dated June 6, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.101	2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-152616)).†

10.102	Promissory Note in favor of Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).

10.103	Addendum to the Stock Pledge Agreement with Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).

10.104	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-162204)).†

2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8(File No. 333-165724)).†

10.105
Settlement Agreement and Mutual Release with New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. , AJW Qualified Partners, LLC and AJW Partners, LLC, dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Form 8-K (File No. 000-24092))

14.1*	Code of Conduct and Ethics filed herewith.

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

(b)	Reports on Form 8-K

There were no current reports on Form 8-K for the quarter ending December 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: December 21, 2010	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

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

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Indiana corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 payable at the closing and the balance due on December 31, 2008, unless extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred. As of December 31, 2009, the cardio-assist device was not deemed to be in commercially reasonable working order and ready for resale and Positron Pharmaceuticals had not made the final cash payment of $540,000.

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

Affiliated Entities

Affiliated entities and their affiliation, as defined by FASB Codification Topic 850 are as follows:

- Imagin Diagnostic Centres, Inc.  owns or controls common and /or preferred shares of the Company and is controlled by a family member of the CEO.

- Solaris Opportunity Fund owns or controls common and preferred shares of the Company and its managing member is the CEO of the Company.

- Imagin Molecular Corporation and its wholly-owned subsidiaries Positron Acquisition Corporation and Imagin Nuclear Partners have common officers and shareholders with the Company.

- The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems ("Neusoft"). Both the Company and the joint venture's other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft's board. The Company accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2009 or 2008 based on prior losses of the Company.

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

Warranty Costs

The Company accrues for the cost of product warranty on the Company’s systems, Pulse CDC gamma cameras and other nuclear imaging devices at the time of shipment.  Warranty periods generally range up to a maximum of one year but may extend for longer periods.  After warranty expiration many customers execute service contracts to cover their systems.  Service contract periods vary with some customers on month to month contracts and others on quarterly and annual contracts.   Revenue collected in advance of the service period is deferred and recognized over the term of the contract. Service costs under the contracts are expensed as incurred.  For the years ended December 31, 2009 and 2008, service costs charged to expense were $527,000 and $706,000, respectively.  Warranty expenses for two refurbished machines sold was approximately $12,000 for the year ended December 31, 2009.  Warranty expense for Pulse CDC gamma systems sold  was $97,000 for the year ended December 31, 2008.

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

3.	Positron Pharmaceuticals – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 paid at the closing and the balance due on December 31, 2008, which was extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred. As of December 31, 2009, the cardio-assist device was not deemed to be in commercially reasonable working order and ready for resale and Positron Pharmaceuticals had not made the final cash payment of $540,000.

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

During the year ended December 31, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) loaned the Company a total of $1,155,000.  Solaris' Managing Member, Patrick G. Rooney, is also the Chairman and Chief Executive Officer of Positron. Pursuant to a Securities Exchange Agreement (see discussion below).

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

Purchase of Used Machine

In October 2009, the Company purchased a used machine from IMGM in the amount of $245,000.  The Company incurred additional direct shipping and refurbishment expenses of approximately $33,000 and sold the machine to an unrelated party for $350,000.

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