Form 10-Q/A
period 2010-06-30
POSITRON CORP
filed 2010-12-23
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q filed by Positron Corporation, a Texas corporation (“we,” “our,” “us,” or the “Company”), on August 23, 2010 is being filed to (i) clarify a note to the financial statements regarding customer deposits, and (ii) include corrected Exhibit 31 and 32 certifications for our principal executive and financial officers.

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

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(9,658)	$(1,675)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14	10
Amortization of loan costs and debt discount	--	653
Stock based compensation	2,500	--
(Gain) loss on derivative liabilities	--	(431)
Common stock issued for services	5,438	447
Preferred stock issued for services	432	--
Preferred stock issued for post-acquisition contingent payment	200	--
Changes in operating assets and liabilities:
Accounts receivable	(81)	61
Inventory	(125)	--
Prepaid expenses	(50)	--
Other current assets	(1,149)	(1)
Accounts payable and accrued liabilities	(1,103)	77
Customer deposits	389	(126)
Unearned revenue	(8)	(32)

Net cash used in operating activities	(3,201)	(1,017)

Cash flows from investing activities:
Security deposits	(5)	--
Purchase of property and equipment	(127)	(7)

Net cash used in investing activities	(132)	(7)

Cash flows from financing activities:
Advance from related party	(540)	(49)
Proceeds from preferred stock	--	925
Proceeds from common stock	2,944	50
Deposits for unissued securities	4,166	160
Repayments of advances to affiliated entities	9	--
Advance to affiliated entities	--	(25)

Net cash provided by financing activities	6,579	1,061

Effect of exchange rate changes on cash and cash equivalents	--	(2)

Net increase in cash and cash equivalents	3,246	35

Cash and cash equivalents, beginning of period	165	7

Cash and cash equivalents, end of period	$3,411	$42

Supplemental cash flow information:
Interest paid	$43	$--
Income taxes paid	--	--

Non-cash disclosures
Conversion of accounts payable to common stock	$--	$8
Conversion of Series B Preferred Stock to common stock	$1,148	$303
Conversion of Series G Preferred Stock to common stock	$33	$42

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

POSITRON CORPORATION

Date: December 22, 2010	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer, Chairman of the Board
(principal executive officer)

Date: December 22, 2010	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)