Form 10-K/A
period 2009-12-31
POSITRON CORP
filed 2011-03-04
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note: We originally filed our Annual Report on Form 10-K for the year ended on April 15, 2010.  The purpose of this Amendment on Form 10-K/A is to revise note 16 of our financials statements for the year ended December 31, 2009, amend the information under Item 9A. and 9(A)(T) Controls and Procedures and certain other items therein.

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	7,500,000	—	$0.05	12/27/10	—	—	—	—

Sachio Okamura	25,000	—	$0.010	1/1/13	—	—	—	—
	25,000	—	$0.034	1/1/14	—	—	—	—
	25,000	—	$0.102	1/1/15	—	—	—	—
	500,000	—	$0.060	12/27/10	—	—	—	—

Patrick Rooney	25,000	—	$0.119	7/26/14	—	—	—	—
	25,000	—	$0.102	1/3/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.08	8/1/16	—	—	—	—

Dr. Anthony C. Nicholls	25,000	—	$0.043	8/25/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.119	7/26/14	—	—	—	—

Corey Conn	4,000,000	—	$0.06	12/27/10	—	—	—	—

Timothy Gabel	1,500,000	—	$0.06	12/27/10	—	—	—	—

Scott Stiffler	150,000	—	$0.05		—	—	—	—

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1 column)

All Equity Compensation Plans Approved by Security Holders	26,645,000	$0.06	16,900,000	(1)

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

(c)
Includes 12,274,140 shares owned directly, shares issuable upon full conversion of 1,073,000 shares of Series B Preferred Stock into Common Stock, and shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock into Common Stock. The address for Solaris Opportunity Fund, L.P. is 700 Commerce Drive, Suite 500, Oak Brook, Illinois 60523.  Patrick G. Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d)
Includes 23,000,000 shares owned directly, shares issuable upon full conversion of 3,623,252 shares of Series B Preferred Stock into Common Stock, and 4,575,000 shares that may be acquired pursuant to warrants to purchase common shares that are or will become exercisable within 60 days of April 15, 2010. The address for IMAGIN is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. We believe Patrick G. Rooney, the last known officer of IMAGIN, holds voting and dispositive power for IMAGIN Diagnostic Centres, Inc.

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

(ee)
Includes 5,075,000 shares that may be acquired by Mr. Rooney pursuant to stock options that are or will become exercisable within 60 days of March 31, 2010.  Does not include 12,274,140 shares of the Company's Series B Preferred Stock issuable upon full conversion and 100,000 shares of the Company's Series S Preferred Stock issuable upon full conversion.  Patrick G. Rooney holds voting and dispositive power for Solaris Opportunity Fund L.P.

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

In October 2009, the Company purchased a used machine from Imagin Molecular Corporation in the amount of $245,000. After refurbishment and other costs in the amount of $33,000, Positron sold the machine for $350,000 to an unrelated party, providing a gross margin of approximately $72,000.

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

4.7	Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006*

4.8
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

4.10
Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005 (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-KSB dated April 19, 2005)

4.11
Statement of Designation Establishing Series F Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2005).

4.12
Statement of Designation Establishing Series S Convertible Redeemable Preferred Stock of Positron Corporation, dated November 7, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092))

4.13	2007 Omnibus Securities and Incentive Plan*

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

POSITRON CORPORATION

Date: March 3, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Technology Officer and Director

	By:	/s/ Dr. Anthony C. Nicholls
Dr. Anthony C. Nicholls
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

Purchase of Used Machine

In October 2009, the Company purchased a used machine from Imagin Molecular Corporation in the amount of $245,000. After refurbishment and other costs in the amount of $33,000, Positron sold the machine for $350,000 to an unrelated party, providing a gross margin of approximately $72,000.

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