Form 10-K
period 2010-12-31
POSITRON CORP
filed 2011-03-31
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Commissions file number: 0-24092

Positron Corporation
A Texas Corporation
7715 Loma Ct. Suite A, Fishers, IN. 46038 (317) 576-0183

IRS Employer Identification Number:  76-0083622

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes    ☐      No    ☒

Issuer's revenues for fiscal year ended December 31, 2010: $4,622,691.

Aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2010: $66,598,674.

As of March 31, 2011 there were 784,727,497 shares of the Registrant's common stock, $.01 par value outstanding.

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

Corporate Information

Positron Corporation (the "Company" or “Positron”) was incorporated in 1983 with its main offices in Fishers, Indiana. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Positron Corporation.

Item 1.  Business

General

Overview

Positron Corporation (the “Company” or “Positron”) is a molecular imaging company that provides unique solutions for the Nuclear Medicine community through the production and distribution of molecular imaging devices and radiopharmaceutical products. Positron’s proprietary product lines and services include; the Attrius®, a dedicated PET imaging system; PosiStar™, a world-class clinical, technical and service customer care plan; PosiRx™, a system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging; and the Tech-Assist™, a PET infusion and shielding system.

Major developments and milestones achieved by Positron Corporation during 2010 include:
•	Launch of the Attrius® – the only FDA approved standalone PET scanner optimized for cardiac imaging;
•	Attrius® named “Most Innovative Device of 2010” by Frost & Sullivan;
•	15 Attrius® PET systems under sales contracts, 5 systems installed and revenue recognized;
•	Signed co-development agreement with Covidien to develop technology for an innovative distribution model of radiopharmaceuticals based on a customized Positron device;
•	Completed initial development of PosiRx™ formerly named Cardio-Assist™ – Positron’s proprietary automated compounding and unit dose dispensing device;
•	Acquired pharmaceutical manufacturing facility for development of radiopharmaceuticals and contract manufacturing;

•	Received two U.S. patents for Positron’s proprietary technologies – with several additional patents pending; and,
•	Significantly improved the Company’s balance sheet, ending the year effectively debt free.

Market Opportunity

Molecular Imaging Devices for Cardiology

Cardiovascular diseases (CVD) are the cause of death of approximately 17 million people worldwide each year; almost one-third of all deaths. By 2030, almost 23.6 million people will die annually from CVD (WHO, September 2009). Heart disease is the leading cause of death for both men and women in the USA – 34.2% of all deaths. Estimated 80 million adults within the United States, or approximately 1 in 3 of the total population, were affected with CVD (Heart Disease and Stroke Statistics – 2009 Update, www.americanheart.org). In 2010, heart disease cost the United States $316.4 billion, including the cost of health care services, medications, and lost productivity (Centers for Disease Control and Prevention).

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

Our Products

Since 1983, the Company has been designing, manufacturing, marketing and servicing advanced molecular imaging devices / software for cardiology utilizing PET technology products such as Auricle™, HZ™, HZL™, mPOWER™ and the new Attrius® and since 2006, SPECT technology under the trade name Pulse CDC™. Positron’s PET and SPECT and cardiac molecular imaging devices are installed in more than 175 hospitals and physician offices around the world.

Positron Corporation is the only company in the world that offers a dedicated PET scanner. Positron’s Attrius® PET scanner can be used in for all imaging modalities and has proprietary software that is optimized for cardiac studies.  Positron manufactures the Attrius® through its joint venture, Neusoft Positron Medical Systems, based in Shenyang, China.

Positron has upgraded its PET scanner to accommodate the growing need for an inexpensive, high quality molecular imaging device in today’s challenging economy. Positron’s technology for PET imaging provides superior image quality comparable to PET/CT manufacturers with a fraction of their price. In addition, Positron offers a software patient management solution to improve patient care.  The Attrius® Cardiac PET system received FDA approval in 2009 and has been marketed in the U.S. since March 2010. The Attrius® has attracted significant interest from cardiologists, and Positron sold 15 scanners and installed 5 in 2010.

For the Attrius® PET, Positron was recognized with the 2010 Frost & Sullivan Award for New Product Innovation in the cardiac molecular imaging devices market. Each year, Frost & Sullivan presents this award to the company that has demonstrated superior performance against key competitors based on the following benchmarking criteria: innovative element of the product; leverage of leading edge technologies; value added features/benefits; increased customer value; and customer acquisition/penetration potential. Frost & Sullivan acknowledge that Attrius® is the ideal solution for cardiologists and hospitals looking to add high accuracy, cost effective imaging technology.

Radiopharmaceutical Devices

The U.S. market for SPECT and PET radiopharmaceuticals is large and potentially fast growing: sales reached $1.16 billion in 2009 and are expected to rise to $4.76 billion by 2017 (Bio-Tech Systems, Report 310). In 2009, SPECT pharmaceuticals sales were $817 million and by 2017 are expected to reach $1,737 million.

Tc-99m accounts for 82 percent of all diagnostic radiopharmaceutical injections each year (Arlington Medical Resources, Inc., The Imaging Market Guides – United States Edition, 2008). A current distribution model of Tc-99m is based on centralized radio pharmacies which provides scheduled deliveries of unit doses of radiopharmaceuticals to their clients located in a 70-75 miles range.

Positron has completed initial development of a proprietary automated radiopharmaceutical system and has completed testing validation at the University of New Mexico in March 2011. The PosiRx™, formerly named Cardio-Assist provides on-site preparation and dispensing of cardiovascular radiopharmaceutical agents used in SPECT imaging and eliminates the need in centralized radiopharmacies. The device automates procedures that currently are performed manually: elutes generator, compounds kits, fills syringe, assays and dispenses the unit dose into a syringe shield. A nuclear cardiology facility equipped with the PosiRx™ has 24/7 unit dose accessibility and reliability of an on-site supply. A self-contained device, the PosiRx™ assists in the compliant with all regulations that involve compounding and dispensing sterile injectables and meets or exceeds guidelines set forth by the United States Pharmacopeia (USP-797). The Company has begun  marketing the device in the first quarter of 2011.

Positron has signed a co-development agreement with Covidien to develop technology for an innovative distribution model of radiopharmaceuticals based on a customized Positron device. Positron will develop, prototype, custom manufacture, validate and test this new nuclear pharmacy automated equipment. Positron will produce the equipment customized to fit, manipulate and function with Covidien radiopharmaceutical products.

Positron also offers a PET infusion system under the name Tech-Assist™, for dispensing F-18 radiopharmaceuticals. This device has been proven to significantly reduce radiation exposure to personnel and allows for patient specific dosing. The Tech-Assist does not require any special syringes or tubing sets as part of its daily use, keeping operational costs low.

Radiopharmaceuticals

In August 2010, Positron opened a cGMP (current Good Manufacturing Practices) ready facility in Indiana for manufacturing of both radioactive and non-radioactive pharmaceutical products and devices.

While the Company intends to focus on small batch, radioactive PET products, the facility is also planned to be utilized to support current and future Positron equipment and expand into new markets. The approximately 10,000 square foot facility, with room for expansion, contains ample clean room space and laboratory equipment for production of pharmaceuticals and support products for both industrial and medical use.

Competitive Strengths

We believe that our Company has the following competitive strengths:

•
Well-Known Name Among Cardiologists. The high count-rate capability and sensitivity of Positron’s PET systems result in good diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

•
The Only Cardiac PET System on the Market. All major PET manufacturers have discontinued manufacturing of stand-alone PET systems, offering very expensive PET combined with Computerized Tomography (PET/CT) instead. In cardiac applications, the Positron’s Attrius® provides image quality comparable to PET/CT at significantly lower price. It also significantly reduces radiation exposure compared to PET/CT and even SPECT. A small footprint and affordable price makes it ideal for imaging clinics.

•
Cardiac Specific Software. The Attrius® provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists.  Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software.

•
Unique Automated Radiopharmaceutical System. Positron’s “virtual pharmacy” solution PosiRx™, enables the automation of all critical steps in the prepraationand dispensing of radiopharmaceuticals in the pharmacy and/or practice setting. The PosiRx™ system provides unprecedented “unit dose” flexibility to imaging providers at the touch of a button, 24/7. The device automates basic radiopharmaceutical compounding procedures and meets the requirements of the United States Pharmacopeia Chapter 797 compounding regulations as a compounding aseptic containment isolator (CACI) and provides the ISO Class 5 environment necessary for USP-797 compliance..

•
Value-Added Offering of Complimentary Products to Customers. Addition of complementary products, such as maintenance service, radiopharmaceutical dispensing devices and, potentially, radiopharmaceuticals, enhance the value of the offering to Positron’s customers.

Business Strategy

We intend to increase our revenues by:

•	Launch of the Attrius® – the only FDA approved standalone PET scanner optimized for cardiac imaging;
•	Attrius® named “Most Innovative Device of 2010” by Frost & Sullivan;
•	15 Attrius® PET systems contracts`, 5 systems installed and revenue recognized;
•	Signed co-development agreement with Covidien to develop technology for an innovative distribution model of radiopharmaceuticals based on a customized Positron device;
•	Completed initial development of PosiRx™ formerly named Cardio-Assist™ – Positron’s proprietary automated compounding and unit dose dispensing device;
•	Acquired pharmaceutical manufacturing facility for development of radiopharmaceuticals and contract manufacturing;
•	Received two U.S. patents for Positron’s proprietary technologies – with several additional patents pending; and,
•	Significantly improved the Company’s balance sheet, ending the year effectively debt free.

Sales and Marketing

To market its equipment and services, Positron employs an internal sales and marketing team dedicated  to promote, educate and sell Positron products. Positron is also able to rely on referrals from users of its existing base of installed scanners and cameras, trade show exhibits, trade journal advertisements, clinical presentations at professional and industry conferences, and published articles in trade journals. The Company’s sales personnel vary in  geographic location and/or market expertise.

The Company has signed on as a Corporate Partner with MedAxiom, a comprehensive subscription-based service provider and information resource exclusively for cardiology practices. MedAxiom’s network is compiled of over 300 practices representing 5,400 physicians covering 45 states across the U.S. Aligning with MedAxiom provides Positron direct access to most cardiology practices in the country, many of them are in the immediate market for Positron’s products.

Positron sells and/or distributes its products and services directly to end-users. We have certain experience with one-level distribution channels (our SPECT cameras were previously sold to end-users and to dealers). Selling to dealers helped to increase the number of cameras sold.  However, such sales negatively impacted profit margin and left Positron with less recurring revenue from the service contracts.

There is no assurance that the Company’s marketing and distribution strategy is sufficient

Customer Care, Service and Warranty

Positron has implemented PosiStar™, a complete customer care plan that offers full clinical support from Positron’s expiranced clinical and technical staff and industry luminaries that consult for the Company or are affiliated though Positron’s customer network.  PosiStar™ Customer Care provides; physician interpretation training, nurse training, billing and prior-authorization training, physician over reads, post install, 24/7 clinical and service support, priority response with after hours maintenance/service available, uptime guarantees and software upgrades, remote access diagnostic/maintenance capabilities.

The Company has field service engineers who have primary responsibility for supporting and maintaining the Company’s installed equipment base.  In addition, the Company has field engineers involved in site planning, customer training, sales of hardware upgrades, sales and administration of service contracts, telephone technical support and customer service.

The Company services domestic customers of our systems remotely through Internet access that facilitates system diagnosis several times without the need for field service or repair. When physical repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime.

The Company typically provides a one-year warranty to purchasers of our equipment.   Following the warranty period, the Company offers purchasers a comprehensive service contract under which the Company provides all parts and labor, system software upgrades and unlimited service calls.  At December 31, 2010, the Company had twenty-eight (28) full service agreements under contract, and three (3) parts and labor contracts.

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed PET scanners; a study of 50 SPECT cameras yielded an average uptime of all units of 99.94 % and less than one service related incoming call per month.

As we have expanded our business model from primary manufacturing and selling equipment to primary service of our products, when a major share of revenue is expected from services to the clients, customer service will play a more important role in the Company. Due to the Company’s expertise and access to parts we expect to service all new PET scanners sold.

Competition

The Company faces no direct competition from other manufacturers of PET scanners as it offers the only commercial standalone PET scanner, Attrius®.  However, the Company has experienced~~,~~ competition from used PET/CT scanners although the remaining supply of used PET/CT systems is believed to be extreamly low. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but potentially complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the other modalities.  Computed tomography angiography (“CTA”) was once seen by some cardiologists to be competitive with PET myocardial perfusion imaging; however, there is an increasing public concern about a high radiation exposure of CT and no substancial movement into this modality.

In 2001-2002, GE, Siemens and Philips introduced PET/CT systems that combine CT scanning and PET in one unit. Since then production of standalone PET scanners have been discontinued and replaced by high priced PET/CT systems with costs much greater than Positron’s Attrius® PET system. PET/CT integrates functional (PET) and structural (CT) information into a single scanning session, allowing fusion of the PET and CT images and thus improving lesion localization and interpretation accuracy. The CTscan is also used for attenuation correction, ultimately leading to high patient throughput. These combined advantages have rendered PET/CT a preferred imaging modality over standalone PET except in the imaging of cardiac studies. All major PET manufacturers, except Positron, pursue the similar strategies of developing more and more sophisticated and expensive whole-body PET/CT scanners. A hospital or medical imaging clinic with a whole-body PET/CT device has flexibility of using the scanner for oncology, cardiology or neurology purposes. However, the redundancy of functions, as well as the high price and large size, has negative impact on usage of PET scanners by specialty physicians (cardiologists, neurologists, urologists, etc.).

Though PET/CT has been commercially accepted, the clinical benefits and the need for this technology in cardiology imaging remain controversial and are debated. Leading cardiologists believe that combined PET/CT is not important in imaging myocardial perfusion.  The heart does not require that fine level of resolution to diagnose coronary disease due to the thickness of the heart. Significant limitations of cardiac PET/CT are also respiratory motion and metallic artifacts, which can result in artifactual PET defects in up to 40% of patients, and these defects are moderate to severe in 23%. An interest in PET by cardiologists has increased significantly since 2009 boosted by preferable reimbursement rates and shortage of Tc-99m, a major cardiac SPECT radiopharmaceutical. Positron Corporation has been exploiting this raise of the demand by cardiologists and lack of the supply of affordable PET systems on the market by offering its cardiac specific, standalone Attrius® PET.

The Radiopharmaceutical Delivery is dominated today by Cardinal Health (160 nuclear pharmacies and 26 cyclotron-based PET radiopharmaceutical manufacturing facilities), PETnet Solutions, a fully owned subsidiary of Siemens Medical Solutions USA (52 radiopharmacies and distribution centers), Triad Isotopes (63 radiopharmacies after acquiring a Covidien’s network and 6 cyclotrons), and GE healthcare (31 radiopharmacies). There are also about 73 independent radiopharmacies and 70 institutional radiopharmacies (affiliated with major medical schools).

Radiopharmaceuticals for cardiac applications are prepared in radiopharmaceutical generators, Tc-99m generators for SPECT (manufactured by Covidien and Lantheus) and Rb-82 generators for PET (Bracco Diagnostics). Rb-82 has a half-life of only 75 seconds, and Rb-82 generators are delivered by Bracco directly to end users 13 times per year.

Tc-99m has a half-life of 6 hours, and centralized radiopharmacies use Tc-99m generators to deliver unit doses of Tc-99m based radiopharmaceuticals to customers. Centralized radiopharmacies incur very high fixed costs (around $1.0 million per year) and freight costs (two-three times-a-day deliveries to each client) and are affected by geographical factors: clients have to be in a 70-75 miles proximity to the pharmacy due to a short half-life of Tc-99m. The Positron Corporation’s Cardio-Assist does not have these limitations, as the radiopharmaceutical unit dose drawing devices can be placed directly into physicians’ offices with once-a-week deliveries. Positron has signed a co-development agreement with Covidien to develop technology for an innovative distribution model of radiopharmaceuticals based on a customized Positron’s device.

Until lately, cardiac radiopharmaceuticals have been protected by patents combined with exclusive distribution relationships. Since the end of 2008, Rb-82 (Cardiogen®) and Tc-99m Sestamibi (Cardiolite®) are available generically. This is a landmark event that opened the billion dollar nuclear cardiology radiopharmaceutical market.

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

The scopes of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. Other payors prohibit reimbursement unless physicians own or lease our scanners and cameras on a full-time basis, or meet certain accreditation or privileging standards. Such requirements and limitations can significantly restrict the types of business models we can successfully utilize.

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

On October 30, 2010, Centers for Medicare & Medicaid Services (CMS) released their 2011 Medicare Physician Fee schedule which outlines the payment rates for medical services paid to private physicians in the outpatient office setting.  This fee schedule stated that Myocardial PET perfusion imaging was decreased 22.53% to $1,107.36 per study. The Schedule also states that Cardiovascular SPECT reimbursement for outpatient cardiology practices billing under CPT codes has been reduced by 1.72%.

Manufacturing

Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing to achieve cost efficiencies. All of the Company’s PET scanners are manufactured through its joint venture, Neusoft Positron Medical Systems, at its development and manufacturing facility in Shenyang, China. The manufacturing of the PosiRx™ line takes place in Fishers, Indiana. Production of radiopharmaceuticals and the development and manufacturing of radiopharmaceutical products and devices will take place in Crowne Point, Indiana.

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

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company was 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company was 32.5% of the total registered capital of the JV Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  Positron has transferred to the JV Company certain of its PET technology. During 2008-2009, as a result of additional capital contributions by Neusoft, the Company’s share in JV Company decreased to 1%.The parties share the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.

Under its Joint Venture Contract with Neusoft, the Company has the exclusive right to sell PET system products developed by the JV Company in Canada, the U.S. and Mexico under its registered trademarks . Neusoft has the exclusive right to sell products developed by the JV Company in China under its registered trademarks.  Each of Neusoft and the Company has the right to sell products developed by the JV Company in the countries and regions worldwide with the exception of China, Canada, the U.S. and Mexico where select exclusive rights apply.

The joint venture obtained the FDA 510k regulatory approval of Attrius® Cardiac PET in April 2009.

While the parties believe that the joint venture will meet their objectives, there can be no assurance that the joint venture will meet such objectives, including production and timely delivery of PET systems.

Research and Development

The Company’s research and development expenses were approximately $1,275,893 and $178,000 for the years 2010 and 2009, respectively. The research and development activities have been focused on development of radiopharmaceutical delivery systems.  We continue to improve and/or customize our radiopharmaceutical equipment to fit it to new products and meet sometimes unique user requirements. In addition, there have been significant resources allocated in the initial start up, preparation and regulatory compliance of the Company’s radiopharmaceutical manufacturing facility. We are also  developing additional software and hardware for our PET scanner for additional functions that enhance performance and diagnostic efficacy and also in preparation for new cardiac radiopharmaceuticals that are in a pipeline of a major radiopharmaceutical manufacturer. These research and development activities are costly and critical to the Company’s ability to maintain, develop and improve its “state of the art” products.  The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

Patent, Trademarks and Royalty Arrangements

The Company has 1 U.S. patents pertaining to positron emission tomography technology and currently maintains 1  U.S. patent relating to the unique construction and arrangement of the photo detector module array used in its devices.

The Company has 4 U.S. patents pertaining to gamma cameras, 2 patent and 1 pending covering the solid-state quantum photodetector technology and configuration of imaging apparatus and systems. The Company also has 1 patent for PET radiopharmaceuticals infusion and shielding device. The Company has 1 patent pending pertaining to a specific feature of the Company’s automated radiopharmaceutical system.

As of December 31, 2010, we hold trademark registrations in the United States for the following marks: Attrius® and Pulse CDC™.

As of March 31, 2011, we have filed for trademark registrations in the United States for the following marks: Positron™, PosiRx™, PosiStar™ and Tech Assist™.

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

Product Liability and Insurance

Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims.  The Company carries the appropriate commercial and business insurances coverages to mitigate this risk.  The Company has not experienced any product liability claims to date.

Employees

As of December 31, 2010, the Company employed twenty-seven (27) full-time employees. None of the Company’s employees are represented by a union.

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

Item 1A.  Risk Factors

Risks Associated with Business Activities

History of Losses.    To date the Company has been unable to sell its systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2010, the Company had a net loss of approximately $10,923,000, compared to a net loss of $5,749,000 during 2009.  At December 31, 2010, the Company had an accumulated deficit of approximately $102,252,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.  The opinion of the Company’s independent auditors for the year ended December 31, 2010 expressed doubt as to the Company’s ability to continue as a going concern.  The Company will need to obtain additional capital  and increase system sales to become profitable.

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

Working Capital.    The Company had cash and cash equivalents of $1,141,000 at December 31, 2010.  The Company received $7,447,000 in proceeds from private placements of securities and the exercise of warrants in 2010.  In spite of the proceeds, the Company believes that it is possible that it may continue to experience operating losses and accumulate deficits in the foreseeable future.   If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s main offices are in Indiana, where it currently leases office and warehouse space in Fishers and Crown Point of approximately 16,000 square feet for administrative, research and development and production purposes.

On April 1, 2010, the Company entered into a three year operating lease with a related party for corporate and administrative offices in Westmont, Illinois. The amount of leased space at this location is approximately 2,000 square feet.

On April 19, 2010, the Company entered into a lease agreement  (the “Lease”) with GMA properties, LLC, a New York limited liability company (the “Lessor”) for PET parts and service and Clinical and Technical Cardiovascular PET Training Insitute.  The amount of leased space at this location in Niagara, New York is approximately 3,125 square feet.

The Company renewed a one year operating lease for its remaining Houston operations where the Company maintains inventory. The lease term is from February 1, 2010 to January 31, 2011 and is month to month therafter. Monthly rent for the facility is $1000.

On July 28, 2010, the Company entered into a lease agreement (the “Lease”) with Moress, LLC, an Indiana limited liability company (the “Lessor”).  Pursuant to the terms of the Lease, the Company will lease property located in Crown Point, Indiana for radiopharmaceutical and pharmaceutical manufacturing, packaging, sales and offices.  The Lease has an initial five year term and provides for one five year extension period.  The Lease provides for an initial monthly rent of $8,000 payable on the first day of each month beginning October 1, 2010.  In addition, the Company acquired the pharmaceutical manufacturing and related equipment, plus other furniture, fixtures and equipment.

Item 3. Legal Proceedings

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded and quoted on the NASDAQ OTC Bulletin Board under the symbol POSC..  See “Item 1. Description of Business – Risks Associated with Business Activities.”

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2010 and 2009, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$0.07	$0.03	$0.04	$0.01
Second Quarter	$0.26	$0.05	$0.05	$0.02
Third Quarter	$0.09	$0.05	$0.09	$0.04
Fourth Quarter	$0.08	$0.04	$0.09	$0.06

There were approximately 345 shareholders of record of common stock as of March 31, 2011, including broker-dealers holding shares beneficially owned by their customers.

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

Overview

Positron Corporation (the “Company” or “Positron”) is a molecular imaging company that provides unique solutions for the Nuclear Medicine community through the production and distribution of molecular imaging devices and radiopharmaceutical products. Positron’s proprietary product lines and services include; the Attrius®, a dedicated PET imaging system; PosiStar™, a world-class clinical, technical and service customer care plan; PosiRx™, a system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging; and the Tech-Assist™, a PET infusion and shielding system.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular diseases specialists in the U.S., and their number will increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that performs or could perform nuclear cardiac procedures and want to automate the delivery of radiopharmaceuticals. By adding complimentary products, we are able to offer customers  value-added solutions which includes low cost molecular imaging devices, maintenance service, disease specific software, radiopharmaceutical unit doses drawing devices, and, potentially, radiopharmaceuticals agents for Cardiac Nuclear Medicine. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with leased cameras. We see, however, the reversal of the reimbursement trend in the last several years.

General

The Company has been experiencing a significant increase in sales with the launch of The Attrius® its new PET scanner. Our PET scanner has been developed to accommodate the grow in molecular imaging and specifically the need by nuclear cardiologists for less expensive, high quality molecular imaging devices. The Attrius®  is the only standalone PET scanner on the market. The Attrius® Cardiac PET scanner has received Food and Drug Administration approval in April 2009 and has been marketed in the U.S. since March 2010. The Company believes that the future of nuclear cardiology is PET and that the demand for PET systems optimized for cardiology is quickly emerging and provides an immediate opportunity to capture significant market share with a low-cost, standalone Cardiac PET system. Positron’s technology for PET imaging provides superior image quality with significantly less cost than other similar imaging systems which at current time are PET/CT systems. In addition, Positron offers a software patient management solution to improve patient care.  The Attrius® has attracted significant interest from cardiologists and practisioners throughout the world. Positron obtained 15 signed sales contracts for scanners and installed 5 in 2010.

We expect revenue growth from sales and installations of the Company’s proprietary automated radiopharmaceutical systems and recurring revenue from the distribution and dispensing of radiopharmaceuticals. The Company intends to enter the radiopharmaceutical market with the PosiRx™, automated radiopharmaceutical system and radiopharmaceuticals manufactured at its development and manufacturing facility.  Currently cardiac drugs for SPECT imaging are prepared at centralized radiopharmacies.  Our PosiRx™ system enables for the placing of a “virtual nuclear pharmacy”  into physicians’ offices and or at the nuclear pharmacy itself depending on the need required. Our PosiRx™ provides nuclear cardiology departments the ability and ease to “unit dose” automatically, the reliability and control of an “in-house” supply and the necessary tools to comply with USP 797 regulations.

The PosiRx™ automatically elutes a generator, compounds kits, performs quality control, fills a syringe, assays the dose in the syringe and dispenses the dose in the syringe ready for patient injection. The PosiRx™ replaces typical “hot” lab equipment and acts as a “virtual” nuclear pharmacy with unit dose availability, at the touch of a button, 24/7.

Positron has signed a co-development agreement with Covidien to develop technology for an innovative distribution model of radiopharmaceuticals based on a customized Positron’s device.Positron will develop, prototype, custom manufacture, validate and test this new nuclear pharmacy automated equipment. Positron will produce the equipment customized to  fit, manipulate and function with Covidien radiopharmaceutical products.

In August 2010, Positron opened a cGMP (current Good Manufacturing Practices) ready facility in Indiana for manufacturing of both radioactive and non-radioactive pharmaceutical products and devices. While the Company intends to focus on unique small batch, radioactive products, the facility is also planned to be utilized to support current and future Positron equipment and expand into new radiopharmaceutical markets. The approximately 10,000 square foot facility, with room for expansion, contains ample clean room space and laboratory equipment for production of radiopharmaceuticals and support products for both industrial and medical use.

We believe that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

We expect increased sales and marketing spending to build on our 2011 and future sales.

Results of Operations

Consolidated results of operations for the year ending December 31, 2010 and 2009 include Positron and its wholly-owned subsidiariy Imaging Pet Technologies (“IPT”).

Revenues - Revenues for the year ended December 31, 2010 were $4,623,000 as compared to $1,446,000 for the year ended December 31, 2010. PET systems sold during the year ended December 31, 2010 were $3,692,000 (five new PET system units sold) compared to $510,000 (two used PET systems sold) in 2009, accounting for the significant increase in revenues.

Costs of Sales - Costs of sales for the year ended December 31, 2010 was $4,564,000  compared to $1,319,000 for the year ended December 31, 2009.   Costs were higher in 2010 principally due to the higher sales of the PET systems for which the Company is currently selling at a near break-even margin.

Operating Expenses - The Company’s operating expenses were $14,503,000 for the year ended December 31, 2010 compared to $4,956,000 for the year ended December 31, 2009.

Research and development costs for the year ended December 31, 2010 were $1,276,000 compared to $178,000 for the year ended December 31, 2009. Research and development costs included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production.  The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the year ended December 31, 2010 and 2009 were $1,096,000 and $170,000, respectively.  During 2009, the Company eliminated most of the sales and marketing spend until such time as Attrius® PET system was approved by FDA.  Sales and marketing expenses for the year ended December 31, 2010 include salaries and commissions of approximately $528,000, advertising expense of $133,000 and trade show expenses of $164,000.

General and administrative expenses during the year ended December 31, 2010 were $12,131,000 as compared to $4,608,000 for the year ended December 31, 2009. The significant increase in G&A is attributable to stock based compensation and stock issued for services of totaling $9,287,000 during the year ended December 31, 2010 as compared to $1,695,000 for the year ended December 31, 2009.

Other Income (Expenses) – The Company recorded other income (expense) of $1,460,000 and ($3,000) during the years ended December 31, 2010 and 2009, respectively.  The other income recorded during the year ended December 31, 2010 was largely comprised of $367,000 of interest forgiven in connection with the settlement of the convertible notes payable and $1,088,000 of accounts payable and accrued compensation forgiven in connection with the closure of the Canadian operation.

Interest expense was $43,000 and $1,416,000 for the years ended December 31, 2010 and 2009, respectively. The significant decrease in interest is due mainly to the payment of notes payable and settlement of convertible notes payable in 2010.

The Company recorded derivative gains of $2,104,000 for the year ended December 31, 2010 and $499,000 for the year ended December 31, 2009.  Derivative gains resulted from changes in variables used to calculate fair market value using the Black Sholes Model and the settlement of debt in 2010.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of December 31, 2010, we had net operating loss carryforwards of approximately $40,000,000 for Federal reporting purposes. These amounts expire at various times through 2031. The Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2010 and 2009.

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

Net Loss - For the year ended December 31, 2010, the Company had a net loss of $10,923,000, or $0.02 per share, compared to a net loss of $5,749,000, or $0.02 per share, for the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, the Company had current assets of $4,789,000 and total assets of $5,173,000 compared to December 31, 2009 when current assets were $923,000 and total assets were $988,000. The increase in current assets is attributable primarily to increases in deposits as a result of additional orders for Attrius® systems, higher cash due to the additional cash raised in private placements and higher accounts receivable and inventory as a result of higher sales.

Current liabilities at December 31, 2010 were $5,259,000 compared to $7,947,000 at December 31, 2009.  At December 31, 2010, current liabilities was largely comprised of customer deposits of $4,203,000 as a result of orders for the Company’s Attrius® machines and other products, trade accounts payable of  $431,000 and unearned revenue of $253,000.  At December 31, 2009 the Company’s current liabilities consisted of trade accounts payable of $1,734,000, convertible notes of $1,323,000, accrued interest on the convertible notes of $724,000, derivative liabilities for convertible debentures of $2,104,000, customer deposits  of $669,000 and notes payable of $575,000.  The decrease in trade accounts payable from December 31, 2009 to December 31, 2010 was largely due to the forgiveness of accounts payable of $985,000 at the Company’s closed Canadian operation.  The decrease in the convertible notes, accrued interest and derivative liabilities for convertible notes was the result of a settlement of the liabilities whereby the Company paid $1,000,000 in cash and 8,500,000 shares of common stock to settle the amounts owed for the convertible notes.  The $575,000 of notes payable were paid in full during 2010.

Net cash used in operating activities during the year ended December 31, 2010 was $4,687,000 compared to $3,345,000 used in operating activities during the year ended December 31, 2009.

Net cash used in investing activities was $238,000 for the year ended December 31, 2010 compared to $21,000 for the year ended December 31, 2009 and was all related to purchases of property and equipment.

Net cash provided by financing activities was $5,916,000 and $3,519,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company issued preferred stock for cash totalling $2,000,000, common stock for cash totaling $4,012,000 and warrants exercised for $1,435,000, compared to the prior year when the Company issued preferred and common stock for cash totalling $1,699,000 and $1,933,000, respectively.

Since inception, the Company has expended substantial resources on research and development. We have sustained substantial losses due to the limited number of systems sold or placed into service each year.    Revenues have also fluctuated significantly from year to year.  The Company had an accumulated deficit of $102,252,000 at December 31, 2010.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We have been experiencing an increase in sales with the launch of Attrius® PET system and expect for an additional increase through sales of automated radiopharmaceutical systems and recurring revenue from the sale of radiopharmaceuticals. With increase in sales, all  systems material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise capital  through loans, credit and the private placement of restricted securities until such time as the Company achieves profitability. To date, management has been successful in raising capital as needed for the continued operations of the Company.  There is no guarantee that management will be able to continue to raise needed capital in this fashion.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2010, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

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

Management assesses the recoverability of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished and in process inventories.

Revenue Recognition

The Company’s revenues are derived from the sale of medical equipment products, maintenance contracts and service revenues.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services. The Company recognizes revenues from the sale of medical equipment products when earned.  Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.  The Company obtains a signed customer acceptance after installation is complete for the sale of its Attrius® PET systems.

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

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements:  the ability of the Company to attain widespread market acceptance of its systems; the ability of the Company to obtain acceptable forms and amounts of financing to fund future operations; demand for the Company’s services; and competitive factors.  The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.  Financial Statements

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2010 as a result of material weaknesses as discussed below.

The material weaknesses in our disclosure control procedures are as follows:

1.
Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent accounting contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective, because of the significant deficiency and material weakness that were identified.

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

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such:

Name	Age	Position with the Company

Patrick G. Rooney	48	Chairman of the Board – Elected 2004,
		Chief Executive Officer- Elected 2009
Joseph G. Oliverio	41	Chief Technical Officer and Director – Elected 2006
Corey N. Conn	48	Chief Financial Officer and Director – Elected 2008
Timothy M. Gabel	41	Vice President of Engineering & Service
Scott Stiffler	42	Vice President of Pharmaceuticals
Sachio Okamura	60	Director – Elected 2001
Dr. Anthony C. Nicholls	63	Director – Elected 2005

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Patrick G. Rooney.  Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009.  Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund.  Through years 1985-2000, Patrick G. Rooney and/or Rooney Trading were a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange.  In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company. The Company’s Officers and Directors concluded Mr. Rooney’s extensive experience in financing and background in early stage companies make him an ideal candidate to serve on the Board of Directors.

Joseph G. Oliverio.  Mr. Oliverio was appointed by the Board of Directors to serve as the Company's Chief Technical Officer on May 14, 2009. From 2005 to 2009, Mr. Oliverio served as President of the Company.  Since August 18, 2006, Mr. Oliverio has served on the Board of Director and Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.   Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets. The Company’s Officers and Directors concluded Mr. Oliverio’s extensive clinical and technical PET experience and industry background make him an ideal candidate to serve on the Board of Directors.

Corey N. Conn.  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Since August 19, 2003, Mr. Conn has served on the Board of Directors and as Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University. The Company’s Officers and Directors concluded Mr. Conn’s extensive experience in financial compliance and operations in early stage companies make him an ideal candidate to serve on the Board of Directors.

Timothy M. Gabel was appointed by the Board of Directors to serve as Director of Service on May 15, 2009. Mr. Gabel was Vice President of Operations of Positron Corporation since March of 2006.  Prior hereto and from 1996, Mr. Gabel specialized in international business, international technical project management, product research and development, lean manufacturing implementation, and product design with the automotive components supplier, Delphi Corporation.  His experience includes technology transfer, and joint venture partnership development with companies in China, Japan, Mexico and Europe. Mr. Gabel holds four U.S. patents, and earned his Bachelor’s of Science in Mechanical Engineering from the State University of New York at Buffalo. The Company’s Officers and Directors concluded Mr. Gabel’s extensive engineering and management experience in large corporations make him an ideal candidate to serve as a Vice President.

Scott Stiffler.  Mr. Stiffler was appointed Vice President of Pharmaceuticals in 2010 and has previously served as Director of Quality and Regulatory Affairs since September 2008.  Mr. Stiffler served as a Certified Six Sigma Black Belt as well as a Program Manager for the development of delivery devices at Eli Lilly and Company from June 2001 to September 2008.  While at Eli Lilly Mr. Stiffler was responsible for the development of one of their highest volume insulin pens as well as several quality and cost improvement projects.  Prior to Eli Lilly Mr. Stiffler worked for 10 years in the automotive industry as an engineer and project manager. He has a degree in Mechanical Engineering from Purdue University and an MBA from Indiana University’s Kelley School of Business. The Company’s Officers and Directors concluded Mr. Stiffler’s extensive engineering, product generation and pharmaceutical background from a large corporation make him an ideal candidate to serve as a Vice President.

Sachio Okamura.  Mr. Okamura has served as a director since his appointment to the Board of the Company on April 1, 2001.  Mr. Okamura has performed bio-medical consulting services for Okamura Associates, Inc. from 1993 through the present date.  These consulting services have included regulatory, distribution, licensing, joint venture, investment, merger and acquisition activities involving businesses in the United States and Japan.  Mr. Okamura was in charge of bio-medical business development for various offices of Mitsubishi Corporation from 1978 through 1993.  Mr. Okamura received a BS in Biochemistry in 1975 from the University of California, Davis and a Master of International Business from the American Graduate School of International Management in 1978. The Company’s Officers and Directors concluded Mr. Okamura’s extensive experience within the medical industry makes him an ideal candidate to serve on the Board of Directors.

Dr. Anthony C. Nicholls. Dr. Nicholls has served as a director since 2005.  Dr. Nicholls is an independent consultant with over 30 years experience in medical devices and diagnostics research.  He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship.  He co-founded FAS Medical Ltd. in 1992, and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company's products in 21 countries. He was employed as CEo of FAS Medical Ltd. from 1992 to 2003. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ.  Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls' academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis.  Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology. The Company’s Officers and Directors concluded Mr. Nicholls extensive experience within the medical industry as a businessman and physician make him an ideal candidate to serve on the Board of Directors.

Also, the following individuals resigned during 2010:

John Zehner. Mr. Zehner was appointed by the Board of Directors to serve as the Company's Chief Operation Officer on May 15, 2009. Mr. Zehner was Executive Vice-President of Positron since July 2008. In 2007 Mr. Zehner formed NukeMed, Inc. and Dose Shield serving as President for both entities. Prior to 2007 Mr. Zehner sereved as President and COO of Eastern Isotopes, Inc.  Mr. Zehner resigned in November 2010.  The Company continues to utilize Mr. Zehner’s services on a contract basis.

Joseph C. Sardano. Mr. Sardano has served as a director in 2008. Mr. Sardano resigned in 2010 and resumes his role as Chief Executive Officer of Sensus Healthcare LLC. Mr. Sardano has served as CTI’s Senior Vice President of Sales and Marketing since September 2004.

AUDIT COMMITTEE.

The Company’s audit committee currently consists of the directors of the Company. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE.

Our board of directors does not have a seperate compensation committee responsible for determining executive and director compensation.  Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board, plus the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2010 and 2009.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total

Patrick G. Rooney, Chief Executive Officer	2010 2009	$135,000 $100,000	- -	- -	$700,000 -	- -	- -	$835,000 $100,000

Joseph G. Oliverio, Chief Technical Officer	2010 2009	$160,000 $150,000	- -	- -	$550,000 -	- -	- -	$710,000 $150,000

Corey N. Conn, Chief Financial Officer	2010 2009	$135,000 $100,000	- -	- -	$550,000 -	- -	- -	$685,000 $100,000

Timothy M. Gabel,Vice President Engineering and Service	2010 2009	$135,000 $100,000	- -	- -	$365,000 -	- -	- -	$500,000 $100,000

John Zehner, Executive Vice President	2010 2009	$111,538 $100,000	- -	- -	- -	- -	- -	$111,538 $100,000

Scott Stiffler, Vice President of Pharmaceuticals	2010 2009	$125,000 $100,000	- -	- -	- -	- -	- -	$125,000 $100,000

(a) Mr. Zehner resigned in November 2010.

(b) On January 8, 2010, the Company granted Series B Preferred Stock Options to certain employees with an exercise price of $1.00 per share and a 4 year term.  The Company granted 550,000 stock options for Joseph G. Oliverio, 700,000 stock options for Patrick  G. Rooney, 550,000 stock options for Corey N. Conn, and 365,000 stock options for Timothy M. Gabel.  The stock options were valued using the Black Scholes Model at $1 per share.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	550,000	-	$1.00	12/31/13	-	-	-	-
Patrick Rooney	700,000	-	$1.00	12/31/13	-	-	-	-
Corey Conn	550,000	-	$1.00	12/31/13	-	-	-	-
Timothy Gabel	365,000	-	$1.00	12/31/13	-	-	-	-

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)

Series B Preferred Stock Options	2,500,000	$1.00	—

During 2010, certain option holders forfeited 3,950,000 common  stock options that were vested and exercisable.

SUMMARY OF EQUITY COMPENSATION PLANS

Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Board of Directors. During 2010, the Company did not pay any bonus pursuant to the incentive compensation plan.

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2009, a total of 24,450,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 24,450,000 were fully vested. At December 31, 2010, there are no common stock options outstanding.  Effective January 2010, the 2005 Plan has been terminated, no further options will be granted.

2008 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2008 Stock Incentive Plan ("2008 Plan"), which was adopted by the Board effective July 28, 2008. The purpose of the 2008 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2008 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2008 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered.  A total of 6,000,000 shares of Common Stock have been authorized for issuance under the 2008 Plan.  As of December 31, 2010, all shares had been issued under the 2008 Plan.

2009 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan ("2009 Plan"), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock have been authorized for issuance under the 2009 Plan.  As of December 31, 2010, 5,000,000 shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan ("2010 Plan"), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 50,000,000 shares of Common Stock have been authorized for issuance under the 2010 Plan.  As of December 31, 2010, 40,000,000 shares had been issued under the 2010 Plan.

401(k) Savings Plan

The Company has a 401(k) Retirement Plan and Trust (the "401(k) Plan") which became effective as of January 1, 1989. Employees of the Company who have completed one-quarter year of service and have attained age 21 are eligible to participate in the 401(k) Plan. Subject to certain statutory limitations, a participant may elect to have his or her compensation reduced by up to 20% and have the Company contribute such amounts to the 401(k) Plan on his or her behalf ("Deferral Contributions"). The Company may make discretionary contributions in an amount up to 25% of the participant's Deferral Contributions up to 6% of his/her compensation ("Employer Contributions"). Additionally, the Company may make such additional contributions, as it shall determine each year in its discretion. All Deferral and Employer Contributions made on behalf of a participant are allocated to his/her individual accounts and such participant is permitted to direct the investment of such accounts.

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

The Company did not make any contributions to the 401(k) Plan on behalf of employees during the years ended December 31, 2010 and 2009.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in fiscal year 2010 or 2009.

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

Security Ownership of Certain Beneficial Owners (a)

Name and Address of Beneficial Owner	Number of Shares of Common Stock		% of Outstanding Common Stock (b)
Solaris Opportunity Fund, L.P.	1,119,574,140	(c)	38.0%
IMAGIN Diagnostic Centres, Inc.	366,900,200	(d)	13.0%

(a)         Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)         The percentage of outstanding Common Stock assumes full conversion of Convertible Series A, B, and S Preferred Stock into Common Stock and is based on 782,727,497 shares of Common Stock outstanding on December 31, 2010. The Series A converts into a number of fully paid and non-assessable shares of Common `Stock equal to one share of Common Stock.   Series B converts to into a number of fully paid and non-assessable shares of Common Stock equal to one hundred (100) shares of Common Stock The Series S converts into a number of fully paid and non-assessable shares of Common Stock equal to the number of Series S Preferred Stock being converted multiplied by Ten Thousand (10,000).

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

(d)         The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. Patrick J. Rooney, is the principal officer of IDC and holds voting and dispositive power over the securities held by IDC.

Security Ownership of Directors, Director Nominees and Executive Officers

Title of Class	Name of Beneficial Owner	Beneficial Ownership (aa)	(cc)	Percent of Class (bb)
Common	Joseph G. Oliverio	550,000	(cc )	6.0%
Common	Sachio Okamura	25,000	(dd)	*
Common	Patrick G. Rooney	700,000	(ee)	7.6%
Common	Dr. Anthony C. Nicholls	15,000	(ff)	*
Common	Corey N. Conn	550,000	(gg)	6.0%
Common	Timothy M. Gabel	365,000	(hh)	4.0%
Common	All Directors and Executive Officers as a Group	2,205,000		24.0%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 6,668,444 shares of Series B Preferred Shares outstanding as of December 31, 2010 and assumes all of the 2,500,000 Series B stock options are exercised.

(cc)	Includes 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2013

(dd)	Includes 25,000 Series B shares that may be acquired by Mr. Okamura pursuant to options that are exercisable until December 31, 2013

(ee)
Includes 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.  Does not include 1,119,574,140 shares of common stock held by or convertible to by Solaris Opportunity fund, L.P., over which Mr. Rooney holds voting and dispositive power.

(ff)	Includes 15,000 Series B shares that may be acquired by Mr. Nicholls pursuant to options that are exercisable until December 31, 2013

(gg)	Includes 550,000 Series B shares that may be acquired by Mr. Conn pursuant to stock options that are exercisable until December 31, 2013

(hh)	Includes 365,000 Series B shares that may be acquired by Mr. Gabel pursuant to stock options that are exercisable until December 31, 2013

The address for all officers and directors of the Company is 7715 Loma Ct. Suite A, Fishers, IN. 46038.

Item 13. Certain Relationships and Related Transactions and Director Independence

2010

During the year ended December 31, 2010, the Company paid $200,000 of consulting fees to a related party entity.

During the year ended December 31, 2010, the Company recognized cost of revenues of $3,184,282 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems~~.~~ and has approximately $2.484,000 in deposits on purchase contracts as of December 31, 2010.

During 2010, the Company entered into a four year operating lease with a Company owned by a Company executive for additional administrative offices in Westmont, Illinois.  During 2010, the Company paid $136,060 of costs in connection with this lease (consisting of $50,000 cash payment for reimbursement of contracting services to the related party and $86,060 of build-out expenses paid directly to contractors) all of which are being amortized over the four year lease term at $2,835/month. Additionally, the Company shall be responsible for maintenance, operating expenses and property taxes.  No further rent payments are required under the lease agreement by the Company.

2009

During the year ended December 31, 2009, the Company, pursuant to the terms of the Stock Purchase Agreement dated June 5, 2008 for the acquisition of Dose Shield Corporation (“Dose Shield”); the Company recorded $69,000 of accrued commissions which represents 50% of net revenue generated from sales of all Pharm-Assist equipment. Additionally, the Company is obligated to pay a 1.5% royalty on sales of equipment from Dose Shield's portfolio.  Total royalties related to the Dose Shield equipment were $2,100 in 2009.  John Zehner, the Company’s former Chief Operating Officer is also a former owner of Dose Shield.  Interest expense on the loan due to the former owners of Dose Shield was $43,200 during the year ended December 31, 2009.  The principal balance of the note payable related to the acquisition was $540,000 as of December 31, 2009 and was paid in full in 2010. As John Zehner resigned in 2010, these expenses are no longer considered related transactions.

The Company leases a facility in Fishers, Indiana from a Company owned by John Zehner, the Company’s Chief Operating Officer. During the year ended December 31, 2009, the Company paid approximately $56,000 to lease the facility. The operating lease is month to month.  As John Zehner resigned in 2010, this lease is no longer considered a related party transaction.

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

Two of our five current directors, Sachio Okamura and Dr. Anthony C. Nicholls meet this definition of independence.

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed to the Company for the audits and other services provided by Sassetti LLC (formerly Frank L. Sassetti & Company), its independent registered public accounting firm for the year ended December 31:

	2010	2009

Audit fees (1)	$71,340	$55,550
Audit-related fees (2)	--	--
Tax fees (3)	5,400	4,000
All other fees (4)	16,250	--

	$92,990	$59,550

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

(4) Other fees consist of review of regulatory compliance.

The Board of Directors has considered the role of Sassetti LLC in providing certain tax services to Positron and has concluded that such services are compatible with Sassetti LLC’s independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then be responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

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

Effective March 1, 2011 Frank L. Sassetti & Co. changed its form of organization and name to Sassetti LLC.

Item 15. Exhibits

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

4.7
Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2011.)

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

4.13	2007 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2011)

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

2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8(File No. 333-165724)).†

10.105
Settlement Agreement and Mutual Release with New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and AJW Partners, LLC, dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Form 8-K (File No. 000-24092))

14.1*	Code of Conduct and Ethics (filed herewith).

21 *	List of Subsidiaries

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

#	Furnished herewith

(b)	Reports on Form 8-K

There were no current reports on Form 8-K for the quarter ending December 31, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 31, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Technology Officer and Director

POSITRON CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended December 31, 2010 and 2009

FINANCIAL STATEMENTS

Sassetti LLC
Certified Public Accountants

The Board of Directors
Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Positron Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sassetti LLC
(Formerly Frank L. Sassetti & Co.)

March 31, 2011

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except share data)

ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$1,141	$165
Accounts receivable, net of allowance for doubtful accounts of $- and $16	514	74
Inventories	622	615
Due from affiliates	-	69
Prepaid expenses	28	-
Deposits – Attrius® systems	2,484	-
Total current assets	4,789	923

Property and equipment, net	251	56
Deferred rent	111	-
Other assets	22	9
Total assets	$5,173	$988

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$803	$3,200
Customer deposits	4,203	669
Notes payable	-	575
Convertible notes payable	-	1,323
Unearned revenue	253	51
Due to affiliates	-	25
Derivative liabilities for convertible debentures	-	2,104
Total current liabilities	5,259	7,947

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 6,668,444 and 6,729,421 shares outstanding	6,361	6,413
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 and 62,391 shares outstanding	19	62
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 782,727,497 and 391,023,773 shares outstanding.	7,511	3,910
Additional paid-in capital	88,126	73,568
Other comprehensive income	(143)	(125)
Receivable for exercise of warrants	(250)	-
Accumulated deficit	(102,252)	(91,329)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(86)	(6,959)
Total liabilities and stockholders’ deficit	$5,173	$988

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009

Sales	$4,623	$1,446

Costs of sales	4,564	1,319

Gross profit	59	127

Selling, general and administrative	12,131	4,608
Research and development	1,276	178
Selling and marketing	1,096	170

Total operating expenses	14,503	4,956

Loss from operations	(14,444)	(4,829)

Other income (expenses):
Interest expense	(43)	(1,416)
Derivative gains	2,104	499
Other	1,460	(3)
	3,521	(920)

Loss before income taxes	(10,923)	(5,749)

Income taxes	-	-

Net loss	$(10,923)	$(5,749)

Other comprehensive loss:
Foreign currency translation loss	(18)	(81)

Comprehensive loss	$(10,941)	$(5,830)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	713,463	239,033

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

December 31, 2008	457,599	$457	6,214,861	$6,215	100,000	$100	111,391	$29	160,240,384	$1,602

Net loss	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(1,294,582)	(1,295)	-	-	-	-	129,458,200	1,295

Issuance of common stock for cash	-	-	-	-	-	-	-	-	70,521,049	705

Issuance of common stock for services	-	-	-	-	-	-	-	-	25,474,140	255

Issuance of common stock for debt settlement	-	-	-	-	-	-	-	-	400,000	4

Stock options exercised									30,000	-

Issuance of Series B and warrants for cash	-	-	1,626,282	1,310	-	-	-	-	-	-

Issuance of Series B for services	-	-	89,860	90	-	-	-	-	-	-

Issuance of Series B for settlement of notes payable	-	-	93,000	93	-	-	-	-	-	-

Conversion of Series G to common stock and paid in capital reclassification	-	-	-	-	-	-	(49,000)	33	4,900,000	49

Change in foreign currency translation gain	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2009	457,599	$457	6,729,421	$6,413	100,000	$100	62,391	$62	391,023,773	$3,910

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net loss	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(1,345,611)	(1,337)	-	-	-	-	133,686,000	1,337

Issuance of common stock for cash	-	-	-	-	-	-	-	-	92,892,624	928

Issuance of common stock for services	-	-	-	-	-	-	-	-	53,725,000	538

Exercise of Series B options	-	-	26,190	26	-	-	-	-	-	-

Exercise of warrants			141,667	142	-		- -		- 98,581,000	670

Issuance of Series B for cash	-	-	425,000	425	-	-	-	-	-	-

Issuance of Series B for services	-	-	291,777	292	-	-	-	-	-	-

Series B issued for post-acquisiton payment	-	-	400,000	400	-	-	-	-	-	-

Issuance of common stock for note payable									8,500,000	85

Conversion of Series G to common stock	-	-	-	-	-	-	(43,191)	(43)	4,319,100	43

Receivable from warrants exercise	-	-	-	-	-	-	-	-	-	-

Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2010	457,599	$457	6,668,444	$6,361	100,000	$100	19,200	$19	782,727,497	$7,511

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009
(In thousands, except share data)
(Continued)

	Additional Paid-In Capital	Receivable for exercise of warrants	Other Comprehensive Income		Accumulated Deficit	Treasury Stock Shares	Amount	Total
		-
Balance December 31, 2008	$70,686			$(44)	$(85,580)	60,156	$(15)	$(6,550)

Net loss	-	-		-	(5,749)	-	-	(5,749)

Stock based compensation	258	-		-	-	-	-	258

Conversion of Series B to common stock	-	-		-	-	-	-	-

Issuance of common stock for cash	1,228	-		-	-	-	-	1,933

Issuance of common stock for services	1,093	-		-	-	-	-	1,348

Issuance of common stock for debt settlement	4	-		-	-	-	-	8

Stock options exercised	1	-						1

Issuance of Series B and warrants for cash	389	-		-	-	-	-	1,699

Issuance of Series B for services	-	-		-	-	-	-	90

Issuance of Series B for settlement of notes payable	(9)	-		-	-	-	-	84

Conversion of Series G to common stock and paid in capital reclassification	(82)	-		-	-	-	-	-

Change in foreign currency Translation loss	-	-		(81)	-	-	-	(81)

Balance December 31, 2009	$73,568	-	$	(125)	$(91,329)	60,156	$(15)	$(6,959)

	Additional Paid-In Capital	Receivable for exercise of warrants	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares	Amount	Total

Net loss	-	-	-	(10,923	-	-	(10,923

Stock based compensation	2,500	-	-	-	-	-	2,500

Conversion of Series B to common stock	-	-	-	-	-	-	-

Issuance of common stock for cash	3,084	-	-	-	-	-	4,012

Issuance of common stock for services	5,808	-	-	-	-	-	6,346

Exercise of Series B	(26)	-	-	-	-	-	-

Exercise of warrants	873	-	-	-	-	-	1,685

Issuance of Series B for cash	1,575	-	-	-	-	-	2,000

Issuance of Series B for services	149	-	-	-	-	-	441

Issuance of Common Stock for Note Payable	595	-					680

Series B issued for post-acquisition payment	-	-	-	-	-	-	400

Conversion of Series G to common stock	-	-	-	-	-	-	-

Receivable from warrants exercise	-	(250)	-	-	-	-	(250)

Change in foreign currency Translation loss	-	-	(18)	-	-	-	(18)

Balance December 31, 2010	$88,126	(250)	$(143)	$(102,252)	60,156	$(15)	$(86)

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010 and 2009
(In thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(10,923)	$(5,749)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative gains	(2,104)	(499)
Inventory reserve	269	-
Depreciation and amortization	43	14
Stock based compensation	2,500	258
Issuance of common stock for services	6,346	1,347
Preferred stock issued for services	441	90
Amortization of loan costs, debt discount and beneficial conversion feature	-	751
Preferred issued for post-acquisition contingent payment	400	-
Forgiveness of interest	(367)	-
Settlement of accounts payable	(986)	-
Forgiveness of accrued compensation	(103)	-
Changes in operating assets and liabilities:
Accounts receivable	(440)	175
Inventories	(276)	172
Prepaid expenses	(28)	-
Deferred rent	(111)	-
Other current assets	-	(1)
Deposits	(2,484)	-
Other assets	(13)
Accounts payable and accrued liabilities	(587)	372
Customer deposits	3,534	401
Unearned revenue	202	(676)

Net cash used in operating activities	(4,687)	(3,345)

Cash flows from investing activities:
Purchase of property and equipment	(238)	(21)

Net cash used in provided by investing activities	(238)	(21)

Cash flows from financing activities:
Payment of notes payable	(1,000)	-
Proceeds from exercise of warrants	1,435	-
Proceeds from notes payable	-	35
Payment of notes payable to related party	-	(48)
Advance from related party	(575)	-
Advance to affiliated entities	44	-
Common stock issued	4,012	1,933
Preferred stock issued	2,000	1,699
Deposit for unissued securities	-	(100)

Net cash provided by financing activities	5,916	3,519

Effect of exchange rate changes on cash and cash equivalents	(15)	5

Net increase in cash and cash equivalents	976	158

Cash and cash equivalents, beginning of year	165	7

Cash and cash equivalents, end of year	$1,141	$165

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash disclosures
Payment of convertible notes payable and accrued interest with common stock	$680	$9
Conversion of Series B Preferred Stock to common stock	$1,337	$1,295
Conversion of Series G Preferred to Common Stock	$43	$49
Warrant receivable for issuance of preferred shares	$250	$-

See notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations in 1986.  Positron Corporation operations include Molecular Imaging Devices, Automated Radiopharmaceutical Systems and Radiopharmaceuticals. The Molecular Imaging Devices portion of the business provides Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras.  The Automated Radiopharmaceutical System portion of the business offers the world’s first robotic system for the preparation and dispensing of radiopharmaceuticals that provides unit dose radiopharmaceutical agents used in molecular imaging.  The Radiopharmaceutical manufacturing protion of the business enables the Company to manufacture radiopharmaceuticals and radiochemicals at its cGMP facility. The Company’s objective is to generate revenue by offering inexpensive molecular imaging devices, disease specific software, radiopharmaceutical preparation and dispensing, and radiopharmaceutical agents for nuclear medicine primarily in the field of cardiac nuclear medicine. The Company develops and manufactures its PET scanner through its’ joint venture Neusoft Positron Medical Systems Co in Shenyang China.  The PET system named Attrius® will utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  The Company’s systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company develops and manufactures its automated radiopharmaceutiocal system at its headquarters in Fishers Indiana. This system named PosiRx™ will utilize the Company’s patented and proprietary technology for the automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx™ integrates features that increase productivity while decreasing exposure and costs. Our system provides molecular imaging departments with 24/7 unit dose accessibility, combined with the reliability of an on-site supply. Additionally, PosiRx™ assists in compliance with all current USP-797 requirements for the production of unit dose radiopharmaceuticals. Targeted markets include medical facilities, diagnostic centers and nuclear pharmay’s located throughout the world.  The Company also owns and operates a cGMP ready (current good manufacturing practices) facility in Crown Point, Indiana for the manufacturing of both radioactive and non-radioactive pharmaceutical products.

On June 5, 2006, the Company, through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”), and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada (“IS2”).  Initially, the Company and QMP held 49.9% and 50.1%, respectively, of the total outstanding capital stock of IPT.  On January 26, 2007, the Company acquired the remaining 50.1% of the capital stock of IPT from Imagin Diagnostic Centers, Inc.  In October 2008, the Company closed the IPT facility in Canada.  At December 31, 2010 and 2009, IPT continued to operate as a separate legal and accounting entity.

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Indiana corporation (“Dose Shield”). See Note 3.

Principles of Consolidation

For the years ended December 31, 2010 and 2009, the financial statements include the transactions of Positron Corporation and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated.

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

Affiliated Entities

Affiliated entities and their affiliation, as defined by FASB Codification Topic 850 are as follows:

Imagin Diagnostic Centres, Inc.  owns or controls common and /or preferred shares of the Company and its CEO is a family member of the CEO.  There were no transactions with this entity during 2010 or 2009.

Solaris Opportunity Fund owns or controls common and preferred shares of the Company and its managing member is the CEO of the Company. There were no transactions with this entity during 2010.

Imagin Molecular Corporation and its wholly-owned subsidiary Imagin Nuclear Partners had common officers and shareholders with the Company through June 3, 2010.

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems ("Neusoft"). Both the Company and the joint venture's other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft's board. The Company currently accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2010 or 2009 based on prior losses of the Company.

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

The Company outsources production of PET systems to a single contract manudfacturer, our joint venture partner.

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.
Management assesses the recoverability and establishes reserves of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished, in process and raw material inventories.

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

Impairment of Long-Lived Assets

Periodically, the Company evaluates the carrying value of its long-lived assets, by comparing the anticipated future net cash flows associated with those assets to the related net book value.  If an impairment is indicated as a result of such reviews, the Company would record the impairment based on the fair market value of the assets, using techniques such as projected future discounted cash flows or third party valuations.

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

Revenue Recognition

The Company’s revenues are currently derived from the sale of medical equipment products, maintenance contracts and service revenues.  Revenues from maintenance contracts are recognized over the term of the contract.  Service revenues are recognized upon performance of the services. The Company recognizes revenues from the sale of medical equipment products when earned.  Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company obains a signed customer acceptance after installation is complete for the sale of its Attrius® PET systems.

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

Subsequent to the adoption of the new revenue accounting principles, for multiple-element arrangements entered into on or after July 1, 2010, revenue was allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence (VSOE), then on third-party evidence of selling price (TPE) when VSOE does not exist, and then on estimated selling price (ESP) when VSOE and TPE do not exist.

Because the Company has neither VSOE nor TPE for its products, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP by considering the facts and circumstances of the product being sold.

Prior to July 1, 2010, revenues from system contracts and other nuclear imaging devices were recognized when all significant costs have been incurred and the system has been shipped to the customer and in certain cases after installation is complete.  Revenues from maintenance contracts were recognized over the term of the contract.  Service revenues were recognized upon performance of the services.

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place.  The cost of direct-response advertising is not significant.  Advertising expenses for 2010 and 2009 were $133,338 and $81,000, respectively.

Research and Development Expenses

All costs related to research and development costs are charged to expense as incurred and include salaries and benefits, supplies and  consulting expenses.

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

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and has not sold quantities that are sufficient to be operationally profitable.  The Company had an accumulated deficit of $102,252,000 and a stockholders’ deficit of $86,000 at December 31, 2010.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We expect to experience an increase in sales with the 2010 launch of  Attrius® Cardiac PET system and through sales from of radiopharmaceutical delivery systems and recurring revenue from delivery of radiopharmaceuticals. Through the Company’s joint venture with Neusoft Medical Systems, PET system material cost of goods and labor costs will be significantly lower than previous models. The Company expects that these developments will have a positive impact on the sales and service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

During 2010, the Company utilized proceeds of $7,447,000 from issuance of equity securities to fund operating activities during the year ended December 31, 2010.  The Company had cash and cash equivalents of $1,141,000 at December 31, 2010.  At the same date, the Company had accounts payable and accrued liabilities of $803,000. Working capital requirements for the upcoming year may reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Positron Pharmaceuticals – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the "Common Stock"), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 paid at the closing and the balance due on December 31, 2008, which was extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred. The Company made the final cash payment of $540,000 on May 4, 2010.  Pursuant to the terms of the acquisition the Company also issued 400,000 shares of Series B Preferred shares (which are convertible into 40,000,000 shares of common stock) during 2010, and recorded $400,000 of expense in connection with the issuance of these shares.

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

In addition, John Zehner, Dose Shield’s former principal shareholder and executive officer executed a three year employment agreement with the Registrant to serve as president of Positron Pharmaceuticals.  John Zehner resigned during 2010.

During the year ended December 31, 2009, the Company, pursuant to the terms of the Stock Purchase Agreement the Company recorded $69,000 of accrued commissions which represents 50% of net revenue generated from sales of all Pharm-Assist equipment and royalty expense  royalty on sales of equipment acquired from Dose Shield totalling $2,100.  These amounts were paid in 2010, and no further expenses were incurred by the Company pursuant to the Stock Purchase Agreement in 2010.

4.	Deposits – Attrius® systems

At December 31, 2010, the Company had $2,484,000 in purchase orders paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® systems for which the Company has sales contracts on ten Attrius® systems.

The amounts the Company pays our joint venture partner to manufacture Attrius® systems varies depending on the specifications of the machine.  We pay our joint venture partner 30% of the agreed upon price upon order placement and 70% of the agreed upon price at shipment of the Attrius® system.

Revenue from sales of of Attrius® Cardiac PET systems are recognized on a gross basis because the sale of the Attrius® product meets the various requirements identified in Topic 605-45-45, including:

1) The Company is the primarily obligor in the arrangement.  All sales agreements are between the Company and the buyer and the Company is responsible for delivery and performance of the machines.
2) The Company has full responsibility for any returned products from customers and has general inventory risk.
3) The Company has complete authority over establishing the price of the individual units of our sales agreements and has full credit risk with regards to collection.
4) All machines are installed and serviced by the Company.
5) All machines acquired from our joint venture partner are sold FOB shipping point.

5.	Inventories

Inventories at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Finished systems	$120	$120
Raw materials and service parts	379	388
Work in progress	490	205
	989	713
Less: Reserve for obsolete inventory	(367)	(98)
	$622	$615

6.	Investment in Joint Venture

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

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling  Positron Emission Tomography ("PET") technology and both parties seek to mutually benefit from each other's strengths, and intend to cooperate in the research, development and manufacturing of PET technology.  NPMS , has developed the PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices in today’s challenging economy.  The Attrius® Cardiac PET system is manufactured by NPMS and sold by the Company.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company initially represented 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system.  Initially, the Company accounted for its investment in NPMS under the equity method of accounting and shared the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company.  During 2007 the Company’s investment was written down to zero as a result of losses in NPMS.  The Company’s ownership of the JV Company was  diluted to 10% as a result of additional cash contributions by Neusoft in 2008.  The Company’s ownership in NPMS was further diltuted to 1% in 2009.  Therefore the equity method of accounting is no longer applicable.

7	Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Furniture and fixtures	$21	$5
Leasehold improvements	19	26
Computer equipment	55	20
Machinery and equipment	214	20
	309	71
Less: Accumulated depreciation	(58)	(15)
	$251	$56

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Trade accounts payable	$452	$1,734
Accrued royalties	87	235
Accrued interest	-	724
Sales taxes payable including interest and penalty	9	183
Accrued compensation	42	214
Accrued property taxes	1	37
Accrued professional fees	33	2
Other accrued expenses	179	-
Accrued commissions	-	71

Total	$803	$3,200

9.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposit at December 31, 2010 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems. As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at December 31, 2010, are $3,534,000 deposits on ten Attrius® Cardiac PET systems sales orders.  During 2010, the Company obtained fifteen (15) signed contracts for Attrius® Cardiac PET systems, of which five (5) were delivered and installed for customers during 2010 and ten (10) will be delivered when complete.

Our customer sales contracts require our customers to pay the Company 30% upon signing the contract, 60% upon notification to ship, and the remaining 10% after customer acceptance.

10.	Secured Convertible Notes Payable

Pursuant to the terms of a Securities Purchase Agreement, a Security Agreement and a Registration Rights Agreement (the “Agreements”) dated May 23, 2006, the Company agreed to issue to private investors (the “Investors”) callable secured convertible notes (the “Debentures”) in the amount of $2,000,000, with interest at the rate of 6% annually. On May 23, 2006, the Company issued the Investors Debentures in the amount of $700,000 with a maturity date of May 23, 2009.  On June 21, 2006 the Company issued Debentures in the amount of $600,000 with a maturity date of June 21, 2009.  The remaining $700,000 of Debentures were not issued.  The convertible debentures were convertible into the common stock of the Company in accordance with the Agreements.  The Company also issued to the private investors warrants to purchase 30,000,000 shares of Common Stock at an exercise price of $0.15 per share. These warrants are exercisable seven (7) years from the closing of the transaction.  At December 31, 2009, the carrying amount of these convertible debentures was $1,323,000 plus accrued interest of approximately $724,000.

On July 28, 2010, the Company entered into a Settlement Agreement and Mutual Release with the Investors whereby the Company and the Investors settled any and all claims against each other and all obligations under the Debentures were satisfied in exchange for the payment of $1,000,000 in cash and the issuance of 8,500,000 shares of Common Stock at a fair market value of $680,000 both of which were paid in July 2010. The Company recorded a $367,000 gain on settlement in connection with the Settlement Agreement and Mutual Release.  Also, upon settlement of the Debentures, the Company reduced the entire amount of the $2,104,000 derivative liability and recognized a derivative gain in other income.

11.	Stock Options and Warrants

Options

Amended and Restated 2005 Stock Incentive Plan

Positron's Board administers the Amended and Restated 2005 Stock Incentive Plan ("2005 Plan"), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2009, a total of 24,450,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 24,450,000 were fully vested. At December 31, 2010, there are no common stock options outstanding.  Effective January 2010, the 2005 Plan has been terminated, no further options will be granted.

2008 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2008 Stock Incentive Plan ("2008 Plan"), which was adopted by the Board effective July 28, 2008. The purpose of the 2008 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2008 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2008 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 6,000,000 shares of Common Stock have been authorized for issuance under the 2008 Plan.  . As of December 31, 2010, all shares had been issued under the 2008 Plan.

2009 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan ("2009 Plan"), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock have been authorized for issuance under the 2009 Plan.  As of December 31, 2010, 5,000,000 shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan ("2010 Plan"), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 50,000,000 shares of Common Stock have been authorized for issuance under the 2010 Plan.  As of December 31, 2010, 40,000,000 shares had been issued under the 2010 Plan.

A summary of common stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price

Balance at December 31, 2008	19,425,000	$0.06

Granted	7,250,000	$0.05- 0.085
Forfeited	-	-
Exercised	(30,000)	$.02

Balance at December 31, 2009	26,645,000	$0.06

Granted	-	-
Expired/forfeited	(26,645,000)	$.02-.119
Exercised	-	-

Balance at December 31, 2010	-	$-

Following is a summary of common stock options outstanding at December 31, 2010 and 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Term (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance at 12/31/2010	-	-	$-	-	$-

Balance at 12/31/2009	26,645,000	1.73	$0.06	26,645,000	$0.06

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

During the year ended December 31, 2009, the Company granted 7,250,000 common stock options to employees and consultants with exercise prices ranging between $0.05 and $0.085 per share. For the year ended December 31, 2009,  the Company recorded compensation expense of $256,926 related to common stock option grants. Fair market value using the Black-Scholes option-pricing model for the year ended December 31, 2009 was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	2.125%
Dividend yield	0
Expected volatility	327%

In January 2010 the Company granted  certain employees options to purchase 2,500,000 shares of Series B Preferred stock at an exercise price of $1.00 per share (the “Preferred Options”.) The options vest immediately and have a term of four years. Accordingly, in January 2010 the Company recorded compensation expense of $2,500,000 for the Preferred Option grants. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

Warrants

In March 2010, the Company received proceeds of $249,975 from the sale of 10,000,000 shares of common stock.  In connection with the sale of common stock, the Company issued 15,000,000  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.04-$0.05; expected volatility of 262%; and discount rate of 0.97-1.04% . The proceeds were allocated as follows:

Common stock	$111,468
Warrants	138,507
Total proceeds	$249,975

In April 2010, the Company received proceeds of $2,314,888 from the sale of 89,075,004 shares of common stock.  In connection with the sale of common stock, the Company issued 107,416,671  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.04-$0.26; expected volatility of 279%; and discount rate of 0.98-1.08% . The proceeds were allocated as follows:

Common stock	$1,090,641
Warrants	1,224,247
Total proceeds	$2,314,888

In May 2010, the Company received proceeds of $929,975 from the sale of 32,333,334 shares of common stock.  In connection with the sale of common stock, the Company issued 32,333,334  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12-$0.20; expected volatility of 285%; and discount rate of 0.81-1.00% . The proceeds were allocated as follows:

Common stock	$481,014
Warrants	448,961
Total proceeds	$929,975

During the year ended December 31, 2009, the Company issued 29,500,000 shares of common stock to unrelated investors for cash of $710,000.  In connection with certain common shares issued, the Company issued warrants to purchase four shares of Series B Preferred stock for $2, each share of Series B  is convertible into 100 shares of common stock wirh a December 31, 2010 expiration date. The warrants were valued using the Black Scholes Valuation Method. The fair value of the warrants of $39,264 has been recorded as additional paid in capital.  Additionally, in connection with certain common shares issued, the Company issued warrants to purchase 22,000,000 shares of common stock at an exercise price of $0.02 per share.  The warrants were valued using the Black Scholes Valuation Method.  The fair value of these warrants on the issue date was approximately $900,000.

During the year ended December 31, 2009, the Company issued 1,332,000 shares of Series B Preferred Stock to unrelated investors for cash of $1,449,000.  In connection with certain preferred shares issued, the Company issued 825,000 warrants to purchase shares of Series B Preferred stock at an exercise price of $2.00 per share.  Each share of Series B is convertible into 100 shares of common stock. The warrants expired in on December 31, 2010. The warrants were valued using the Black Scholes Valuation Method. The fair value of the warrants of $372,779 has been recorded as additional paid in capital.

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2008	60,587,500			$0.10
Warrants expired	(5,625,000)	$0.10-0.25		$0.05
Warrants issued with Series B Preferred stock in private placement	135,500,000	$0.02		$0.02
Balance at December 31, 2009	190,462,500			.05
Warrants exercised	(115,366,700)	0.02-0.03
Warrants expired	(41,512,467)	$0.02-0.10	$
Warrants issued with common and Series B Preferred stock in private placement	162,250,005	$0.03		$0.03
Balance at December 31, 2010	195,833,338	$0.02-0.15		$0.06

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2010 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
4,000,000	(a)	--	$0.02
1,250,000	March 2011	.25	$0.02
30,000,000	May 2013	2.4	$0.15
160,583,338	March 2012	1.25	$0.03
195,833,338

(a) Warrants expire six months after the date on which a registration statement is filed and accepted by the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant.

12.	Preferred Stock

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

At December 31, 2010, there were 457,599 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2010, 6,668,444 shares of Series B Preferred Stock were outstanding.

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

As of December 31, 2010, 19,200 shares of Series G Preferred Stock were outstanding.

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

As of December 31, 2010, 100,000 shares of Series S Convertible Preferred Stock were outstanding.

13.	Shares Issued for Services

In accordance with ASC 718 Compensation – Stock Compensation, the Company values shares issued for services by using the fair value of the shares provided for the services at the earlier of (1) the date at which a “commitment for performance” by the counterparty is reached, or (2) the date at which the counterparty’s performance is complete.

During the year ended December 31, 2010, the Company granted 53,725,000 common and 291,777 Series B preferred shares to consultants for services and recorded compensation expense of $6,346,000 and $441,000, respectively during the year ended December 31, 2010.

During the year ended December 31, 2009, the Company granted 25,474,140 common shares and 89,860 Series B preferred shares to consultants for services and recorded compensation expense of $258,000 and $90,000, respectively during the year ended December 31, 2009.

14.	Other Income

For the year ended December 31, 2010 the Company recorded other income of $1,460,000 which resulted from the forgiveness of debt and other liabilities pursuant to settlement agreements between the Company and certain debtors. The following summarizes the debt forgiven (in thousands):

Accrued interest on convertible debentures	$367
Trade accounts payable – closed Canadian operation	985
Accrued compensation – closed Canadian operation	103
Other	5
$1,460

15.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2010, the Company had domestic net operating loss (“NOL”) carryforwards for income tax purposes of approximately $40,000,000, which expire in 2011 through 2032.  Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

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

The composition of deferred tax assets and the related tax effects at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:

Domestic net operating losses	$14,517	$10,062
Stock option compensation	850	375
Accrued liabilities and reserves	169	400
	15,536	10,837
Valuation allowance	(15,536)	(10,837)

Total deferred tax assets	$--	$--

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2010		2009
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$3,714	34.0%	$1,954	34.0%
Derivative gains	715	6.5	170	3.0
Discount amortization and other	-	-	(316)	(5.5)
Change in valuation allowance	(4,429)	(40.5)	(1,808)	(31.5)
	$--	--%	$--	--%

16.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company.  Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan allows for the Company to make discretionary contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement.    The Company made no contributions in 2010 and 2009.  The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were made by the Company in 2010 or 2009.

17.	Related Party Transactions

Due from affiliates at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
IMGM	$-	$64
NPMS	-	5
Total	$-	$69

The receivables from IMGM and MPMS were written off in 2010 as they were deemed uncollectible.

During the year ended December 31, 2010, the Company paid $200,000 of consulting fees to a related party entity.

During the year ended December 31, 2010, the Company recognized cost of revenues of $3,184,282 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture and recorded deposits totaling $2,484,000 from Neusoft.

In October 2009, the Company purchased a used machine from IMGM in the amount of $245,000.  The Company incurred additional direct shipping and refurbishment expenses of approximately $33,000 and sold the machine to an unrelated party for $350,000.

During 2010, the Company entered into a four year operating lease with a Company owned by a Company executive for additional administrative offices in Westmont, Illinois.  During 2010, the Company paid $136,060 of costs in connection with this lease (consisting of $50,000 cash payment to the related party and $86,060 of build-out expenses all of which are being amortized over the four year lease term at $2,835/month. Additionally, the Company shall be responsible for maintenance, operating expenses and property taxes.  No further rent payments are required under the lease agreement by the Company.

In December 2009, the Company issued 53,000 and 40,000 shares of Series B Preferred shares to Solaris Opportunity Fund and Solaris Management Fund, respectively, as settlement of  notes payable of approximately $93,000.

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees and its Board of Directors.  The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s Board of Directors.

18.	Commitments and Contingencies

Lease Agreements

We have operating leases for various offices and operating facilities in the United States.  Rent expense was $97,397 and $43,057 for the years ended December 31, 2010 and 2009, respectively.  Future minimum rental commitments under noncancellable facilities operating leases in place are as follows as of December 31, 2010:

Year Ending December 31,
2011	$124,725
2012	116,400
2013	105,500
2014	96,000
2015 and Thereafter	72,000
Total	$514,625

19.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2010	2009
Numerator:
Basic and diluted net loss:	$(10,923)	$(5,749)
Denominator:
Denominator for basic earnings per share-weighted average shares	713,463	239,033
Effect of dilutive securities
Convertible Preferred Stock	--	--
Stock Warrants	--	--
Stock Options	--	--
Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	713,463	239,033

Basic and diluted loss per common share	$(0.02)	$(0.02)

All common stock equivalents in the years ended December 31, 2010 and 2009 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	2010	2009
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	666,844	672,942
Convertible Series G Preferred Stock	1,920	6,239
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	206,083	190,462
Stock Options	-	26,645

20.	Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net sales	$467	$934	$1,013	$2,209

Gross profit (loss)	284	15	(113)	(127)

Net income (loss)	(3,265)	(6,393)	294	(1,559)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average basic and diluted shares	410,371	579,529	755,595	780,522

	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$367	$334	$188	$557

Gross profit (loss)	128	135	(121)	(15)

Net loss	(746)	(929)	(1,189)	(2,885)

Net earnings (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average basic and diluted shares	170,733	199,909	225,838	357,608

21.	Segments

The Company is made up of two segments based on its proprietary technologies – medical devices (including PET imaging devices and dose delivery systems) and radiopharmaceutical products.  Our radiopharmaceutical products are currently in the very early stage of development.  The radiopharmaceutical products segment did not meet the quantitative thresholds necessary to report the operating segments separately during the year ended December 31, 2010.