Form 10-K/A
period 2009-12-31
POSITRON CORP
filed 2011-05-06
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note: We originally filed our Annual Report on Form 10-K for the year ended on April 15, 2010.  The purpose of this Amendment on Form 10-K/A is to revise _______________ certain other items therein.

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

Results of Operations

Consolidated results of operations for the year ending December 31, 2009 and 2008 include Positron and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”).

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

Current liabilities at December 31, 2009 were $7,947,000 compared to $7,254,000 at December 31, 2008.  Accounts payable and accrued liabilities were $3,200,000and $2,687,000 at December 31, 2009 and 2008, respectively.  This increase is due in large part to a significant increase in accrued interest related to the NIR debentures (see “Other Income”). At December 31, 2009, current liabilities also included $1,358,000 of convertible debentures which were due in May and June 2009 and are currently in default, related derivative liabilities of $2,104,000, and $540,000 of notes payable related to the acquisition of Dose Shield.

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

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards(b)	Nonequity incentive plan compensation	All Other Compensation	Total

Patrick G. Rooney, Chairman and	2009	$100,000	—	—	—	—	—	$100,000
Chief Executive Officer	2008	$100,000	—	—	—	—	—	$100,000

Joseph G. Oliverio, Director	2009	$150,000	—	—	—	—	—	$150,000
and President	2008	$150,000	—	—	—	—	—	$150,000

Corey N. Conn, Director	2009	$100,000	—	—	—	—	—	$100,000
and Chief Financial Officer	2008	$100,000	—	—	—	—	—	$100,000

Timothy M. Gabel	2009	$100,000	—	—	—	—	—	$100,000
Vice President of Operations	2008	$100,000	—	—	—	—	—	$100,000

John Zehner	2009	$100,000	—	—	—	—	—	$100,000
Executive Vice President	2008	$58,333	—	—	—	—	—	$58,333

Scott Stiffler	2009	$100,000	—	—	$11,998	—	—	$111,998
Director of Quality and Regulatory Affairs	2008	$16,667	—	—	—	—	—	$16,667

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	7,500,000	—	$0.05	12/27/10	—	—	—	—

Sachio Okamura	25,000	—	$0.010	1/1/13	—	—	—	—
	25,000	—	$0.034	1/1/14	—	—	—	—
	25,000	—	$0.102	1/1/15	—	—	—	—
	500,000	—	$0.060	12/27/10	—	—	—	—

Patrick Rooney	25,000	—	$0.119	7/26/14	—	—	—	—
	25,000	—	$0.102	1/3/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.08	8/1/16	—	—	—	—

Dr. Anthony C. Nicholls	25,000	—	$0.043	8/25/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.119	7/26/14	—	—	—	—

Corey Conn	4,000,000	—	$0.06	12/27/10	—	—	—	—

Timothy Gabel	1,500,000	—	$0.06	12/27/10	—	—	—	—

Scott Stiffler	150,000	—	$0.05	[___]	—	—	—	—

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1 column)

All Equity Compensation Plans Approved by Security Holders	26,645,000	$0.06	16,900,000	(1)

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

Security Ownership of Directors, Director Nominees and Executive Officers

TiTitle of Class	Name of Beneficial Owner	Beneficial Ownership (aa) (cc)		Percent of Class (bb)
Common	Joseph G. Oliverio	7,500,000	(cc )	1.8%
Common	Sachio Okamura	575,000	(dd)	*
Common	Patrick G. Rooney	5,075,000	(ee)	1.2%
Common	Dr. Anthony C. Nicholls	550,000	(ff)	*
Common	Corey N. Conn	4,000,000	(gg)	1.0%
Common	Timothy M. Gabel	1,500,000	(hh)	*
Common	Scott Stiffler	150,000	(ii)	*
Common	John Zehner	26,666,667	(jj)	6.8%
Common	All Directors and Executive Officers as a Group	46,016,667		11.8%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 391,023,773 shares of Common Stock outstanding as of March 31, 2010 plus stock options that are or will become exercisable within 60 days of March 31, 2010.

(cc)	Includes 7,500,000 shares that may be acquired by Mr. Oliverio pursuant to stock options that are or will become exercisable within 60 days of March 31, 2010.

(dd)	Includes 575,000 shares that may be acquired by Mr. Okamura pursuant to stock options that are or will become exercisable within 60 days of March 31, 2010.

(ee)
Includes 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.   Does not include 1,119,574,140 shares of common stock held by or convertible to by Solaris Opportunity Fund L.P., over which Mr. Rooney holds voting and dispositive power.

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

The amounts due from Imagin Molecular in 2009 were for advances paid by Positron Corp for certain routine monthly expenses to keep the medical device at Beth Israel hospital operating. These amounts were charged against the bad debt reserve during the year ended December 31, 2010 due to the fact that the Company deemed them uncollectible.  The amounts due from  the joint venture Neusoft Positron Medical Systems ("NPMS") were for inventory parts that were purchased by NPMS for work on other machines that they had in their possession.  This receivable was "netted" against the payable due from Positron to NPMS for payment on an Attrius machine during the year ended December 31, 2010.

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

	Fiscal 2009	Fiscal 2008

Audit fees (1)	$55,550	$57,942
Audit-related fees	—	20,386
Tax fees	4,000	4,150
All other fees	—	—

	$59,550	$82,478

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

10.52
Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.53
Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.54
Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.55
Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.56
Warrant Purchase Agreement by and among Positron Corporation, Carlos Sao Paulo, Sofia Salema Garcao, Maria Madalena Pimental and Josй Maria Salema Garзгo dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 12, 2005)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 5, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Signature	Title	Date
/s/ Patrick G. Rooney	Chief Executive Officer and Chairman of the Board	May 5, 2011
Patrick G. Rooney.	(principal executive officer)

/s/ Corey N. Conn	Chief Financial Officer	May 5, 2011
Corey N. Conn	(principal financial officer)

/s/ Joseph G. Oliverio
Joseph G. Oliverio	Chief Technology Officer and Director	May 5, 2011
r and Director

/s/ Dr. Anthony C. Nicholls	Director	May 5, 2011
Dr. Anthony C. Nicholls

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

/s/ Frank L. Sassetti & Co.

April 15, 2010
Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$165	$7
Accounts receivable, net of allowance for doubtful accounts of $16 and $40	74	230
Inventories	615	755
Due from affiliates	69	40
Prepaid expenses	—	1
Total current assets	923	1,033

Property and equipment, net	56	28
Other assets	9	43
Total assets	$988	$1,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$3,200	$2,687
Customer deposits	669	253
Notes payable	575	540
Convertible notes payable, less discount of $0 and $608	1,323	599
Unearned revenue	51	728
Due to affiliates	25	133
Derivative liabilities for convertible debentures	2,104	2,314
Total current liabilities	7,947	7,254
Convertible notes payable, less discount of $105 in 2008	—	11
Deposits for unissued preferred stock	—	100
Derivative liabilities for convertible debentures, net of current portion	—	289
Total liabilities	7,947	7,654

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 and 464,319 shares issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 6,729,421 and 5,926,111 shares outstanding	6,413	6,215
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 62,391 and 111,391 shares outstanding	62	29
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 391,023,773 and 160,240,384 shares outstanding.	3,910	1,602
Additional paid-in capital	73,568	70,686
Other comprehensive income	(125)	(44)
Accumulated deficit	(91,329)	(85,580)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(6,959)	(6,550)
Total liabilities and stockholders’ deficit	$988	$1,104

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2009 and 2008
(In thousands, except per share data)

	2009	2008

Sales	$1,446	$2,126

Costs of sales	1,319	2,939

Gross profit (loss)	127	(813)

Selling, general and administrative	4,778	3,222
Research and development	178	1,027
Impairment of intangible asset	—	3,265

Total operating expenses	4,956	7,514

Loss from operations	(4,829)	(8,327)

Other income (expenses):
Interest expense	(1,416)	(687)
Equity in losses of unconsolidated subsidiaries	—	—
Derivative gains	499	63
Other	(3)	(24)
	(920)	(648)

Loss before income taxes	(5,749)	(8,975)

Income taxes	—	—

Net loss	$(5,749)	$(8,975)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(81)	(38)

Comprehensive loss	$(5,830)	$(8,937)

Basic and diluted loss per common share	$(0.02)	$(0.07)

Basic and diluted weighted average shares outstanding	239,033	134,556

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2009 and 2008
(In thousands, except share data)

	Series A		Series B		Series S		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

December 31, 2007	464,319	$464	5,926,111	$5,926	—	—	111,391	$29	102,555,302	$1,026

Net loss	—	—	—	—	—	—	—	—	—	—

Stock based compensation	—	—	—	—	—	—	—	—	—	—

Conversion of debentures to common stock	—	—	—	—	—	—	—	—	1,372,052	13

Issuance of common stock for cash	—	—	—	—	—	—	—	—	1,000,000	10

Issuance of common stock for services	—	—	—	—	—	—	—	—	14,000,000	140

Issuance of common stock for debt settlement	—	—	—	—	—	—	—	—	1,296,108	13

Issuance of common stock for partial purchase price for acquisition	—	—	—	—	—	—	—	—	40,000,000	400
Conversion of Series A into common stock	(6,720	(7)	—	—	—	—	—	—	16,922	—

Issuance of Series B preferred in private placement	—	—	288,750	289	—	—	—	—	—	—

Issuance of Series S for settlement of note payable	—	—	—	—	100,000	100	—	—	—	—

Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—

December 31, 2008	457,599	$457	6,214,861	$6,215	100,000	$100	111,391	$29	160,240,384	$1,602

Net loss	—	—	—	—	—	—	—	—	—	—

Stock based compensation	—	—	—	—	—	—	—	—	—	—

Conversion of Series B to common stock	—	—	(1,294,582)	(1,295)	—	—	—	—	129,458,200	1,295

Issuance of common stock for cash	—	—	—	—	—	—	—	—	70,521,049	705

Issuance of common stock for services	—	—	—	—	—	—	—	—	25,474,140	255

Issuance of common stock for debt settlement	—	—	—	—	—	—	—	—	400,000	4

Stock options exercised	30,000	—

Issuance of Series B and warrants for cash	—	—	1,626,282	1,310	—	—	—	—	—	—

Issuance of Series B for services	—	—	89,860	90	—	—	—	—	—	—

Issuance of Series B for settlement of notes payable	—	—	93,000	93	—	—	—	—	—	—

Conversion of Series G to common stock and paid in capital reclassification	—	—	—	—	—	—	(49,000)	33	4,900,000	49

Change in foreign currency translation gain	—	—	—	—	—	—	—	—	—	—

Balance December 31, 2009	457,599	$457	6,729,421	$6,413	100,000	$100	62,391	$62	391,023,773	$3,910

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2009 and 2008
(In thousands, except share data)
(Continued)

				Treasury Stock
	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Shares	Amount	Total

Balance December 31, 2007	$64,314	$(82)	$(76,605)	60,156	$(15)	$(4,943)

Net loss	—	—	(8,975)	—	—	(8,975)

Stock based compensation	3	—	—	—	—	3

Conversion of debentures to common stock	(3)	—	—	—	—	10

Issuance of common stock for cash	40	—	—	—	—	50

Issuance of common stock for services	520	—	—	—	—	660

Issuance of common stock for debt settlement	75	—	—	—	—	88

Issuance of common stock for partial purchase price of acquisition	1,600	—	—	—	—	2,000

Conversion of Series A preferred into common stock	7	—	—	—	—	—

Issuance of Series B preferred in private placement	826	—	—	—	—	1,115

Issuance of Series S preferred for settlement of notes payable	3,304	—	—	—	—	3,404

Change in foreign currency Translation gain	—	38	—	—	—	38

Balance December 31, 2008	$70,686	$(44)	$(85,580)	60,156	$(15)	$(6,550)

Net loss	—	—	(5,749)	—	—	(7,748)

Stock based compensation	258	—	—	—	—	258

Conversion of Series B to common stock	—	—	—	—	—	—

Issuance of common stock for cash	1,228	—	—	—	—	1,933

Issuance of common stock for services	1,093	—	—	—	—	1,348

Issuance of common stock for debt settlement	4	—	—	—	—	8

Stock options exercised	1	1

Issuance of Series B and warrants for cash	389	—	—	—	—	1,699

Issuance of Series B for services	—	—	—	—	—	90

Issuance of Series B for settlement of notes payable	(9)	—	—	—	—	84

Conversion of Series G to common stock and paid in capital reclassification	(82)	—	—	—	—	—

Change in foreign currency Translation gain	—	(81)	—	—	—	(81)

Balance December 31, 2009	$73,568	$(125)	$(91,329)	60,156	$(15)	$(6,959)

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008
(In thousands)

	2009	2008

Cash flows from operating activities:
Net loss	$(5,749)	$(8,975)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative (gains) losses	(499)	(63)
Compensation related to issuance of options	258	3
Depreciation and amortization	14	52
Loss on disposal of assets	—	24
Issuance of common stock for services	1,347	660
Preferred stock issued for services	90	—
Amortization of loan costs, debt discount and beneficial conversion feature	751	600
Impairment of intangible asset	—	3,265
Preferred stock issued for interest	—	68
Changes in operating assets and liabilities:
Accounts receivable	175	(20)
Inventories	172	588
Prepaid expenses	—	93
Other current assets	(1)	29
Accounts payable and accrued liabilities	372	516
Customer deposits	401	(99)
Unearned revenue	(676)	(148)

Net cash used in operating activities	(3,345)	(3,407)

Cash flows from investing activities:
Proceeds from notes payable to affiliated entities	—	835
Partial payment of purchase price of acquisition, net of cash received	—	(60)
Purchase of property and equipment	(21)	(13)

Net cash (used in) provided by investing activities	(21)	762

Cash flows from financing activities:
Payment of notes payable	—	(41)
Proceeds from related party advances	—	1,288
Proceeds from notes payable	35	—
Payment of notes payable to related party	(48)	—
Repayment of advances made to affiliated entities	—	296
Capital lease obligation	—	(18)
Common stock issued	1,933	50
Preferred stock issued	1,699	1,115
Deposit for unissued securities	(100)	(275)

Net cash provided by financing activities	3,519	2,415

Effect of exchange rate changes on cash and cash equivalents	5	45

Net (decrease) increase in cash and cash equivalents	158	(185)

Cash and cash equivalents, beginning of year	7	192

Cash and cash equivalents, end of year	$165	$7

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash disclosures
Issuance of common stock to satisfy debt obligation	$9	$88
Fair market value of warrants issued with Series B Preferred shares recorded as an increase to paid in capital for value of warrants	$412	$493
Convertible debenture discount with corresponding increase to derivative liabilities for beneficial conversion feature	$—	$285
Series S Preferred Stock exchanged for retirement of notes payable and accrued interest due to related parties	$—	$3,404
Conversion of Series A Preferred Stock to common stock	$—	$7
Conversion of Series B Preferred Stock to common stock	$1,295	$—
Conversion of debentures to common stock	$—	$51
Conversion of accrued interest to convertible notes payable	$—	$116
Common stock issued for acquisition of Dose Shield	$—	$2,000
Debt recorded for acquisition of Dose Shield	$—	$540
Conversion of Series G Preferred to Common Stock	$49	$—

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

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, “ Fair Value Measurements and Disclosure—Overall.”  The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

7.	Property and Equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Furniture and fixtures	$5	$8
Leasehold improvements	26	—
Computer equipment	20	33
Machinery and equipment	20	—
	71	41
Less: Accumulated depreciation	(15)	(13)
	$56	$28

8.	Other Assets

Other assets at December 31, 2009 and 2008 consisted of the following (in thousands):

	2008	2007
Intangible assets	$6	$12
Deferred loan costs	—	31
Other	3	—
Total	$9	$43

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Trade accounts payable	$1,734	$1,966
Accrued royalties	235	247
Accrued interest	724	103
Sales taxes payable including interest and penalty	183	107
Accrued compensation	214	175
Accrued property taxes	37	36
Accrued professional fees	2	31
Accrued warranty costs	—	22
Accrued commissions	71	—

Total	$3,200	$2,687

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

A summary of stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price
Balance at December 31, 2007	19,425,000	$0.06

Granted	—	—
Forfeited	—	—
Exercised	—	—

Balance at December 31, 2008	19,425,000	$0.06

Granted	7,250,000	$0.05- 0.085
Forfeited	—	—
Exercised	(30,000)	$0.02

Balance at December 31, 2009	26,645,000	$0.06

Following is a summary of stock options outstanding at December 31, 2009 and 2008.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Term (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.05	7,500,000	1.00	$0.05	7,500,000	$0.05
$0.06	11,500,000	1.00	$0.06	11,500,000	$0.06
$0.11	25,000	1.25	$0.11	25,000	$0.11
$0.08	25,000	2.00	$0.08	25,000	$0.08
$0.01	25,000	3.00	$0.01	25,000	$0.01
$0.05	20,000	3.33	$0.05	20,000	$0.05
$0.03	25,000	4.00	$0.03	25,000	$0.03
$0.02	175,000	4.42	$0.02	175,000	$0.02
$0.04 - $0.12	100,000	5.06	$0.09	100,000	$0.09
$0.05-$0.085	7,250,000	4.42	$0.02	7,250,000	$0.02

Balance at 12/31/2009	26,645,000		$0.06	26,645,000	$0.06

Balance at 12/31/2008	19,425,000		$0.06	19,425,000	$0.06

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

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2007	57,624,100		$0.11
Warrants expired in 2008	(11,474,100)	$0.10-0.25	$0.12
Warrants issued with Series B Preferred stock in private placement	14,437,500	$0.10	$0.10

Balance at December 31, 2008	60,587,500		$0.10
Warrants expired in 2009	(5,625,000)	$0.10-$0.25	$0.05
Warrants issued with common and Series B Preferred stock in private placement	135,500,000	$0.02	$0.02
Balance at December 31, 2009	190,462,500		$0.05

All outstanding warrants are currently exercisable.  A summary of outstanding stock warrants at December 31, 2009 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
3,825,000	(a)	—	$0.02
8,575,000	May 2010	.4	$0.02
30,000,000	May 2013	3.4	$0.15
6,250,000	March 2010	.25	$0.10
6,312,500	October 2010	.75	$0.10
135,500,000	December 2010	1.0	$0.02
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

The composition of deferred tax assets and the related tax effects at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating losses:
Domestic	$10,062	$8,595
Foreign	—	—
Stock option compensation	375	287
Accrued liabilities and reserves	400	147
	10,837	9,029
Valuation allowance	(10,837)	(9,029)

Total deferred tax assets	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2009		2008
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$1,954	34.0%	$3,052	34.0%
Goodwill impairment – not deductible for tax purposes	—	—	(1,110)	(12.4)
Derivative Gains	170	3.0	21	.2
Foreign NOL’s forfeited (1)	—	—	(739)	(8.2)
Discount amortization and other	(316)	(5.5)	(125)	(1.4)
Change in valuation allowance	(1,808)	(31.5)	(1,099)	(12.2)
	$—	—%	$—	—%

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

18.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2009	2008
Numerator:
Basic and diluted net loss:	$(5,749)	$(8,975)
Denominator:
Denominator for basic earnings per share-weighted average shares	239,033	134,556
Effect of dilutive securities
Convertible Preferred Stock	—	—
Stock Warrants	—	—
Stock Options	—	—
Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	239,033	134,556

Basic and diluted loss per common share	$(0.02)	$(0.07)

All common stock equivalents in the years ended December 31, 2009 and 2008 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	2009	2008
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	672,942	621,486
Convertible Series G Preferred Stock	6,239	11,139
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	190,462	60,588
Stock Options	26,645	19,425
	1,896,745	1,713,095

19.	Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$367	$334	$188	$557

Gross profit (loss)	128	135	(121)	(15)

Net loss	(746)	(929)	(1,189)	(2,885)

Net loss per share – basic and diluted	$(0.004)	$(0.005)	$(0.005)	$(0.008)

Weighted average basic and diluted shares	170,733	199,909	225,838	357,608

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$426	$767	$384	$549

Gross profit (loss)	(122)	221	(4)	(908)

Net loss	(1,099)	(2,017)	(265)	(5,594)

Net earnings (loss) per share – basic and diluted	$(0.010)	$(0.017)	$(0.001)	$(0.03)

Weighted average basic and diluted shares	106,428	116,076	156,240	158,974