Form 10-Q
period 2011-03-31
POSITRON CORP
filed 2011-05-16
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2011

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (317) 576-0183

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See the definition of “large accelerated filer, accelerated filer and smaller reporting company " in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	784,727,497

POSITRON CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$473	$1,141
Accounts receivable	900	514
Inventories	710	622
Prepaid expenses	37	28
Deposits – Attrius® PET systems	1,618	2,484
Total current assets	3,738	4,789

Property and equipment, net	234	251
Deferred rent	102	111
Other assets	20	22
Total assets	$4,094	$5,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$834	$803
Customer deposits	3,022	4,203
Unearned revenue	472	253
Total current liabilities	4,328	5,259

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 6,906,444 and 6,668,444 shares outstanding	6,599	6,361
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 and 19,200 shares outstanding	19	19
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 784,727,497 and 782,727,497 shares outstanding.	7,531	7,511
Additional paid-in capital	88,255	88,126
Other comprehensive income	(143)	(143)
Receivable for exercise of warrants	(50)	(250)
Accumulated deficit	(102,987)	(102,252)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(234)	(86)
Total liabilities and stockholders’ deficit	$4,094	$5,173

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For The Three Months Ended
	March 31, 2011	March 31, 2010

Revenues:	$2,871	$467

Costs of revenues:	2,443	183

Gross profit	428	284

Operating expenses:
Research and development	334	121
Selling and marketing	323	210
General and administrative	506	3,099

Total operating expenses	1,163	3,430

Loss from operations	(735)	(3,146)

Other income (expense)
Interest expense	-	(119)

Loss before income taxes	(735)	(3,265)

Income taxes	-	-

Net loss	$(735)	$(3,265)

Other comprehensive income foreign currency translation gain (loss)	-	(78)

Comprehensive loss	$(735)	$(3,343)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	784,327	410,371

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(735)	$(3,265)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19	5
Stock based compensation	-	2,500
Common stock issued for services	-	25
Preferred stock issued for services	12	253
Deferred rent	9	-
Changes in operating assets and liabilities:
Accounts receivable	(386)	(488)
Inventory	(88)	(75)
Prepaid expenses	(9)	(16)
Deposits	866	-
Other assets	2	-
Accounts payable and accrued liabilities	31	24
Customer deposits	(1,181)	396
Unearned revenue	219	485

Net cash used in operating activities	(1,241)	(156)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(67)

Net cash used in investing activities	(2)	(67)

Cash flows from financing activities:
Proceeds from exercise of warrants	575	-
Deposit for unissued securities	-	260
Repayments of advances to affiliated entities	-	9
Advance to affiliated entities	-	(1)

Net cash provided by financing activities	575	268

Net increase (decrease) in cash and cash equivalents	(668)	45

Cash and cash equivalents, beginning of period	1,141	165

Cash and cash equivalents, end of period	$473	$210

Supplemental cash flow information:
Interest paid	$-	$43
Income taxes paid	-	-

Non-cash disclosures
Conversion of Series B Preferred Stock to common stock	$20	$637
Conversion of Series G Preferred Stock to common stock	$-	$4

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2010, as reported in the Form 10-K, have been omitted.

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

For a summary of significant accounting policies (which have not changed from December 31, 2010), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and unearned revenue, approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development and sustained substantial losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $102,987,000 and a stockholders’ deficit of $234,000 at March 31, 2011. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience a significant increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radiopharmaceuticals through its  automated radiopharmaceutical system and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company had cash and cash equivalents of $473,000 at March 31, 2011. At the same date, the Company had accounts payable and accrued current and contingent liabilities of $834,000 at March 31, 2011. Working capital requirements for the upcoming year may reach beyond our current cash balances. As the Company executes its plans for expansion, it may increase sales and services to meet business operations however it may also continue to raise funds as required through equity and debt financing to sustain business operations if necessary. The Company expects to achieve sufficient revenues or raise sufficient funds to sustain business operations; however, no assurance can be given.

4.	Deposits - Attrius® PET systems

At March 31, 2011, the Company had $1,618,000 in purchase orders paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® PET systems for which the Company has sales contracts on six Attrius® PET systems.

Revenue from sales of Attrius® PET systems is recognized on a gross basis because the sale of the Attrius® product meets the various requirements identified in Topic 605-45-45, including:

1) The Company is the primary obligor in the arrangement.  All sales agreements are between the Company and the buyer and the Company is responsible for delivery and performance of the machines.
2) The Company has full responsibility for any returned products from customers and has general inventory risk.
3) The Company has complete authority over establishing the price of the individual units of our sales agreements and has full credit risk with regards to collection.
4) All machines are installed and serviced by the Company.
5) All machines acquired from its joint venture partner are sold FOB shipping point.

5.	Inventories

Inventories consisted of the following (in thousands) as of:

	March 31, 2011	December 31, 2010
Finished systems	$150	$120
Raw materials and service parts	271	379
Work in progress	656	490
	1,077	989
Less: Reserve for obsolete inventory	(367)	(367)
Total	$710	$622

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of March 31, 2011 and December 31, 2010.

6.	Property and equipment

Property and equipment consisted of the following (in thousands) as of:

	March 31, 2011	December 31, 2010
Furniture and fixtures	$21	$21
Leasehold improvements	19	19
Computer equipment	57	55
Machinery and equipment	214	214
	311	309
Less: Accumulated depreciation	(77)	(58)
	$234	251

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposit at March 31, 2011 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at March 31, 2011 are $2,353,000 deposits on six Attrius® PET systems sales orders and two used machines.

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2011 and 2010, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (In Thousands, except per share data).

	Three Months Ended
	March 31, 2011	March 31, 2010
Basic and diluted loss	$(735)	$(3,265)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	784,327	410,371

Basic and diluted loss per common share	$(0.00)	$(0.01)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation:

	March 31, 2011	March 31, 2010
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	690,644	634,599
Convertible Series G Preferred Stock	19,200	5,829
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	193,283	190,642
Common Stock Options	-	26,645
Series B Preferred Stock Options	250,000	250,000

9.	Stockholders’ Deficit

2011
During the three months ended March 31, 2011, investors exercised warrants on preferred stock for which the Company received $325,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.  In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock, which were exercised at December 31, 2010, and recorded as receivable from warrants exercise at December 31, 2010.

On February 15, 2011, the Company issued 3,000 shares of Series B preferred stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.04 per share. The Company recorded consulting fee expense of $12,000 for the issuance of the shares.

2010
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

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

11.	Related Party Transactions

During the three months ended March 31, 2011, the Company recognized cost of revenues of approximately $1,888,000 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture.  At March 31, 2011, the Company has recorded deposits totaling $1,618,000 to Neusoft. At March 31, 2011, the Company also has $206,000 receivable from Neusoft for certain excess freight charges owed.

12.	Segment Disclosures

We have aggregated our operations into two reportable segments based upon product lines, manufacturing processes, marketing and management of our businesses: medical equipment and radiopharmaceuticals.  Our business segments operate in the nuclear medicine industry. The Company’s medical equipment segment is currently generating all revenues and the majority of all expenses as the radiopharmaceuticals segment is still in the development phase.

We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Corporate assets consist primarily of cash but also include  plant and equipment associated with our headquarters. These items (and income and expenses related to these items) are not allocated to the segments. Unallocated income/expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income and certain expenses which are not considered related to either segment, but are instead considered general corporate expenses.

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Total sales:
Medical equipment	$2,871	$467
Radiopharmaceuticals	-	-
Total sales	$2,871	$467

Operating loss:
Medical equipment	$(624)	$(3,100)
Radiopharmaceuticals	(74)	-
Unallocated	(37)	(46)
Total operating loss	$(735)	$(3,146)

Total assets:	March 31, 2011	December 31, 2010
Medical equipment	$3,559	$3,966
Radiopharmaceuticals	27	28
Unallocated	508	1,179
Total assets	$4,094	$5,173

13.	Subsequent Events

On April 26, 2011, the Company issued convertible debentures (“Debenture”) to two unaffiliated investors in the original, principal amount of $1,300,000 (the “Principal Amount)” with a maturity date of December 31, 2012. Interest accrues at the rate of eight percent per annum and is payable quarterly, in cash. The holder of the Debenture is entitled, at its option, to convert, at any time after the initial issuance of the Debenture, a portion of the Principal Amount of, with accrued and unpaid interest, up to an aggregate of $200,000 per month, into shares of the Company’s Common Stock at a discount. In addition, the holder of the Debenture received warrants to purchase 6,500,000 shares of the Company’s common stock, at the exercise price of $0.03 per share and expiring on December 31, 2013.

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

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished

Overview

Positron Corporation (the “Company” or “Positron”) is in the field of Nuclear Medicine. Positron is a molecular imaging company focused on nuclearcardiology. Positron provides unique solutions and services for the nuclear cardiology community through the production and distribution of Positron Emission Tomography (“PET”) and Single-Photon Emission Computed Tomography (“SPECT”) molecular imaging devices, dispensing devices and radiopharmaceutical products. Positron’s proprietary product lines and services include; the Attrius®, a state of the art dedicated PET imaging system optimized for cardiac imaging; PosiStar™, customer care plan that provides expert clinical and technical support, administrative training and service support; PosiRx™, an automated radiopharmaceutical system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging; and the Tech-Assist™, a PET infusion and shielding system.

General

Attrius® PET System

Positron has experienced a significant increase in sales with the introduction of the Attrius® PET imaging system. Positron’s Attrius® was developed as a high quality, less expensive, molecular imaging devices that will accommodate the growth in molecular imaging and specifically the need by nuclear cardiologists.  The Attrius® is the only dedicated PET imaging system on the market. The Attrius® received Food and Drug Administration 510K approval in April 2009 and has been marketed in the U.S. since March 2010. The Company believes that the future of nuclear cardiology is PET and that there is an opportunity for Positron to capture significant market share with an efficient and economical dedicated PET imaging system optimized for cardiac imaging.

Positron’s Attrius® provides superior image quality to other  more expensive and less efficient imaging systems which presently are only PET/CT systems that are currently offered. A significant advantage to Positron’s technology  is its proprietary patient management software which improves physician interpretation and patient care, a critical performance component to Positron’s Attrius® PET system.

In addition to technological advantages, Positron’s Customer Care Plan - PosiStar™ - provides expert clinical support for physicians, technical support for nuclear technicians, administrative training for practice management and service support that guarantees uptime and top performance of the Attrius®. This customer care provides key support and guidance for the physician and practice as well as the performance of the system. We believe that the growth in the industry and Positron will greatly be enhanced through better customer education, understanding and experience with cardiac PET.

Positron obtained 15 sales contracts for Attrius® systems and installed 5 in 2010, and 4 systems during the three months ended March 31, 2011. Attrius® systems are sold with PosiStar™, Customer Care Plans.

PosiRx™

PosiRx™ is a radiopharmaceutical system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx™ integrates features that increase productivity while decreasing exposure and costs. Our system provides molecular imaging departments with 24/7 unit dose accessibility, combined with the reliability of an on-site supply. Additionally, PosiRx™ assists in compliance with all current USP-797 requirements for the production of unit dose radiopharmaceuticals.

Currently cardiac drugs for SPECT imaging agents are prepared at centralized radiopharmacies. Positron’s PosiRx™ system enables for the placing of a “virtual nuclear pharmacy” into physicians’ office, nuclear pharmacies, hospital cardiology departments the ability and ease of use to produce a unit dose automatically with the reliability and control of an “in-house” supply and the necessary tools to comply with USP 797 regulations.

The PosiRx™ was developed as the first system of its kind to offer a complete and comprehensive automated solution for the preparation and dispensing of radiopharmaceuticals.

The PosiRx™ system was introduced in March of 2011 to the American Pharmacist Association Annual Meeting & Exposition and in April 2011 at the American College of Cardiology Annual Conference. The Company has a co-development agreement to develop and custom manufacture automated nuclear pharmacy equipment that functions with Covidien radiopharmaceutical products. The PosiRx™ system has successfully completed testing of key criteria required for validation at the New Mexico Center for Isotopes in Medicine at the University of New Mexico.

RADIOPHARMACEUTICAL MANUFACTURING

Positron has the capacity to manufacture both radioactive and non-radioactive pharmaceutical products and devices at its manufacturing and research and development facility in Crown Point, Indiana. While the Company intends to focus on unique, small batch, radioactive products, the facility also allows for the production of products requiring 510k’s, aNDA’s, NDA’s and IND’s, as well as, certified compounding products for pharmacy use. This facility is a research and development foundation for Positron’s further expansion into the radiopharmaceutical manufacturing market, a key strategy for the Positron’s business objectives.

Positron expects initial revenue from the sale of indium 111In Oxyquinoline (Indium Oxine), an approved generic radiopharmaceutical widely used for the radio-labeling of blood cells. Positron will initially produce and market a radiochemical grade of Indium Oxine and will increase its radiopharmaceutical product offerings as the Company expands into additional markets.

Currently the Company sells its Attrius® PET system to cardiology practices and hospitals. Positron plans to enhance its market position by capitalizing on these relationships to combine its unique proprietary equipment with an innovative offering of medical devices and radiopharmaceuticals directly to the end customer.

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2011 and 2010

The Company experienced a net loss of $735,000 for the three months ended March 31, 2011 compared to a net loss of $3,265,000 for the three months ended March 31, 2010.  The decrease in the current three month period as compared to the same period last year is attributed primarily to lower stock based compensation of $2,500,000 in 2010.

Revenues - Revenues for the three months ended March 31, 2011 were $2,871,000 as compared to $467,000 for the three months ended March 31, 2010. Systems sold during the three months ended March 31, 2011 were $2,623,000 while system sales for the same period in 2010 were $218,000. Service revenue was $248,000 and $249,000 for the three months ended March 31, 2011 and 2010, respectively.

Gross Margin - Gross margin for the three months ended March 31, 2011 and 2010 was $428,000 and $284,000, respectively. Gross margin for the three months ended March 31, 2011 was positively impacted from recording a $206,000 receivable for certain excess freight charges owed from Neusoft.  During the three months ended March 31, 2011, the Company deferred $214,000 of revenue related to warranty on the sale of equipment which will be recognized into revenue over 12 months, which is the warranty term provided for by the Company.  In addition, during the three months ended March 31, 2011, the Company recognized $90,000 of revenue related to warranty on the sale of equipment which occurred prior to March 31, 2011.

Operating Expenses - Operating expenses for the three months ended March 31, 2011 were $1,163,000 compared to $3,430,000 for the three months ended March 31, 2010.

Research and development costs for the three months ended March 31, 2011 were $334,000 compared to $121,000 for the three months ended March 31, 2010. Research and development costs for the three months ended March 31, 2011 included mostly payroll, contract labor and consulting fees for the development of the PosiRx™, automated radiopharmaceutical system. A portion of the costs include radiopharmaceutical research and development activity at the Company’s Crown Point, Indiana facility.

Sales and marketing expense for the three months ended March 31, 2011 and 2010 were $323,000 and $210,000, respectively. Sales and marketing expenses for the three months ended March 31, 2011 include salaries and commissions of approximately $158,000, advertising expense of $49,000 and trade show expenses of $75,000. Sales and marketing expenses for the three months ended March 31, 2010 includes salaries and commissions of approximately $92,000, advertising expense of $34,000 and trade show expenses of $44,000.

General and administrative expenses during the three months ended March 31, 2011 were $506,000 as compared to $3,099,000 for the three months ended March 31, 2010. During the three months ended March 31, 2011, these expenses consisted principally of $138,000 of payroll expense, $107,000 of consulting expense, and $92,000 of legal and professional fees.  During the three months ended March 31, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense of $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and recorded compensation expense of $278,000.

Other Income (Expenses) - Interest expense was $0 for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2010 includes $77,000 of interest on outstanding principal of secured convertible notes which were paid off in full in 2010. Additionally, the Company recorded interest expense of $42,000 on a note payable due for the Dose Shield acquisition which was paid in full in 2010.

From April 1 to May 13, 2011, the Company recognized revenue for two Attrius® PET systems and has sales contracts for six additional Attrius® PET systems.

Liquidity and Capital Resources

At March 31, 2011, the Company had current assets of $3,738,000 and current liabilities of $4,328,000 compared to December 31, 2010 when the Company had current assets and current liabilities of $4,789,000 and $5,259,000 respectively. Total assets at March 31, 2011 were $4,094,000 compared to $5,173,000 at December 31, 2010. Total liabilities were $4,328,000 and $5,259,000 at March 31, 2011 and December 31, 2010, respectively.

Cash and cash equivalents at March 31, 2011 were $473,000 compared to $1,141,000 at December 31, 2010. Accounts receivable was $900,000 at March 31, 2011 compared to $514,000 at December 31, 2010.

Current liabilities include accounts payable and accrued expenses of $834,000. Customer deposits of $3,022,000 include $2,353,000 of deposits for six Attrius® PET systems and approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems.

Net cash used in operating activities was $1,241,000 and $156,000 for the three months ended March 31, 2011 and 2010, respectively.

Net cash used in investing activities were $2,000 and $67,000 for the three months ended March 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $575,000 and $268,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Company received $575,000 from the exercise of warrants.  During the three months ended March 31, 2010 the Company received $260,000 in deposits for equity securities that were issued subsequent to March 31, 2010. The Company used the majority of the proceeds from the issuance of securities as working capital to fund current operations.

Since inception, the Company has expended substantial resources on research and development and has sustained  losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated from year to year.  The Company had an accumulated deficit of $102,987,000 at March 31, 2011.  The Company will need to increase revenue and apply the research and development advancements to achieve profitability in the future. We expect a significant increase in revenue with sales of the Attrius® PET system and customer care  contracts,sales of radiopharmaceuticals and/or through sales the Company’s dose dispensing systems. The Company expects that these developments will have a positive impact on revenue and net margins.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2010, was qualified with respect to the ability of the Company to continue as a going concern. Although the Company’s financial conditions have improved significantly, the Company is not yet profitable or cash-positive. If the Company is unable to obtain debt or equity financing to meet its ongoing cash needs, it may have to limit or disregard portions of its business plans

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1
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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2010. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, investors converted 20,000 shares of Series B Preferred Stock into 2,000,000 shares of common stock.

During the three months ended March 31, 2011, we received $575,000 for the exercise of warrants and issued 255,000 shares of Series B Preferred Stock in connection with the exercise of these warrants.

On February 15, 2011, the Company issued 3,000 shares of Series B Preferred Stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.04 per share. The Company recorded consulting fee expense of $12,000 for the issuance of the shares.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On April 26, 2011, the Company financed  $1,300,000 (the “Principal Amount)”, through a 8% convertible debenture (“Debenture”)  with a maturity date of December 31, 2012.  Interest is payable at the rate of eight percent per annum payable quarterly in cash.  The holder of this Debenture is entitled, at its option, to convert, at any time after the initial issuance of the Debenture, the Principal Amount of this Debenture or any portion thereof, together with accrued and unpaid interest on such Principal Amount into common stock of the Company at a discount.  In addition, the holder of the Debenture received warrants to purchase the Company’s common stock.

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

POSITRON CORPORATION

Date: May 16, 2011	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: May 16, 2011	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)