Form 10-Q/A
period 2011-03-31
POSITRON CORP
filed 2011-06-29
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note: We originally filed our Quarterly Report on Form 10-Q for the quarter ended on May 16, 2011.  The purpose of this Amendment on Form 10-Q/A is to revise the certifications herein.

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

POSITRON CORPORATION

Date: June 29, 2011	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: June 29, 2011	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)