Form 10-K/A
period 2009-12-31
POSITRON CORP
filed 2011-08-09
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

As of April 15, 2010 there were 397,933,773 shares of the Registrant's common stock, $.01 par value outstanding.

Explanatory Note: We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 on April 15, 2010.  The purpose of this Amendment on Form 10-K/A is to revise disclosure regarding Section 16(a) beneficial ownership reporting compliance and certain other items therein.

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

Radiopharmaceutical Delivery Devices

According to Bio-Tech Systems (www.biotechsystems.com ) , a research firm that covers the diagnostic imaging market, nuclear cardiology radiopharmaceutical sales of $1.29 billion in 2007 will increase to $2.1 billion by 2014. In a study conducted by Frost & Sullivan (www.frost.com), the medical imaging consumables market is expected to grow at a compound annual rate of 14 percent, driven by an aging baby boomer population and persons 65 and over, and increasing more than twice as fast as the total population.

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

As of December 31, 2009, we hold trademark registrations in the United States for the following marks: Attrius™, POSICAM™, Pulse CDC™ and Nuclear Pharm-Assist®.

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

2.
Audit Committee and Financial Expert . The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Patrick G. Rooney .  Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009.  Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company's PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund.  Through years 1985-2000, Patrick G. Rooney and/or Rooney Trading were a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange.  In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company.  From August 19, 2003 to December 31, 2005, Mr. Rooney served as Chief Executive Officer and Director of Imagin Molecular Corporation, formerly known as Cipher Holdings, Inc.  From August 2002 to November 2003,  Mr. Rooney served as chairman and chief executive officer of Cipher Holding Corp.  f/k/a Cipher Multimedia, Inc.

Joseph G. Oliverio .  Mr. Oliverio was appointed by the Board of Directors to serve as the Company's Chief Technical Officer on May 14, 2009. From 2005 to 2009, Mr. Oliverio served as President of the Company.  Since August 18, 2006, Mr. Oliverio has served on the Board of Director and Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.   Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft-Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets.

John Zehner . Mr. Zehner was appointed by the Board of Directors to serve as the Company's Chief Operation Officer on May 15, 2009. Mr. Zehner was Executive Vice-President of Positron since July 2008, when his company, Dose Shield, Inc., was acquired by Positron Corporation.  Mr. Zehner has over 18 years of experience in the Nuclear Medicine field. Zehner has been part of several start-ups, mergers and acquisitions. In 1993, he assisted in the start-up of Northern Virginia Isotopes, Inc., a nuclear pharmacy focused on distributing radioactive pharmaceuticals for diagnostics and therapy to the Washington, D.C. market. In 1994, he established Valley Isotopes, Inc., a nuclear pharmacy in Winchester, Virginia. In 1995, Zehner led the formation of Eastern Isotopes, Inc. through the merger of three nuclear pharmacies and later established its pharmaceutical manufacturing division for FDG in 1998. In 1999, he became President and COO of Eastern Isotopes, Inc. and under his leadership grew sales from approximately $4 million to over $34 million by 2003. In 2007, after leading the sale of Eastern Isotopes, Inc. to IBA, SA, a Belgium life science company, Mr. Zehner formed NukeMed, Inc. and Dose Shield serving as President for both entities.

Corey N. Conn .  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Since August 19, 2003, Mr. Conn has served on the Board of Directors and as Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  In August 2002,  Mr. Conn co-founded Cipher-Multimedia, Inc. and served as its Vice President and Chief Financial Officer.  Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn served as a member of the Board of Directors of Uniloc, Inc., from April 2000 to July 2002. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University.

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

Dr. Anthony (Tony) C. Nicholls . Dr. Nicholls has served as a director since 2005.  Dr. Nicholls is an independent consultant with over 30 years experience in medical devices and diagnostics research.  He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship.  He co-founded FAS Medical Ltd. in 1992, and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company's products in 21 countries. He was employed as CEo of FAS Medical Ltd. from 1992 to 2003. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ.  Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls' academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis.  Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology.

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	7,500,000	—	$0.05	12/27/10	—	—	—	—

Sachio Okamura	25,000	—	$0.010	1/1/13	—	—	—	—
	25,000	—	$0.034	1/1/14	—	—	—	—
	25,000	—	$0.102	1/1/15	—	—	—	—
	500,000	—	$0.060	12/27/10	—	—	—	—

Patrick Rooney	25,000	—	$0.119	7/26/14	—	—	—	—
	25,000	—	$0.102	1/3/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.08	8/1/16	—	—	—	—

Dr. Anthony C. Nicholls	25,000	—	$0.043	8/25/15	—	—	—	—
	500,000	—	$0.06	12/27/10	—	—	—	—
	25,000	—	$0.119	7/26/14	—	—	—	—

Corey Conn	4,000,000	—	$0.06	12/27/10	—	—	—	—

Timothy Gabel	1,500,000	—	$0.06	12/27/10	—	—	—	—

Scott Stiffler	150,000	—	$0.05	[___]	—	—	—	—

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in 1 column)

All Equity Compensation Plans Approved by Security Holders	26,645,000	$0.06	16,900,000	(1)

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

Security Ownership of Directors, Director Nominees and Executive Officers

TiTitle of Class	Name of Beneficial Owner	Beneficial Ownership (aa) (cc)		Percent of Class (bb)
Common	Joseph G. Oliverio	7,500,000	(cc )	1.8%
Common	Sachio Okamura	575,000	(dd)	*
Common	Patrick G. Rooney	575,000	(ee)	1.2%
Common	Dr. Anthony C. Nicholls	550,000	(ff)	*
Common	Corey N. Conn	4,000,000	(gg)	1.0%
Common	Timothy M. Gabel	1,500,000	(hh)	*
Common	Scott Stiffler	150,000	(ii)	*
Common	John Zehner	26,666,667	(jj)	6.8%
Common	All Directors and Executive Officers as a Group	46,016,667		11.8%

*	Does not exceed 1% of the referenced class of securities.

(aa)	Ownership is direct unless indicated otherwise.

(bb)	Calculation based on 391,023,773 shares of Common Stock outstanding as of March 31, 2010 plus stock options that are or will become exercisable within 60 days of March 31, 2010.

(cc)	Includes 7,500,000 shares that may be acquired by Mr. Oliverio pursuant to stock options that are or will become exercisable within 60 days of March 31, 2010.

(dd)	Includes 575,000 shares that may be acquired by Mr. Okamura pursuant to stock options that are or will become exercisable within 60 days of March 31, 2010.

(ee)
Includes 575,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.   Does not include 1,119,574,140 shares of common stock held by or convertible to by Solaris Opportunity Fund L.P., over which Mr. Rooney holds voting and dispositive power.

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

The address for all officers and directors of the Company is 7715 Loma Ct. Suite A, Fishers, IN. 46038.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that the Section 16(a) filing requirements of John Zehner, Sachio Okamura, Anthony C. Nicholls, Timothy M. Gabel, Corey N. Conn, Scott Stiffler, Patrick G. Rooney, Joseph Sardano and Joseph G. Oliverio were not timely met during 2009 and the Company expects to file the remaining reports as soon as possible.

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

POSITRON CORPORATION

Date: August 8, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Signature	Title	Date

/s/ Patrick G. Rooney	Chief Executive Officer and Chairman of the Board	August 8, 2011
Patrick G. Rooney	(principal executive officer)

/s/ Corey N. Conn	Chief Financial Officer	August 8, 2011
Corey N. Conn	(principal financial officer)

/s/ Joseph G. Oliverio	Chief Technology Officer and Director	August 8, 2011
Joseph G. Oliverio

/s/ Dr. Anthony C. Nicholls	Director	August 8, 2011
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

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2009 and 2008
(In thousands, except share data)
(Continued)

	Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock
	Capital	Income	Deficit	Shares	Amount	Total
Balance December 31, 2007	$64,314	$(82)	$(76,605)	60,156	$(15)	$(4,943)

Net loss	—	—	(8,975)	—	—	(8,975)

Stock based compensation	3	—	—	—	—	3

Conversion of debentures to common stock	(3)	—	—	—	—	10

Issuance of common stock for cash	40	—	—	—	—	50

Issuance of common stock for services	520	—	—	—	—	660

Issuance of common stock for debt settlement	75	—	—	—	—	88

Issuance of common stock for partial purchase price of acquisition	1,600	—	—	—	—	2,000

Conversion of Series A preferred into common stock	7	—	—	—	—	—

Issuance of Series B preferred in private placement	826	—	—	—	—	1,115

Issuance of Series S preferred for settlement of notes payable	3,304	—	—	—	—	3,404

Change in foreign currency Translation gain	—	38	—	—	—	38

Balance December 31, 2008	$70,686	$(44)	$(85,580)	60,156	$(15)	$(6,550)

Net loss	—	—	(5,749)	—	—	(7,748)

Stock based compensation	258	—	—	—	—	258

Conversion of Series B to common stock	—	—	—	—	—	—

Issuance of common stock for cash	1,228	—	—	—	—	1,933

Issuance of common stock for services	1,093	—	—	—	—	1,348

Issuance of common stock for debt settlement	4	—	—	—	—	8

Stock options exercised	1	1

Issuance of Series B and warrants for cash	389	—	—	—	—	1,699

Issuance of Series B for services	—	—	—	—	—	90

Issuance of Series B for settlement of notes payable	(9)	—	—	—	—	84

Conversion of Series G to common stock and paid in capital reclassification	(82)	—	—	—	—	—

Change in foreign currency Translation gain	—	(81)	—	—	—	(81)

Balance December 31, 2009	$73,568	$(125)	$(91,329)	60,156	$(15)	$(6,959)

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