Form 10-K/A
period 2010-12-31
POSITRON CORP
filed 2011-08-10
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

● ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Explanatory Note: We originally filed our Annual Report on Form 10-K for the year ended on March 11, 2011.  The purpose of this Amendment on Form 10-K/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosures concerning our business operations, beneficial ownership, executive compensation and to revise certain other items therein.

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

Corporate Information

Positron Corporation (the "Company" or “Positron”) was incorporated as a Texas corporation in 1983 with its main offices in Fishers, Indiana. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Positron Corporation.

On June 5, 2008, the Company acquired all of the issued and outstanding stock of Dose Shield Corporation, an Indiana corporation (“Dose Shield”) for 80,000,000 shares of Common Stock), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is in commercially reasonable working order and is ready for resale not later than December 31, 2009; and (ii) cash in the amount of $600,000.  In addition, the Company agreed to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing.  The Nuclear Pharm-Assist™ system is designed to support the staff of nuclear medicine departments and nuclear pharmacies.  The Nuclear Pharm -Assist™ compounds kits, fills vials and syringes, assays vials and syringes and dispenses vial and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

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

On November 18, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) became the Company’s controlling shareholder, holding approximately 60% of the Company’s voting capital stock at that time. Upon consummation of a Securities Exchange Agreement, Imagin Molecular Corporation, a publicly owned Delaware corporation (“Imagin”) transferred and assigned all of its rights title and interest in two notes receivable due from the Company (“Note 1 and Note 2”) and related pledged securities to Solaris in exchange for the return of the 20,000,000 shares of Imagin’s common stock and 4,387,500 shares of Imagin’s Series A Preferred Stock and the retirement and satisfaction of any obligations to the advances made in the amount of $200,000 to Imagin by Solaris. Simultaneously therewith, Solaris exchanged Note 1, Note 2 plus accrued interest and the Pledged Shares and the retirement and satisfaction of any obligations to the advances made to the Company in the aggregate amount of $1,155,000 for the issuance of 100,000 shares of the Company’s Series S Preferred Stock (the “Exchange”).

In early 2009, the Company moved all aspects its corporate administration, purchasing and logistics/shipping functions from its Houston, Texas facility to its Fishers, Indiana location.  The Company continues to maintain its parts repair facility in the Houston area.  Additionally, the Company also relocated Positron’s PET Service Part Depot to its Niagara Falls, New York location.  In second quarter 2010, the Company’s accounting and corporate administration was moved to its Westmont, Illinois location.

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

Positron Corporation is the only company in the world that offers a dedicated PET scanner. Positron’s Attrius® PET scanner can be used for all imaging modalities and has proprietary software that is optimized for cardiac studies.  Positron manufactures the Attrius® through its joint venture, Neusoft Positron Medical Systems, based in Shenyang, China.

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

There is no assurance that the Company’s marketing and distribution strategy is sufficient

Customer Care, Service and Warranty

Positron has implemented PosiStar™, a complete customer care plan that offers full clinical support from Positron’s experienced clinical and technical staff and industry luminaries that consult for the Company or are affiliated though Positron’s customer network.  PosiStar™ Customer Care provides; physician interpretation training, nurse training, billing and prior-authorization training, physician over reads, post install, 24/7 clinical and service support, priority response with after hours maintenance/service available, uptime guarantees and software upgrades, remote access diagnostic/maintenance capabilities.

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

Competition

The Company faces no direct competition from other manufacturers of PET scanners as it offers the only commercial standalone PET scanner, Attrius®.  However, the Company has experienced ~~,~~ competition from used PET/CT scanners although the remaining supply of used PET/CT systems is believed to be extremely low. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but potentially complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the other modalities.  Computed tomography angiography (“CTA”) was once seen by some cardiologists to be competitive with PET myocardial perfusion imaging; however, there is an increasing public concern about a high radiation exposure of CT and no substantial movement into this modality.

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

The Company expects to continue outsourcing additional components and processes to gain efficiencies and cost savings. The Company expects to perform subassembly and final system performance tests, packaging and labeling at our facility. The Company provides connectivity solutions which include consulting and configured computers. The Company also sells accessories which are outsourced and include printers, equipment for handling and measuring radioactive materials, and software for the cameras and systems.

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

Government Regulation .    We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business including: the federal Medicare and Medicaid anti-kickback laws, other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products will decline and our business will be harmed.

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

General

The Company has been experiencing a significant increase in sales with the launch of The Attrius® its new PET scanner. Our PET scanner has been developed to accommodate the grow in molecular imaging and specifically the need by nuclear cardiologists for less expensive, high quality molecular imaging devices. The Attrius® is the only standalone PET scanner on the market. The Attrius® Cardiac PET scanner has received Food and Drug Administration approval in April 2009 and has been marketed in the U.S. since March 2010. The Company believes that the future of nuclear cardiology is PET and that the demand for PET systems optimized for cardiology is quickly emerging and provides an immediate opportunity to capture significant market share with a low-cost, standalone Cardiac PET system. Positron’s technology for PET imaging provides superior image quality with significantly less cost than other similar imaging systems which at current time are PET/CT systems. In addition, Positron offers a software patient management solution to improve patient care. The Attrius® has attracted significant interest from cardiologists and practitioners throughout the world. Positron obtained 15 signed sales contracts for scanners and installed 5 in 2010.

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

Results of Operations

Consolidated results of operations for the year ending December 31, 2010 and 2009 include Positron and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”).

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

Section 382 allows an owner shift any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period.” The “testing period” is generally a three-year period ending on the date of any owner or equity structure shift.

The amount of post-change income that may be offset by pre-change losses is limited each year by the “Section 382 Limitation.” Generally, the Section 382 Limitation is an amount equal to the value of the old loss corporation multiplied by a long-term interest rate established monthly by the Internal Revenue Service. The Company has not yet determined the events and resulting limitation that may impact utilization of net operating losses against future periods.

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

Net cash provided by financing activities was $5,916,000 and $3,519,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company issued preferred stock for cash totaling $2,000,000, common stock for cash totaling $4,012,000 and warrants exercised for $1,435,000, compared to the prior year when the Company issued preferred and common stock for cash totaling $1,699,000 and $1,933,000, respectively.

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

The Company’s ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise capital through loans, credit and the private placement of restricted securities until such time as the Company achieves profitability. To date, management has been successful in raising capital as needed for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed capital in this fashion.

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

Revenue Recognition

The Company’s revenues are derived from the sale of medical equipment products, maintenance contracts and service revenues. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services. The Company recognizes revenues from the sale of medical equipment products when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. The Company obtains a signed customer acceptance after installation is complete for the sale of its Attrius® PET systems.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2010 as a result of material weaknesses as discussed below.

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
		Chief Executive Officer – Elected 2009
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

Patrick G. Rooney . Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009. Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that will manufacture the Company’s PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P., an investing/trading hedge fund. Through years 1985-2000, Patrick G. Rooney and/or Rooney Trading were a member of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange. In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company. From August 19, 2003 to December 31, 2005, Mr. Rooney served as Chief Executive Officer and Director of Imagin Molecular Corporation, formerly known as Cipher Holdings, Inc. The Company’s Officers and Directors concluded Mr. Rooney’s extensive experience in financing and background in early stage companies make him an ideal candidate to serve on the Board of Directors.

Joseph G. Oliverio. Mr. Oliverio was appointed by the Board of Directors to serve as the Company’s Chief Technical Officer on May 14, 2009. From 2005 to 2009, Mr. Oliverio served as President of the Company. From August 18, 2006 to June 3, 2010, Mr. Oliverio served on the Board of Directors and Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant. Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company’s PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist. Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets. The Company’s Officers and Directors concluded Mr. Oliverio’s extensive clinical and technical PET experience and industry background make him an ideal candidate to serve on the Board of Directors.

Corey N. Conn. Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. From August 19, 2003 until June 3, 2010, Mr. Conn has served on the Board of Directors and as Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant. Mr. Conn was a co-founder of Imagin Molecular’s wholly-owned subsidiary Cipher Multimedia and served as its Chief Financial Officer and Director from August 2003 until his resignation in June 2010. Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University. The Company’s Officers and Directors concluded Mr. Conn’s extensive experience in financial compliance and operations in early stage companies make him an ideal candidate to serve on the Board of Directors.

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

Dr. Anthony C. Nicholls . Dr. Nicholls has served as a director since 2005. Dr. Nicholls is an independent consultant with over 30 years experience in medical devices and diagnostics research. He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship. He co-founded FAS Medical Ltd. in 1992, and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company’s products in 21 countries. He was employed as CEO of FAS Medical Ltd. from 1992 to 2003. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ. Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls’ academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis. Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology. The Company’s Officers and Directors concluded Mr. Nicholls extensive experience within the medical industry as a businessman and physician make him an ideal candidate to serve on the Board of Directors.

Also, the following individuals resigned during 2010:

John Zehner. Mr. Zehner was appointed by the Board of Directors to serve as the Company’s Chief Operation Officer on May 15, 2009. Mr. Zehner was Executive Vice-President of Positron since July 2008. In 2007 Mr. Zehner formed NukeMed, Inc. and Dose Shield serving as President for both entities. Prior to 2007 Mr. Zehner served as President and COO of Eastern Isotopes, Inc. Mr. Zehner resigned in November 2010. The Company continues to utilize Mr. Zehner’s services on a contract basis.

Joseph C. Sardano. Mr. Sardano has served as a director in 2008. Mr. Sardano resigned in 2010 and resumes his role as Chief Executive Officer of Sensus Healthcare LLC. Mr. Sardano has served as CTI’s Senior Vice President of Sales and Marketing since September 2004.

AUDIT COMMITTEE.

The Company’s audit committee currently consists of the directors of the Company. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE.

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation. Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board, plus the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

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

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total
Patrick G. Rooney,	2010	$135,000	—	—	$700,000	—	—	$835,000
Chief Executive Officer	2009	$100,000	—	—	—	—	—	$100,000
Joseph G. Oliverio,	2010	$160,000	—	—	$550,000	—	—	$710,000
Chief Technical Officer	2009	$150,000	—	—	—	—	—	$150,000
Corey N. Conn,	2010	$135,000	—	—	$550,000	—	—	$685,000
Chief Financial Officer	2009	$100,000	—	—	—	—	—	$100,000
Timothy M. Gabel,	2010	$135,000	—	—	$365,000	—	—	$500,000
Vice President Engineering and Service	2009	$100,000	—	—	—	—	—	$100,000
John Zehner,	2010	$111,538	—	—	—	—	—	$111,538
Executive Vice President	2009	$100,000	—	—	—	—	—	$100,000
Scott Stiffler,	2010	$125,000	—	—	—	—	—	$125,000
Vice President of Pharmaceuticals	2009	$100,000	—	—	—	—	—	$100,000

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	550,000	—	$1.00	12/31/13	—	—	—	—
Patrick Rooney	700,000	—	$1.00	12/31/13	—	—	—	—
Corey Conn	550,000	—	$1.00	12/31/13	—	—	—	—
Timothy Gabel	365,000	—	$1.00	12/31/13	—	—	—	—

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company’s equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)

Series B Preferred Stock Options	2,500,000	$1.00	—

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

Non-Employee Director Compensation

“Non-Employee Director Compensation

Beginning January 22, 1999 through current date, the following non-employee directors were separately compensated for their services as Members of the Board of Directors:

Imagin Diagnostic Centres, Inc. owns 750,000 shares of our common stock directly and 3,347,502 shares of our Series B Convertible Preferred Stock, which converts into shares of Common Stock at the rate of 100 shares of Common Stock per each share of Series B.  IDC did not hold any warrants as of December 31, 2010;

- Sachio Okamura has options to receive 25,000 shares of Series B Preferred Stock that are exerciseable until December 31, 2013; and

- Dr. Anthony C. Nicholls has options to receive 15,000 shares of Series B Preferred Stock that are exerciseable until December 31, 2013.

 Non-Employee directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.”

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

(c)         Includes 12,274,140 shares owned directly, shares issuable upon full conversion of 1,073,000 shares of Series B Preferred Stock into Common Stock, and shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock into Common Stock. The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014-610 Granville St., Vancouver, British Columbia, V6C3T3, Canada. Patrick J. Rooney is the principal officer of IDC and holds voting and dispositive power over the securities held by IDC.

(d)       Includes 750,000 shares owned directly, and 334,750,200 shares issuable upon full conversion of 3,347,502 shares of Series B Preferred Stock into Common Stock,.  The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. Patrick J. Rooney, is the principal officer of IDC and holds voting and dispositive power over the securities held by IDC.

Security Ownership of Directors, Director Nominees and Executive Officers

Name of Beneficial Owner	Title of Class	Beneficial Ownership (a)	Shares Subject to Options, Warrants and Convertible Preferred Stock		Percent of Class (b)
Solaris Opportunity Fund, L.P. (c)	Common	5,300,000	0		47.1%
	Series B Preferred	1,142,741.4	114,274,140			%
	Series S Preferred	100,000	1,000,000,000			%
Imagin Diagnostic Centres, Inc. (d)	Common	750,000			13.6%
	Series B Preferred	3,347,502	334,750,200
Joseph G. Oliverio	Common	0	550,000	(e)	*	%
Sachio Okamura	Common	0	25,000	(f)	*
Patrick G. Rooney	Common	0	700,000	(g)	*	%
Dr. Anthony C. Nicholls	Common	0	15,000	(h)	*
Corey N. Conn	Common	0	550,000	(i)	*	%
Timothy M. Gabel	Common	0	365,000	(j)	*	%
All Directors and Executive Officers as a Group	Common	0	2,205,000		*	%

*	Does not exceed 1% of the referenced class of securities.

(a)	Ownership is direct unless indicated otherwise.

(b)
Calculation refers to Common Stock, based on 782,727,497 shares of Common Stock outstanding, 6,668,444 shares of Series B Convertible Preferred Stock outstanding, assumes none of the 2,500,000 Series B stock options are exercised, and 100,000 shares of Series S Preferred Stock outstanding as of December 31, 2011.

(c)	The address for Solaris Opportunity Fund, L.P. is 700 Commerce Drive, Suite 500, Oak Brook, Illinois 60523. Patrick G. Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d)
The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. Patrick J. Rooney, is the principal officer of IDC and holds voting and dispositive power over the securities held by IDC.

(e)	Includes 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2013

(f)	Includes 25,000 Series B shares that may be acquired by Mr. Okamura pursuant to options that are exercisable until December 31, 2013

(g)
Includes 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.  Does not include 1,119,574,140 shares of common stock held by or convertible to by Solaris Opportunity fund, L.P., over which Mr. Rooney holds voting and dispositive power.

(h)	Includes 15,000 Series B shares that may be acquired by Mr. Nicholls pursuant to options that are exercisable until December 31, 2013

(i)	Includes 550,000 Series B shares that may be acquired by Mr. Conn pursuant to stock options that are exercisable until December 31, 2013

(j)	Includes 365,000 Series B shares that may be acquired by Mr. Gabel pursuant to stock options that are exercisable until December 31, 2013

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

The Company believes that the Section 16(a) filing requirements of Sachio Okamura, Anthony C. Nicholls, Corey N. Conn, Timothy M. Gabel, Scott Stiffler, Patrick Rooney and Joseph Oliverio were not timely met during 2010 and the Company expects to file the remaining reports as soon as possible.

Item 13. Certain Relationships and Related Transactions and Director Independence

2010

During the year ended December 31, 2010, the Company recognized cost of revenues of $3,184,282 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems – the Company’s joint venture partner located in Shenyang, China. The Company has approximately $2.484,000 in deposits on purchase contracts as of December 31, 2010.

During 2010, the Company entered into a four year operating lease with a Company owned by Patrick G. Rooney, our Chairman and Chief Executive Officer, for additional administrative offices in Westmont, Illinois.  During 2010, the Company paid $136,060 of costs in connection with this lease (consisting of $50,000 cash payment for reimbursement of contracting services to the related party and $86,060 of build-out expenses paid directly to contractors) all of which are being amortized over the four year lease term at $2,835/month. Additionally, the Company shall be responsible for maintenance, operating expenses and property taxes.  No further rent payments are required under the lease agreement by the Company.

During the year ended December 31, 2010, the Company paid $200,000 of consulting fees to the brother of the Company’s Chief Executive Officer, John Rooney.

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

In October 2009, the Company purchased a used machine from Imagin Molecular Corporation, which was a shareholder of the Company at that time, in the amount of $245,000. After refurbishment and other costs in the amount of $33,000, Positron sold the machine for $350,000 to an unrelated party, providing a gross margin of approximately $72,000.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed to the Company for the audits and other services provided by Sassetti LLC (formerly Frank L. Sassetti & Company), its independent registered public accounting firm for the year ended December 31:

	2010	2009
Audit fees (1)	$71,340	$55,550
Audit-related fees (2)	—	—
Tax fees (3)	5,400	4,000
All other fees (4)	16,250	—
	$92,990	$59,550

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

POSITRON CORPORATION

Date: August 9, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

By:	/s/ Joseph G. Oliverio
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

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009
(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2008	457,599	$457	6,214,861	$6,215	100,000	$100	111,391	$29	160,240,384	$1,602

Net loss	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(1,294,582)	(1,295)	-	-	-	-	129,458,200	1,295

Issuance of common stock for cash	-	-	-	-	-	-	-	-	70,521,049	705

Issuance of common stock for services	-	-	-	-	-	-	-	-	25,474,140	255

Issuance of common stock for debt settlement	-	-	-	-	-	-	-	-	400,000	4

Stock options exercised									30,000	-

Issuance of Series B and warrants for cash	-	-	1,626,282	1,310	-	-	-	-	-	-

Issuance of Series B for services	-	-	89,860	90	-	-	-	-	-	-

Issuance of Series B for settlement of notes payable	-	-	93,000	93	-	-	-	-	-	-

Conversion of Series G to common stock and paid in capital reclassification	-	-	-	-	-	-	(49,000)	33	4,900,000	49

Change in foreign currency translation gain	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2009	457,599	$457	6,729,421	$6,413	100,000	$100	62,391	$62	391,023,773	$3,910

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(1,345,611)	(1,337)	-	-	-	-	133,686,000	1,337

Issuance of common stock for cash	-	-	-	-	-	-	-	-	92,892,624	928

Issuance of common stock for services	-	-	-	-	-	-	-	-	53,725,000	538

Exercise of Series B options	-	-	26,190	26	-	-	-	-	-	-

Exercise of warrants			141,667	142	-		- -		-98,581,000	670

Issuance of Series B for cash	-	-	425,000	425	-	-	-	-	-	-

Issuance of Series B for services	-	-	291,777	292	-	-	-	-	-	-

Series B issued for post-acquisiton payment	-	-	400,000	400	-	-	-	-	-	-

Issuance of common stock for note payable									8,500,000	85

Conversion of Series G to common stock	-	-	-	-	-	-	(43,191)	(43)	4,319,100	43

Receivable from warrants exercise	-	-	-	-	-	-	-	-	-	-

Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2010	457,599	$457	6,668,444	$6,361	100,000	$100	19,200	$19	782,727,497	$7,511

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009
(In thousands, except share data)
(Continued)

	Additional Paid-In Capital	Receivable for exercise of warrants	Other Comprehensive Income		Accumulated Deficit	Treasury Stock Shares	Amount	Total
Balance December 31, 2008	$70,686	-		$(44)	$(85,580)	60,156	$(15)	$(6,550)

Net loss	-	-		-	(5,749)	-	-	(5,749)

Stock based compensation	258	-		-	-	-	-	258

Conversion of Series B to common stock	-	-		-	-	-	-	-

Issuance of common stock for cash	1,228	-		-	-	-	-	1,933

Issuance of common stock for services	1,093	-		-	-	-	-	1,348

Issuance of common stock for debt settlement	4	-		-	-	-	-	8

Stock options exercised	1	-						1

Issuance of Series B and warrants for cash	389	-		-	-	-	-	1,699

Issuance of Series B for services	-	-		-	-	-	-	90

Issuance of Series B for settlement of notes payable	(9)	-		-	-	-	-	84

Conversion of Series G to common stock and paid in capital reclassification	(82)	-		-	-	-	-	-

Change in foreign currency Translation loss	-	-		(81)	-	-	-	(81)

Balance December 31, 2009	$73,568	-	$	(125)	$(91,329)	60,156	$(15)	$(6,959)

	Additional Paid-In Capital	Receivable for exercise of warrants	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares	Amount	Total
Net loss	-	-	-	(10,923	-	-	(10,923

Stock based compensation	2,500	-	-	-	-	-	2,500

Conversion of Series B to common stock	-	-	-	-	-	-	-

Issuance of common stock for cash	3,084	-	-	-	-	-	4,012

Issuance of common stock for services	5,808	-	-	-	-	-	6,346

Exercise of Series B	(26)	-	-	-	-	-	-

Exercise of warrants	873	-	-	-	-	-	1,685

Issuance of Series B for cash	1,575	-	-	-	-	-	2,000

Issuance of Series B for services	149	-	-	-	-	-	441

Issuance of Common Stock for Note Payable	595	-					680

Series B issued for post-acquisition payment	-	-	-	-	-	-	400

Conversion of Series G to common stock	-	-	-	-	-	-	-

Receivable from warrants exercise	-	(250)	-	-	-	-	(250)

Change in foreign currency Translation loss	-	-	(18)	-	-	-	(18)

Balance December 31, 2010	$88,126	(250)	$(143)	$(102,252)	60,156	$(15)	$(86)

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

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems (“Neusoft”). Both the Company and the joint venture’s other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft’s board. The Company currently accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2010 or 2009 based on prior losses of the Company.

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

Concentrations of Credit Risk

Cash and accounts receivables are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks or other financial institutions selected based upon management’s assessment of the bank’s financial stability. Cash balances periodically exceed the federal depository insurance limit.

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

3. Positron Pharmaceuticals – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock, par value $0.01 per share (the “Common Stock”), deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is deemed in commercially reasonable working order and is ready for resale not later than December 31, 2009; (ii) cash in the amount of $600,000, $60,000 paid at the closing and the balance due on December 31, 2008, which was extended for one year with interest at the rate of 8%; earn out payments through December 31, 2009 equal to the lesser of (x) 50% of the net revenue generated from sales of Pharm-Assist equipment, including receivables, or (y) $600,000. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing. Future royalty obligations would be expensed to operations as incurred. The Company made the final cash payment of $540,000 on May 4, 2010. Pursuant to the terms of the acquisition the Company also issued 400,000 shares of Series B Preferred shares (which are convertible into 40,000,000 shares of common stock) during 2010, and recorded $400,000 of expense in connection with the issuance of these shares.

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

During the year ended December 31, 2009, the Company, pursuant to the terms of the Stock Purchase Agreement the Company recorded $69,000 of accrued commissions which represents 50% of net revenue generated from sales of all Pharm-Assist equipment and royalty expense royalty on sales of equipment acquired from Dose Shield totaling $2,100. These amounts were paid in 2010, and no further expenses were incurred by the Company pursuant to the Stock Purchase Agreement in 2010.

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

6. Investment in Joint Venture

On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, Lianoning Province, People’s Republic of China (“Neusoft”). Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the “NPMS”), to engage in the manufacturing of PET and PET/CT medical imaging equipment. NPMS received its business license and was organized in September 2005.

The Company and Neusoft are active in researching, developing, manufacturing, marketing and/or selling Positron Emission Tomography (“PET”) technology and both parties seek to mutually benefit from each other’s strengths, and intend to cooperate in the research, development and manufacturing of PET technology. NPMS , has developed the PET imaging system to accommodate the growing need by cardiologists for competitively priced, high quality molecular imaging devices in today’s challenging economy. The Attrius® Cardiac PET system is manufactured by NPMS and sold by the Company.

The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft’s aggregate contribution to the capital of the JV Company is 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company’s aggregate contribution to the capital of the JV Company initially represented 32.5% of the total registered capital of the Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license. The Company has transferred to the JV Company certain of its PET technology, while Neusoft made available to the JV Company certain CT technology for the development and production of an integrated PET/CT system. Initially, the Company accounted for its investment in NPMS under the equity method of accounting and shared the profits, losses and risks of the JV Company in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of the JV Company. During 2007 the Company’s investment was written down to zero as a result of losses in NPMS. The Company’s ownership of the JV Company was diluted to 10% as a result of additional cash contributions by Neusoft in 2008. The Company’s ownership in NPMS was further diluted to 1% in 2009. Therefore the equity method of accounting is no longer applicable.

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

11. Stock Options and Warrants

Options

Amended and Restated 2005 Stock Incentive Plan

Positron’s Board administers the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”), which was adopted by the Board effective November 18, 2005. The 2005 Plan provides for the grant of options and stock to directors, officers, employees and consultants. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Options granted under the plan may be incentive stock options or nonqualified stock options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value in the case of an optionee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). Options may not be exercised more than ten years after the date of grant (five years in the case of 10% shareholders). Upon termination of employment for any reason other than death or disability, each option may be exercised for a period of 90 days; to the extent it is exercisable on the date of termination. In the case of a termination due to death or disability, an option will remain exercisable for a period of one year; to the extent it is exercisable on the date of termination. A total of 40,000,000 shares of Common Stock have been authorized for issuance under the 2005 Plan. As of December 31, 2009, a total of 24,450,000 options have been granted under the 2005 Plan, none of which have been exercised, and of which 24,450,000 were fully vested. At December 31, 2010, there are no common stock options outstanding. Effective January 2010, the 2005 Plan has been terminated, no further options will be granted.

2008 Stock Incentive Plan

Positron’s Board of Directors (the “Board”) administers the 2008 Stock Incentive Plan (“2008 Plan”), which was adopted by the Board effective July 28, 2008. The purpose of the 2008 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2008 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2008 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 6,000,000 shares of Common Stock have been authorized for issuance under the 2008 Plan. . As of December 31, 2010, all shares had been issued under the 2008 Plan.

2009 Stock Incentive Plan

Positron’s Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan (“2009 Plan”), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock have been authorized for issuance under the 2009 Plan. As of December 31, 2010, 5,000,000 shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron’s Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan (“2010 Plan”), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 50,000,000 shares of Common Stock have been authorized for issuance under the 2010 Plan. As of December 31, 2010, 40,000,000 shares had been issued under the 2010 Plan.

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

During the year ended December 31, 2009, the Company issued 29,500,000 shares of common stock to unrelated investors for cash of $710,000. In connection with certain common shares issued, the Company issued warrants to purchase four shares of Series B Preferred stock for $2, each share of Series B is convertible into 100 shares of common stock with a December 31, 2010 expiration date. The warrants were valued using the Black Scholes Valuation Method. The fair value of the warrants of $39,264 has been recorded as additional paid in capital. Additionally, in connection with certain common shares issued, the Company issued warrants to purchase 22,000,000 shares of common stock at an exercise price of $0.02 per share. The warrants were valued using the Black Scholes Valuation Method. The fair value of these warrants on the issue date was approximately $900,000.

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

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2008	60,587,500			$0.10
Warrants expired	(5,625,000)	$0.10-0.25		$0.05
Warrants issued with Series B Preferred stock in private placement	135,500,000	$0.02		$0.02
Balance at December 31, 2009	190,462,500			.05
Warrants exercised	(115,366,700)	0.02-0.03
Warrants expired	(41,512,467)	$0.02-0.10	$
Warrants issued with common and Series B Preferred stock in private placement	162,250,005	$0.03		$0.03
Balance at December 31, 2010	195,833,338	$0.02-0.15		$0.06

All outstanding warrants are currently exercisable. A summary of outstanding common stock warrants at December 31, 2010 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
4,000,000	(a)	—	$0.02
1,250,000	March 2011	.25	$0.02
30,000,000	May 2013	2.4	$0.15
160,583,338	March 2012	1.25	$0.03
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

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2010		2009
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$3,714	34.0%	$1,954	34.0%
Derivative gains	715	6.5	170	3.0
Discount amortization and other	-	-	(316)	(5.5)
Change in valuation allowance	(4,429)	(40.5)	(1,808)	(31.5)
	$—	—%	$—	—%

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