Form 10-Q
period 2011-06-30
POSITRON CORP
filed 2011-08-15
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2011

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

7715 Loma Ct., Suite A, Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See the definition of “large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	797,327,497

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$496	$1,141
Accounts receivable	1,252	514
Inventories	741	622
Prepaid expenses	37	28
Deposits – Attrius® PET systems	560	2,484
Total current assets	3,086	4,789

Property and equipment, net	215	251
Deferred rent	94	111
Other assets	20	22
Total assets	$3,415	$5,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,086	$803
Customer deposits	1,952	4,203
Unearned revenue	487	253
Total current liabilities	3,525	5,259

Convertible debenture, net	64	--
Embedded conversion derivative liability	742	--
Total liabilities	4,331	5,259

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 7,342,186 and 6,668,444 shares issued and outstanding	7,034	6,361
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 and 19,200 shares issued and outstanding	19	19
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 797,327,497 and 782,727,497 shares outstanding.	7,657	7,511
Additional paid-in capital	89,847	88,126
Other comprehensive income	(143)	(143)
Receivable for exercise of warrants	(50)	(250)
Accumulated deficit	(105,822)	(102,252)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(916)	(86)
Total liabilities and stockholders’ deficit	$3,415	$5,173

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues:	$3,021	$934	$5,892	$1,401

Costs of revenues:	3,089	919	5,532	1,102

Gross profit (loss)	(68)	15	360	299

Operating expenses:
Research and development	327	166	661	287
Selling and marketing	344	248	667	458
General and administrative	826	6,701	1,332	9,800

Total operating expenses	1,497	7,115	2,660	10,545

Loss from operations	(1,565)	(7,100)	(2,300)	(10,246)

Other income (expense)
Interest expense	(777)	76	(777)	(43)
Derivative losses	(493)	—	(493)	—
Other income	—	631	—	631

Total other income (expense)	(1,270)	707	(1,270)	588

Loss before income taxes	(2,835)	(6,393)	(3,570)	(9,658)

Income taxes	—	—	—	—

Net loss	$(2,835)	$(6,393)	$(3,570)	$(9,658)

Other comprehensive income
Foreign currency translation gain	—	46	—	12

Comprehensive loss	$(2,835)	$(6,347)	$(3,570)	$(9,646)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	789,738	579,529	787,048	495,417

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(3,570)	$(9,658)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	38	14
Stock based compensation	—	2,500
Derivative losses	493	—
Common stock issued for services	369	5,438
Preferred stock issued for services	45	432
Amortization of deferred rent	17	—
Accretion of interest	764	—
Preferred stock issued for post-acquisition contingent payment	—	200
Changes in operating assets and liabilities:
Accounts receivable	(738)	(81)
Inventories	(119)	(125)
Prepaid expenses	(9)	(50)
Other current assets	1,926	(1,149)
Accounts payable and accrued liabilities	283	(1,103)
Customer deposits	(2,251)	389
Unearned revenue	234	(8)

Net cash used in operating activities	(2,518)	(3,201)

Cash flows from investing activities:
Security deposits	—	(5)
Purchase of property and equipment	(2)	(127)

Net cash used in investing activities	(2)	(132)

Cash flows from financing activities:
Advance from related party	—	(540)
Proceeds from convertible debt	1,300	—
Proceeds from common stock	—	2,944
Deposits for unissued securities	—	4,166
Repayments of advances to affiliated entities	—	9
Proceeds from exercise of warrants	575	—

Net cash provided by financing activities	1,875	6,579

Net increase (decrease) in cash and cash equivalents	(645)	3,246

Cash and cash equivalents, beginning of period	1,141	165

Cash and cash equivalents, end of period	$496	$3,411

Supplemental cash flow information:
Interest paid	$—	$43
Income taxes paid	—	—

Non-cash disclosures
Conversion of Series B Preferred Stock to common stock	$20	$1,148
Conversion of Series G Preferred Stock to common stock	$—	$33
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$1,300	$—
Conversion of Convertible Debentures to Series B Preferred stock	$700	$—
Conversion of embedded conversion derivative liability to paid in capital	$883	$—

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

Debt discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt.  The debt discount attributable to the warrants issued with convertible debentures during the six months ended June 30, 2011 was $168,000.  The debt discount attributable to the embedded conversion derivative liability was $1,132,000 during the six months ended June 30, 2011.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and unearned revenue, approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•
Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•
Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•
Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011(in thousands):

	June 30, 2011	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$742	$-	$-	$742

The following table reconciles, for the six months ended June 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2010	$-
Fair value of embedded conversion derivative liability at issuance	1,132
Reductions in fair value due to conversion of Convertible Debentures to Series B Preferred Stock	(883)
Loss on fair value adjustments to embedded conversion derivative liability	493
Balance of embedded conversion derivative liability at June 30, 2011	$742

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.  Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid in capital.  Since the fair value of the embedded conversion derivative liability exceeded the carrying value of the convertible debentures on the issuance date, the convertible debentures were recorded at a full discount. The Company recognizes expense for accretion of the convertible debentures discount over the term of the notes. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Revenue Recognition

Prior to July 1, 2010, revenues from system contracts and other nuclear imaging devices were recognized when all significant costs have been incurred and the system has been shipped to the customer and in cases, when the Company is responsible for installation, after installation is complete.  Revenues from maintenance contracts were recognized over the term of the contract.  Service revenues were recognized upon performance of the services.

The delivered items, specifically: a) the medical machine, delivery and installation, and b) the one year warranty/service agreement, are considered separate units of accounting. Both have value to the customer on a standalone basis, each have objective and reliable evidence of their fair values and the performance of each item is considered probable and in control of the Company to perform.  Additionally, performance and delivery of the delivered items are the responsibility of the Company and would be liable for any type of return.

Selling prices of the deliverable items are established based on list prices of similar items, including delivery, installation and maintenance contracts (for years subsequent to the one year warranty/service period).  We utilize competitive information to align price points for each specific unit.  There is a detailed proposal for each customer, breaking down each deliverable as well as the price for future annual service agreements. The general timing of delivery and performance of each specific unit differs depending on the customer, but generally delivery, installation and acceptance occur within 120-150 days of the signed contract and the warranty/service covers one year after acceptance and final payment.  Cancellation of the agreements are allowed with full or partial refund within specified time periods prior to shipment. Product returns based on improper shipment or apparent damage may be claimed in writing within 14 days of receipt of the machine and must be accepted by the Company.  Revenue is not recognized until unit is properly tested and written acceptance is provided by the buyer.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain items in the financial statements for 2010 have been reclassified to conform with the current year presentation.  Such reclassification had no effect on net income.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $105,822,000 and a stockholders’ deficit of $916,000 at June 30, 2011. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience a significant increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radiopharmaceuticals through PosiRx™, its automated radiopharmaceutical system and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company had cash and cash equivalents of $496,000 at June 30, 2011. At the same date, the Company had accounts payable and accrued liabilities of $1,086,000 at June 30, 2011. Working capital requirements for the upcoming year may reach beyond our current cash balances. As the Company executes its plans for expansion, it may increase sales and services to meet business operations however it may also continue to raise funds as required through equity and debt financing to sustain business operations if necessary. The Company expects to achieve sufficient revenues or raise sufficient funds to sustain business operations; however, no assurance can be given.

4.	Deposits - Attrius® PET systems

At June 30, 2011, the Company had $560,000 in deposits paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® PET systems for which the Company has sales contracts on three Attrius® PET systems.

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
4) All machines are installed and serviced by the Company.
5) All machines acquired from its joint venture partner are sold FOB shipping point.

5.	Inventories

Inventories consisted of the following (in thousands) as of:

	June 30, 2011	December 31, 2010
Finished systems	$150	$120
Raw materials and service parts	428	379
Work in progress	530	490
	1,108	989
Less: Reserve for obsolete inventory	(367)	(367)
	$741	$622

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of June 30, 2011 and December 31, 2010.

6.	Property and equipment

Property and equipment consisted of the following (in thousands) as of:

	June 30, 2011	December 31, 2010
Furniture and fixtures	$21	$21
Leasehold improvements	19	19
Computer equipment	57	55
Machinery and equipment	214	214
	311	309
Less: Accumulated depreciation	(96)	(58)
	$215	$251

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at June 30, 2011 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at June 30, 2011 are $1,283,000 deposits on three Attrius® PET systems sale orders and two used machines.

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (In thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands, except per share data)
Numerator
Basic and diluted loss	$(2,835)	$(6,393)	$(3,570)	$(9,658)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	789,738	579,529	787,048	495,417

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation:

	June 30, 2011	June 30, 2010
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	734,218	607,158
Convertible Series G Preferred Stock	19,200	2,920
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	188,083	215,063
Convertible debt	54,545	-
Common Stock Options	-	26,645
Preferred Stock Options	250,000	250,000

9.	Convertible Debentures

On April 26, 2011, the Company issued $1,300,000 of convertible debentures “(Convertible Debentures”) to certain investors (“Investors”). Interest accrues at the rate of eight percent per annum and is payable quarterly in cash.  The debentures mature on December 31, 2012.  In addition, the Company issued 6,500,000 warrants (“Warrants”), which entitle the Investors to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.03 per share and expiring on December 31, 2013.  The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting
Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debentures, the Warrants and the embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of issuance and allocated net proceeds initially to the Warrants based on a relative fair value fair value of the Convertible Debentures and the Warrants and then allocated the remaining proceeds to the embedded conversion derivative liability.  The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debentures less the allocation of the proceeds to the Warrants, which resulted in a debt discount of $1,300,000.  The debt is accreted to interest expense over the life of the Convertible Debentures.

The following is a summary of the proceeds from the issuance of the Convertible Debentures and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$1,300
Allocation of proceeds to warrants	(168)

Allocation of proceeds to embedded conversion derivative liability	(1,132)

Total	$-

Conversion of Convertible Debentures to Series B Shares
On May 26, 2011, the Investors converted $700,000 of the Convertible Debentures to 424,242 Series B preferred shares.  In connection with the conversion of these Convertible Debentures, the Company recognized interest expense of $700,000.

Convertible debentures as of June 30, 2011
During the three months ended June 30, 2011, the Company recognized $64,000 of interest expense on the Convertible Debentures still outstanding as of June 30, 2011(in thousands).

	June 30, 2011	December 31, 2010
Convertible debentures	$600	$—
Debt discount	(536)	—
Total convertible debentures	$64	$—

10.	Stockholders’ Deficit

2011
On February 15, 2011, the Company issued 3,000 shares of Series B preferred stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.04 per share. The Company recorded consulting fee expense of $12,000 for the issuance of the shares.

On April 6, 2011, the Company issued 300,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.04 per share. The Company recorded consulting fee expense of $12,000 for the issuance of the shares.

On May 27, 2011, the Company issued 12,300,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.029 per share. The Company recorded consulting fee expense of $357,000 for the issuance of the shares.

On June 21, 2011, the Company issued 11,500 shares of Series Preferred B stock to two unrelated parties for consulting services. On the date of issuance, the common stock had a fair market value of $0.03 per share. The Company recorded consulting fee expense of $33,000 for the issuance of the shares.

During the six months ended June 30, 2011, investors exercised warrants on preferred stock for which the Company received $325,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.  In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock, which were exercised at December 31, 2010, and recorded as receivable from warrants exercise at December 31, 2010.

2010
During the six months ended June 30, 2010, the Company issued 127,750,005 shares of common stock to unrelated investors for cash in the amount of $2,943,000.

During the six months ended June 30, 2010, investors converted 1,148,360 shares of Series B Preferred Stock into 114,836,000 shares of common stock. Investors also converted 33,191 shares of Series G Preferred stock into 3,319,100 shares of common stock.

During the six months ended June 30, 2010, the Company issued 42,150,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $5,439,000 for which the Company recorded consulting fee expense.

During the six months ended June 30, 2010, the Company issued 290,527 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $432,000 related to the issuance of the shares.

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

11.	Stock Options

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

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

12.	Related Party Transactions

During the six months ended June 30, 2011, the Company recognized cost of revenues of approximately $4,521,000 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture.  At June 30, 2011, the Company has recorded deposits totaling $560,000 to Neusoft.  At June 30, 2011, the Company also has a $250,000 receivable from Neusoft for certain excess freight charges owed, and has $218,000 payable to Neusoft for the purchase of an Attrius® PET system.

During the six months ended June 30, 2010, the Company recognized cost of revenues of approximately $577,000 related to the purchase of Attrius® PET systems from Neusoft.  During the six months ended June 30, 2010, the Company paid $200,000 of consulting fees to a related party.

13.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total Sales:
Medical equipment	$3,021	$934	$5,892	$1,401
Radiopharmaceuticals	-	-	-	-
Total Sales	$3,021	$934	$5,892	$1,401

Operating loss:
Medical equipment	$1,405	$6,469	$2,031	$9,570
Radiopharmaceuticals	85	-	157	-
Unallocated	75	631	112	676
Total operating loss	$1,565	$7,100	$2,300	$10,246

Total assets:	June 30, 2011	December 31, 2010
Medical equipment	$2,860	3,966
Radiopharmaceuticals	27	28
Unallocated	528	1,179
Total assets	$3,415	$5,173

14.	Subsequent Events:

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that the following were subsequent events required to be disclosed:

On June 10, 2011, the Company announced it had entered into a memorandum of understanding (MOU) with the City of Noblesville, Indiana, signifying its intention to relocate its corporate headquarters, research & development and product manufacturing facilities to Noblesville. Included in the MOU were economic incentives for the development of the Company’s cyclotron project.   On July 13, 2011, the Company announced that the Noblesville Common Council approved the resolution to offer the incentive package to the Company.

Under the terms of the resolution, the City of Noblesville will provide the Company with certain incentives, in the amount of up to $6,700,000 for the acquisition of economic development property. The $6,700,000 will come in the form of Economic Development Bonds, which utilizes tax increment from the project. The bonds will be issued in several series commensurate with Positron’s achievement of certain milestones in conjunction with the Company’s securing commitments of financing totaling $42,000,000. The City also agrees to support the project by pursuing the issuance of tax exempt Midwestern Disaster Area Bonds, which are non-recourse to the City, including but not limited to, supporting Positron in the designation of the Positron project site as a designated Midwestern Disaster Area by the Governor of Indiana. The Company has applied for $37,500,000 of Midwestern Disaster Area Bonds.

In addition to the bonds financing, Positron intends to seek capital through the private offering of a minority equity stake, of up to 49% in its cyclotron project, which will be developed in Positron Isotope Corporation, an Indiana corporation and a wholly owned subsidiary of Positron.

During the second quarter of 2011, the Company executed a non-binding Term Sheet (the “Term Sheet”) to purchase a Cyclone 70 cyclotron system, with related services, from Ion Beam Applications SA. (“IBA”). The cyclotron would be used at the Company’s planned facilities in Noblesville, Indiana.  The Term Sheet would become effective upon delivery by the Company of the downpayment, thereafter the Company and IBA shall negotiate terms for the purchase of the cyclotron.  If a final agreement is reached the deposit would be applied toward the device; otherwise, IBA would retain the deposit.  The Company is not legally obligated to the Term Sheet and there can be no assurance that the Company will execute a final agreement to purchase the cyclotron or that, if executed, such agreement will be on terms favorable to the Company.

On July 15, 2011, the Company’s Board of Directors and the holders of a majority of the Company’s Common Stock approved an amendment to the Company’s Certificate of Formation to increase the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share (the “Common Stock”) and 20,000,000 shares will be preferred stock (the “Preferred Stock”) par value $1.00 per share.

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

Positron Corporation (the “Company” or “Positron”) is a leading molecular imaging company providing innovative nuclear    medicine technologies and services that are reshaping the field of nuclear cardiology.  Through proprietary PET imaging systems and radiopharmaceutical solutions, Positron enables healthcare providers to more accurately diagnose disease, improve patient outcomes while practicing cost effective medicine.  Positron has gained significant traction in a diverse industry and continues their strong commitment to excellence and advancing cardiac imaging solutions.

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

Positron obtained 16 sales contracts for Attrius® systems and installed 5 in 2010, and 8 systems during the six months ended June 30, 2011. Attrius® systems are sold with PosiStar™, Customer Care Plans.

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

Currently cardiac drugs for SPECT imaging agents are prepared at centralized radiopharmacies. Positron’s PosiRx™ system enables a “virtual nuclear pharmacy” to be placed into physicians’ office, nuclear pharmacies, and hospital cardiology departments providing the ability and ease of use to produce a unit dose automatically with the reliability and control of an “in-house” supply and the necessary tools to comply with USP 797 regulations.

The PosiRx™ was developed as the first system of its kind to offer a complete and comprehensive automated solution for the preparation and dispensing of radiopharmaceuticals.

The PosiRx™ system was introduced in March of 2011 to the American Pharmacist Association Annual Meeting & Exposition and in April 2011 at the American College of Cardiology Annual Conference. The Company has a co-development agreement to develop and custom manufacture automated nuclear pharmacy equipment that functions with Covidien radiopharmaceutical products. The PosiRx™ system has successfully completed testing of key criteria required for validation at the New Mexico Center for Isotopes in Medicine at the University of New Mexico (“UNM”).  In addition to the “beta” unit that was tested at UNM, initial, commercial systems have been fully constructed and tested at the Positron facilities in Fisher’s Indiana, these systems are targeted for placement at customer sites.

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

Positron expects initial revenue from the sale of indium 111In Oxyquinoline (Indium Oxine), an approved generic radiopharmaceutical widely used for the radio-labeling of blood cells. Positron will initially produce and market a radiochemical grade of Indium Oxine and will increase its radiopharmaceutical product offerings as the Company expands into additional markets.  Positron filed an amendment to its existing NRC license to allow this site to manufacture and ship radiochemical products to customers.  Approval of this amendment is expected in the third quarter of 2011.

Currently the Company sells its Attrius® PET system with clinical and technical customer care services to cardiology practices and hospitals. Positron plans to enhance its market position by capitalizing on these relationships to combine its unique proprietary equipment with an innovative offering of medical devices and radiopharmaceuticals directly to the end customer.

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 30, 2011 and 2010

The Company experienced a net loss of $2,835,000 for the three months ended June 30, 2011 compared to a net loss of $6,393,000 for the three months ended June 30, 2010.  The decrease in the current three month period as compared to the same period last year is attributed primarily to lower stock based compensation charges.

Revenues - Revenues for the three months ended June 30, 2011 were $3,021,000 as compared to $934,000 for the three months ended June 30, 2010. Systems sold during the three months ended June 30, 2011 were $2,875,000 while system sales for the same period in 2010 were $721,000. Service revenue was $146,000 and $167,000 for the three months ended June 30, 2011 and 2010, respectively. Sales of PET systems during the three months ended June 30, 2011 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended June 30, 2011 and 2010 was $(68,000) and $15,000, respectively. During the three months ended June 30, 2011, the Company deferred $246,000 of revenue related to warranty on the sale of equipment which will be recognized into revenue over 12 months, which is the warranty term provided for by the Company.  In addition, during the three months ended June 30, 2011, the Company recognized $140,000 of revenue related to warranty on the sale of equipment which occurred prior to June 30, 2011.

Operating Expenses - Operating expenses for the three months ended June 30, 2011 were $1,497,000 compared to $7,115,000 for the three months ended June 30, 2010.

Research and development costs for the three months ended June 30, 2011 were $327,000 compared to $166,000 for the three months ended June 30, 2010. Research and development costs for the three months ended June 30, 2011 included mostly payroll, contract labor and consulting fees for the development of the PosiRx™, automated radiopharmaceutical system. A portion of the costs include radiopharmaceutical research and development activity at the Company’s Crown Point, Indiana facility.

Sales and marketing expense for the three months ended June 30, 2011 and 2010 were $344,000 and $248,000, respectively. Sales and marketing expenses for the three months ended June 30, 2011 include salaries and commissions of approximately $130,000, advertising expense of $43,000 and trade show expenses of $113,000. Sales and marketing expenses for the three months ended June 30, 2010 includes salaries and commissions of approximately $142,000, advertising expense of $25,000 and trade show expenses of $38,000.

General and administrative expenses during the three months ended June 30, 2011 were $826,000 as compared to $6,701,000 for the three months ended June 30, 2010. During the three months ended June 30, 2011, these expenses consisted principally of $159,000 of payroll expense, $474,000 of consulting expense, and $61,000 of legal and professional fees. General and administrative expenses during the three months ended June 30, 2010 were 6,701,000 and principally consisted of stock based compensation totaling 5,592,000, $591,000 of consulting expense, $103,000 of legal and professional fees and $100,000 of payroll expense.

Other Income (Expenses) - Interest expense was $777,000 for the three months ended June 30, 2011 and includes the $700,000 for the accretion of convertible debentures upon conversion to Series B Preferred stock as well as $64,000 for the accretion of the convertible debentures discount, and $13,000 for interest payable on the convertible debentures. The Company also recognized derivative losses of $493,000 on the embedded conversion derivative liability during the three months ended June 30, 2011.

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

Comparison of the Results of Operations for the Six Months ended June 30, 2011 and 2010

The Company experienced a net loss of $3,570,000 for the six months ended June 30, 2011 compared to a net loss of $9,658,000 for the six months ended June 30, 2010.  The decrease in the current six month period as compared to the same period last year is attributed primarily to stock based compensation charges during the six months ended June 30, 2010.

Revenues - Revenues for the six months ended June 30, 2011 were $5,892,000 as compared to $1,401,000 for the six months ended June 30, 2010. PET systems sold during the six months ended June 30, 2011 were $5,486,000 compared to $939,000 for the same period in 2010, accounting for the significant increase in revenues. Sales of PET systems during the six  months ended June 30, 2011 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the six months ended June 30, 2011 and 2010 was $360,000 and $299,000, respectively. During the six months ended June 30, 2011, the Company deferred $460,000 of revenue related to warranty on the sale of equipment which will be recognized into revenue over 12 months, which is the warranty term provided for by the Company.  In addition, during the six months ended June 30, 2011, the Company recognized $216,000 of revenue related to warranty on the sale of equipment which occurred prior to June 30, 2011. Gross margin for the six months ended June 30, 2011 was positively impacted from recording a $250,000 receivable for certain excess freight charges owed from Neusoft.

Operating Expenses - Operating expenses for the six months ended June 30, 2011 were $2,660,000 compared to $10,545,000 for the six months ended June 30, 2010.

Research and development costs for the six months ended June 30, 2011 were $661,000 compared to $287,000 for the six months ended June 30, 2010.  Research and development costs for the six months ended June 30, 2011 included included mostly payroll, contract labor and consulting fees for the development of the PosiRx™, automated radiopharmaceutical system. A portion of the costs include radiopharmaceutical research and development activity at the Company’s Crown Point, Indiana facility.

Sales and marketing expense for the six months ended June 30, 2011 and 2010 were $667,000 and $458,000, respectively.  During 2010, the Company eliminated most of the sales and marketing spend until such time as Attrius™ Cardiac PET system was approved by FDA.  Sales and marketing expenses for the six months ended June 30, 2011 include salaries and commissions of approximately $288,000, advertising expense of $93,000 and trade show expenses of $187,000.

General and administrative expenses during the six months ended June 30, 2011 were $1,332,000 as compared to $9,800,000 for the six months ended June 30, 2010. The significant decrease is attributable to lower stock based compensation in 2011.  The Company recorded stock compensation of $414,000 during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and recorded stock compensation of $5,870,000 during the six months ended June 30, 2010.

Other Income (Expenses) - Interest expense was $777,000 for the six months ended June 30, 2011 and includes the $700,000 for the accretion of convertible debentures upon conversion to Series B Preferred stock as well as $64,000 for the accretion of the convertible debentures discount on outstanding debt, and $13,000 for interest payable on the convertible debentures. Interest expense for the six months ended June 30, 2010 was $43,000 and related to the note payable due for the Dose Shield acquisition. This note was paid in full in May 2010

Liquidity and Capital Resources

At June 30, 2011, the Company had current assets of $3,086,000 and current liabilities of $3,525,000 compared to December 31, 2010 when the Company had current assets and current liabilities of $4,789,000 and $5,259,000 respectively. Total assets at June 30, 2011 were $3,415,000 compared to $5,173,000 at December 31, 2010. Total liabilities were $4,331,000 and $5,259,000 at June 30, 2011 and December 31, 2010, respectively.

Cash and cash equivalents at June 30, 2011 were $496,000 compared to $1,141,000 at December 31, 2010. Accounts receivable was $1,252,000 at June 30, 2011 compared to $514,000 at December 31, 2010.

Current liabilities include accounts payable and accrued expenses of $1,086,000. Customer deposits of $1,952,000 include $1,283,000 of deposits for three Attrius® PET systems, two used machines and approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems.

Net cash used in operating activities was $2,518,000 and $3,201,000 for the six months ended June 30, 2011 and 2010, respectively.

Net cash used in investing activities were $2,000 and $132,000 for the six months ended June 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $1,875,000 and $6,579,000 for the six months ended June 30, 2011 and 2010, respectively.

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

During 2011, the Company and its third party consultant, which prepares the financial statements, implemented formal procedures whereby significant accounting transactions and the accounting treatment of such transactions is discussed and documented monthly.  The Company anticipates this will allow for the adequate reporting/consideration of complex accounting issues and will remediate the related material weakness.

The Company intends to form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.  The Company anticipates that this action will remediate the related material weakness.

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

During 2011, the Company and its third party consultant, which prepares the financial statements, implemented formal procedures whereby significant accounting transactions and the accounting treatment of such transactions is discussed and documented monthly.  The Company anticipates this will allow for the adequate reporting/consideration of complex accounting issues and will remediate the related material weakness.

There have not been any other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6 and May 27, 2011, the Company issued 300,000 and 2,300,000 shares of common stock, respectively, to two, unrelated parties for consulting services.

On May 26, 2011, the Company issued 424,242 Series B Convertible Preferred Stock upon the conversion of certain convertible debentures in the aggregate amount of $700,000.

On June 21, 2011, the Company issued 11,500 shares of Series Preferred B stock to two unrelated parties for consulting services.

During the six months ended June 30, 2011, the Company issued 10,000,000 shares of common stock to an unrelated third party.

During the six months ended June 30, 2011, warrantholders exercised warrants on preferred stock for which the Company received $325,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

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

POSITRON CORPORATION

Date: August 12, 2011	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: August 12, 2011	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)