Form 10-K/A
period 2010-12-31
POSITRON CORP
filed 2011-09-15
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

• ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2010: $66,598,674.As of March 31, 2011 there were 784,727,497 shares of the Registrant's common stock, $.01 par value outstanding.

Explanatory Note:  The purpose of this Amendment on Form 10-K/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosures concerning our beneficial ownership and to revise certain other items therein.

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

Item 1A.  Risk Factors

Risks Associated with Business Activities

History of Losses .    To date the Company has been unable to sell its systems in quantities sufficient to be operationally profitable.  Consequently, the Company has sustained substantial losses.  During the year ended December 31, 2010, the Company had a net loss of approximately $10,923,000, compared to a net loss of $5,749,000 during 2009.  At December 31, 2010, the Company had an accumulated deficit of approximately $102,252,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained.  Due to the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year.  The opinion of the Company’s independent auditors for the year ended December 31, 2010 expressed doubt as to the Company’s ability to continue as a going concern.  The Company will need to obtain additional capital  and increase system sales to become profitable.

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

Substantial Competition and Effects of Technological Change .  The industry in which the Company is engaged is subject to rapid and significant technological change.  There can be no assurance that Company’s systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive.  Many of our competitors enjoy significant competitive advantages over us, including: greater name recognition; greater financial, technical and service resources; established relationships with healthcare professionals; established distribution networks; additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. There can be no assurance that the Company will be able to compete successfully against any of its competitors.

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

Patents and Proprietary Technology .  The Company holds certain patent and trade secret rights relating to various aspects of its technologies, which are of material importance to the Company and its future prospects.  Our pending U.S. and foreign patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that the Company’s products will not infringe on any patents of others. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

No Dividends .  The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

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

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total

Patrick G. Rooney,	2010	$135,000	-	-	$700,000	-	-	$835,000
Chief Executive Officer	2009	$100,000	-	-	-	-	-	$100,000

Joseph G. Oliverio,	2010	$160,000	-	-	$550,000	-	-	$710,000
Chief Technical Officer	2009	$150,000	-	-	-	-	-	$150,000

Corey N. Conn,	2010	$135,000	-	-	$550,000	-	-	$685,000
Chief Financial Officer	2009	$100,000	-	-	-	-	-	$100,000

Timothy M. Gabel,	2010	$135,000	-	-	$365,000	-	-	$500,000
Vice President Engineering and Service	2009	$100,000	-	-	-	-	-	$100,000

John Zehner,	2010	$111,538	-	-	-	-	-	$111,538
Executive Vice President	2009	$100,000	-	-	-	-	-	$100,000

Scott Stiffler,	2010	$125,000	-	-	-	-	-	$125,000
Vice President of Pharmaceuticals	2009	$100,000	-	-	-	-	-	$100,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name of Beneficial Owner	Title of Class	Beneficial Ownership (a)	Number of Shares Subject to Options, Warrants and Convertible Preferred Stock Exercisable		Percent of Class (b)
Solaris Opportunity Fund, L.P. (c)	Common	5,300,000	0		47.1%
	Series B Preferred	1,142,741.4	114,274,140		12.5%
	Series S Preferred	100,000	1,000,000,000		100%
Imagin Diagnostic Centres, Inc. (d)	Common	750,000	0		13.6%
	Series B Preferred	3,347,502	334,750,200		36.5%
Joseph G. Oliverio	Common	0	55,000,000	(e)	7.02%
Sachio Okamura	Common	0	25,000	(f)	* %
Patrick G. Rooney	Common	0	70,000,000	(g)	8.94%
Dr. Anthony C. Nicholls	Common	0	15,000	(h)	* %
Corey N. Conn	Common	0	55,000,000	(i)	7.02%
Timothy M. Gabel	Common	0	365,000	(j)	* %
All Directors and Executive Officers as a Group	Common	0	180,405,000		23.5%

*   Does not exceed 1% of the referenced class of securities.

(a)        Security ownership is direct unless indicated otherwise.  Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)        Calculation refers to Common Stock, based on 782,727,497 shares of Common Stock outstanding, 1.  The percentage of outstanding Common Stock assumes full conversion of Convertible Series A, B, and S Preferred Stock into Common Stock and is based on 782,727,497 shares of Common Stock outstanding, 9,168,444 shares of Series B Convertible Preferred Stock outstanding, assumes all of the 2,500,000 Series B stock options are exercised, and 100,000 shares of Series S Preferred Stock outstanding as of December 31, 2010. The Series A converts into a number of fully paid and non-assessable shares of Common Stock equal to one share of Common Stock.  Series B converts to into a number of fully paid and non-assessable shares of Common Stock equal to one hundred (100) shares of Common Stock.  The Series S converts into a number of fully paid and non-assessable shares of Common Stock equal to the number of Series S Preferred Stock being converted multiplied by Ten Thousand (10,000).

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

The Company's Chief Executive Officer and Chairman, Patrick G. Rooney, failed to file a report on Form 4 covering the issuance of 700,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed.

The Company's Chief Financial Officer and Director, Corey N. Conn, failed to file a report on Form 3 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's Vice President of Pharmaceuticals, Scott M. Stiffler, failed to file a report on Form 3 covering his status from January 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's Vice President of Engineering & Services, Timothy M. Gabel, failed to file a report on Form 3 covering the issuance of 365,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's President and Director, Joseph G. Oliverio, failed to file a report on Form 4 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed.

Imagin Diagnostic Centres, Inc., a ten percent shareholder of the Company, has failed to file reports on Form 3 and Form 4 covering the acquisition and status to it for the periods of January 1, 2004 through the filing of this amended report.

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

POSITRON CORPORATION

Date: September 13, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

By:	/s/ Joseph G. Oliverio
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
(Formerly Frank L. Sassetti & Co.)

March 31, 2011

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$1,141	$165
Accounts receivable, net of allowance for doubtful accounts of $- and $16	514	74
Inventories	622	615
Due from affiliates	-	69
Prepaid expenses	28	-
Deposits – Attrius® systems	2,484	-
Total current assets	4,789	923

Property and equipment, net	251	56
Deferred rent	111	-
Other assets	22	9
Total assets	$5,173	$988

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$803	$3,200
Customer deposits	4,203	669
Notes payable	-	575
Convertible notes payable	-	1,323
Unearned revenue	253	51
Due to affiliates	-	25
Derivative liabilities for convertible debentures	-	2,104
Total current liabilities	5,259	7,947

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 6,668,444 and 6,729,421 shares outstanding	6,361	6,413
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 and 62,391 shares outstanding	19	62
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 782,727,497 and 391,023,773 shares outstanding.	7,511	3,910
Additional paid-in capital	88,126	73,568
Other comprehensive income	(143)	(125)
Receivable for exercise of warrants	(250)	-
Accumulated deficit	(102,252)	(91,329)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(86)	(6,959)
Total liabilities and stockholders’ deficit	$5,173	$988

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

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009
(In thousands, except share data)
(Continued)

	Additional Paid- In Capital	Receivable for exercise of warrants	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares	Amount	Total

Balance December 31, 2008	$70,686	-	$(44)	$(85,580)	60,156	$(15)	$(6,550)

Net loss	-	-	-	(5,749)	-	-	(5,749)

Stock based compensation	258	-	-	-	-	-	258

Conversion of Series B to common stock	-	-	-	-	-	-	-

Issuance of common stock for cash	1,228	-	-	-	-	-	1,933

Issuance of common stock for services	1,093	-	-	-	-	-	1,348

Issuance of common stock for debt settlement	4	-	-	-	-	-	8

Stock options exercised	1	-					1

Issuance of Series B and warrants for cash	389	-	-	-	-	-	1,699

Issuance of Series B for services	-	-	-	-	-	-	90

Issuance of Series B for settlement of notes payable	(9)	-	-	-	-	-	84

Conversion of Series G to common stock and paid in capital reclassification	(82)	-	-	-	-	-	-

Change in foreign currency Translation loss	-	-	(81)	-	-	-	(81)

Balance December 31, 2009	$73,568	-	$(125)	$(91,329)	60,156	$(15)	$(6,959)

	Additional Paid- In Capital	Receivable for exercise of warrants	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares	Amount	Total

Net loss	-	-	-	(10,923	-	-	(10,923

Stock based compensation	2,500	-	-	-	-	-	2,500

Conversion of Series B to common stock	-	-	-	-	-	-	-

Issuance of common stock for cash	3,084	-	-	-	-	-	4,012

Issuance of common stock for services	5,808	-	-	-	-	-	6,346

Exercise of Series B	(26)	-	-	-	-	-	-

Exercise of warrants	873	-	-	-	-	-	1,685

Issuance of Series B for cash	1,575	-	-	-	-	-	2,000

Issuance of Series B for services	149	-	-	-	-	-	441

Issuance of Common Stock for Note Payable	595	-					680

Series B issued for post-acquisition payment	-	-	-	-	-	-	400

Conversion of Series G to common stock	-	-	-	-	-	-	-

Receivable from warrants exercise	-	(250)	-	-	-	-	(250)

Change in foreign currency Translation loss	-	-	(18)	-	-	-	(18)

Balance December 31, 2010	$88,126	(250)	$(143)	$(102,252)	60,156	$(15)	$(86)

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

10 .	Secured Convertible Notes Payable

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