Form 10-K/A
period 2009-12-31
POSITRON CORP
filed 2011-09-26
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 5

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

As of December 31, 2009, the Company's Chief Executive Officer and Chairman, Patrick G. Rooney, failed to file a report on Form 4 covering the issuance of 700,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed.

As of December 31, 2009, the Company's Chief Financial Officer and Director, Corey N. Conn, failed to file a report on Form 3 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

As of December 31, 2009, the Company's Vice President of Pharmaceuticals, Scott M. Stiffler, failed to file a report on Form 3 covering his status from January 2010 through May 11, 2011, the date the Form 3 was filed.

As of December 31, 2009, the Company's Vice President of Engineering & Services, Timothy M. Gabel, failed to file a report on Form 3 covering the issuance of 365,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

As of December 31, 2009, the Company's President and Director, Joseph G. Oliverio, failed to file a report on Form 4 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed.

As of December 31, 2009, Imagin Diagnostic Centres, Inc., a ten percent shareholder of the Company, has failed to file reports on Form 3 and Form 4 covering the acquisition and status to it for the periods of January 1, 2004 through the filing of this amended report.

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

POSITRON CORPORATION

Date: September 23, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Signature	Title	Date

/s/ Patrick G. Rooney	Chief Executive Officer and Chairman of the Board	September 23,
Patrick G. Rooney.	(principal executive officer)	2011

/s/ Corey N. Conn	Chief Financial Officer	September 23,
Corey N. Conn	(principal financial officer)	2011

/s/ Joseph G. Oliverio	Chief Technology Officer and Director	September 23,
Joseph G. Oliverio		2011

/s/ Dr. Anthony C. Nicholls	Director	September 23,
Dr. Anthony C. Nicholls		2011

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