Form 10-Q
period 2011-09-30
POSITRON CORP
filed 2011-11-14
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    September 30, 2011

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

9715 Kincaid Boulevard, Suite 1000, Fishers, Indiana	46038
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 11, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	797,827,497

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$194	$1,141
Accounts receivable	1,215	514
Inventories	798	622
Prepaid expenses	71	28
Deposits – Attrius® PET systems	560	2,484
Total current assets	2,838	4,789

Property and equipment, net	202	251
Deferred rent	85	111
Other assets	30	22
Total assets	$3,155	$5,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,434	$803
Customer deposits	1,952	4,203
Unearned revenue	297	253
Total current liabilities	3,683	5,259

Convertible debenture, net	173	—
Embedded conversion derivative liabilities	1,267	—
Total liabilities	5,123	5,259

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 shares issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 7,615,186 and 6,668,444 shares issued and outstanding	7,307	6,361
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 and 19,200 shares issued and outstanding	19	19
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 797,827,497 and 782,727,497 shares outstanding.	7,662	7,511
Additional paid-in capital	89,970	88,126
Other comprehensive income	(143)	(143)
Receivable for exercise of warrants	(50)	(250)
Accumulated deficit	(107,275)	(102,252)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(1,968)	(86)
Total liabilities and stockholders’ deficit	$3,155	$5,173

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:	$482	$1,013	$6,374	$2,414

Costs of revenues:	501	1,126	6,033	2,141

Gross profit (loss)	(19)	(113)	341	273

Operating expenses:
Research and development	401	417	1,062	881
Selling and marketing	221	343	888	779
General and administrative	459	1,761	1,791	11,493

Total operating expenses	1,081	2,521	3,741	13,153

Loss from operations	(1,100)	(2,634)	(3,400)	(12,880)

Other income (expense)
Interest expense	(123)	—	(900)	(43)
Derivative losses	(230)	2,104	(723)	2,104
Other income	—	824	—	1,455

Total other income (expense)	(353)	2,928	(1,623)	3,516

Income (loss) before income taxes	(1,453)	294	(5,023)	(9,364)

Income taxes	—	—	—	—

Net income (loss)	$(1,453)	$294	$(5,023)	$(9,364)

Other comprehensive income
Foreign currency translation loss	—	(29)	—	(17)

Comprehensive income (loss)	$(1,453)	$265	$(5,023)	$(9,381)

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.01)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	797,751	755,595	790,653	582,766

See accompanying notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(5,023)	$(9,364)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	57	24
Derivative losses (gains)	723	(2,104)
Common stock issued for services	386	6,284
Preferred stock issued for services	54	441
Deferred rent	26	(119)
Accretion of interest	873	—
Stock based compensation	—	2,500
Preferred stock issued for post-acquisition contingent payment	—	400
Forgiveness of interest	—	(367)
Settlement of accounts payable	—	(986)
Forgiveness of accrued compensation	—	(103)
Bad debt expense	—	34
Inventory reserve	—	239
Changes in operating assets and liabilities:
Accounts receivable	(701)	(230)
Inventories	(176)	(221)
Prepaid expenses	(43)	(65)
Other assets	1,916	(13)
Accounts payable and accrued liabilities	631	(748)
Customer deposits	(2,251)	1,592
Deposits	—	(1,957)
Unearned revenue	44	88

Net cash used in operating activities	(3,484)	(4,675)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(196)

Net cash used in investing activities	(8)	(196)

Cash flows from financing activities:
Advance from related party	—	(575)
Proceeds from convertible debt	1,700	—
Payment of convertible note	—	(1,000)
Proceeds from common stock	—	5,131
Deposits for unissued securities	—	2,016
Repayments of advances to affiliated entities	—	39
Proceeds from exercise of warrants	845	—

Net cash provided by financing activities	2,545	5,611

Effect of exchange rate changes on cash and cash equivalents	—	(17)

Net increase (decrease) in cash and cash equivalents	(947)	723

Cash and cash equivalents, beginning of period	1,141	165

Cash and cash equivalents, end of period	$194	$888

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	—	—

Non-cash disclosures
Conversion of Series B Preferred Stock to common stock	$20	$1,324
Conversion of Series G Preferred Stock to common stock	$—	$33
Payment of convertible notes payable and accrued interest with common stock	$—	$680
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$1,700	$—
Conversion of Convertible Debentures to Series B Preferred stock	$700	$—
Conversion of embedded conversion derivative liability to paid in capital	$883	$—

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

Debt discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt.  The debt discount attributable to the warrants issued with convertible debentures during the nine months ended September 30, 2011 was $273,000.  The debt discount attributable to the embedded conversion derivative liability was $1,427,000 during the nine months ended September 30, 2011.

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

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011(in thousands):

	September 30, 2011	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,267	$-	$-	$1,267

The following table reconciles, for the nine months ended September 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2010	$-
Fair value of embedded conversion derivative liabilities at issuance	1,427
Reductions in fair value due to conversion of Convertible Debentures to Series B Preferred Stock	(883)
Loss on fair value adjustments to embedded conversion derivative liabilities	723
Balance of embedded conversion derivative liabilities at September 30, 2011	$1,267

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.  Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid in capital.  Since the fair value of the embedded conversion derivative liability exceeded the carrying value of the convertible debentures on the issuance date, the convertible debentures were recorded at a full discount. The Company recognizes expense for accretion of the convertible debentures discount over the term of the notes. The Company has considered the provisions of ASC 480,  Distinguishing Liabilities from Equity , as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $107,275,000 and a stockholders’ deficit of $1,968,000 at September 30, 2011. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience a significant increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radiopharmaceuticals through PosiRx™, its automated radiopharmaceutical system and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company had cash and cash equivalents of $194,000 at September 30, 2011. At the same date, the Company had accounts payable and accrued liabilities of $1,434,000 at September 30, 2011. Working capital requirements for the upcoming year may reach beyond our current cash balances. As the Company executes its plans for expansion, it may increase sales and services to meet business operations however it may also continue to raise funds as required through equity and debt financing to sustain business operations if necessary. The Company expects to achieve sufficient revenues or raise sufficient funds to sustain business operations; however, no assurance can be given.

4.	Deposits - Attrius® PET systems

At September 30, 2011, the Company had $560,000 in deposits paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® PET systems for which the Company has sales contracts on three Attrius® PET systems.

5.	Inventories

Inventories consisted of the following (in thousands) as of:

	September 30, 2011	December 31, 2010
Finished systems	$150	$120
Raw materials and service parts	383	379
Work in progress	632	490
	1,165	989
Less: Reserve for obsolete inventory	(367)	(367)
	$798	$622

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of September 30, 2011 and December 31, 2010.

6.	Property and equipment

Property and equipment consisted of the following (in thousands) as of:

	September 30, 2011	December 31, 2010
Furniture and fixtures	$27	$21
Leasehold improvements	19	19
Computer equipment	57	55
Machinery and equipment	214	214
	317	309
Less: Accumulated depreciation	(115)	(58)
	$202	$251

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at September 30, 2011 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at September 30, 2011 are $1,283,000 deposits on three Attrius® PET systems sale orders and two used machines.

8.	Income (Loss) Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (In thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands, except per share data)
Numerator
Basic and diluted income (loss)	$(1,453)	$294	$(5,023)	$(9,364)

Denominator
Basic and diluted earnings per share- weighted average shares outstanding	797,751	755,595	790,653	582,766

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.01)	$(0.02)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation:

	September 30, 2011	September 30, 2010
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	761,519	608,859
Convertible Series G Preferred Stock	1,920	2,920
Convertible Series S Preferred Stock	1,000,000	1,000,000
Stock Warrants	169,583	238,563
Convertible debt	102,643	-
Common Stock Options	-	26,450
Preferred Stock Options	250,000	250,000

9.	Convertible Debentures

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

On August 17, 2011 and September 28, 2011,  the Company issued $200,000 and $200,000, respectively of convertible debentures “(Convertible Debt”) to certain investors (“Debt Investors”). Interest accrues at the rate of eight percent per annum and is payable quarterly in cash.  The debentures mature on December 31, 2012.  In addition, the Company issued 8,500,000 warrants (“$0.01 Warrants”), which entitle the Debt Investors to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013.  The Debt Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting
Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debt, the $0.01 Warrants and the embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of issuance and allocated net proceeds initially to the $0.01 Warrants based on a relative fair value fair value of the Convertible Debt and the $0.01 Warrants and then allocated the remaining proceeds to the embedded conversion derivative liability.  The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debt less the allocation of the proceeds to the $0.01 Warrants, which resulted in a debt discount of $400,000.  The debt is accreted to interest expense over the life of the Convertible Debt.

The following is a summary of the proceeds from the issuance of the Convertible Debt and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$400
Allocation of proceeds to $0.01 warrants	(105)

Allocation of proceeds to embedded conversion derivative liability	(295)

Total	$-

Conversion of Convertible Debentures to Series B Shares
On May 26, 2011, the Investors converted $700,000 of the Convertible Debentures to 424,242 Series B preferred shares.  In connection with the conversion of these Convertible Debentures, the Company recognized interest expense of $700,000.

Convertible debentures as of September 30, 2011
During the three months and nine months ended September 30, 2011, the Company recognized $64,000 and $173,000, respectively of interest expense on the Convertible Debentures still outstanding as of September 30, 2011(in thousands).

	September 30, 2011	December 31, 2010
Convertible debentures – face value	$1,000	$—
Debt discount	(827)	—
Total convertible debentures, net	$173	$—

10.	Stockholders’ Deficit

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

During the nine months ended September 30, 2011, investors exercised warrants on preferred stock for which the Company received $595,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.  In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock, which were exercised at December 31, 2010, and recorded as receivable from warrants exercise at December 31, 2010.

On July 15, 2011, the Company issued 500,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.034 per share. The Company recorded consulting fee expense of $17,000 for the issuance of the shares.

On August 2, 2011, the Company issued 3,000 shares of Series B stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.03 per share. The Company recorded consulting fee expense of $9,000 for the issuance of the shares.

2010
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

At September 30, 2010, the Company had deposits of $2,016,000 from investors for equity securities that were not yet issued. The amount is recorded as a non-current liability at September 30, 2010.

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

During the nine months ended September 30, 2011, the Company recognized cost of revenues of approximately $4,521,000 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture.  At September 30, 2011, the Company has recorded deposits totaling $560,000 to Neusoft for three machines.  At September 30, 2011, the Company also has a $250,000 receivable from Neusoft for certain excess freight charges owed, and has $218,000 payable to Neusoft for the purchase of an Attrius® PET system.  The Company continues to pursue collection of the $250,000 receivable from Neusoft and does not believe a bad debt reserve is needed for the receivable at this time as the Company believes the balance is fully collectible and contractually owed.

During the nine months ended September 30, 2010, the Company recognized cost of revenues of $1,317,679 related to the purchase of Attrius® PET systems from Neusoft.  During the nine months ended September 30, 2010, the Company paid $200,000 of consulting fees to a related party.

13.	Commitments

On July 7, 2011, the Company entered into an operating lease with a third party for space for warehousing and medical device assembly at a building in Fishers, Indiana.  The Company will be required to make payments of $5,083 each month from December 1, 2011 through November 13, 2013, and $5,287 from December 1, 2013 through November 30, 2016.

14.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total Sales:
Medical equipment	$482	$1,013	$6,374	$2,414
Radiopharmaceuticals	-	-	-	-
Total Sales	$482	$1,013	$6,374	$2,414

Operating loss:
Medical equipment	$912	$2511	$2,946	$12,081
Radiopharmaceuticals	150	-	307	-
Unallocated	38	123	147	799
Total operating loss	$1,100	$2,634	$3,400	$12,880

Total assets:	September 30, 2011	December 31, 2010
Medical equipment	$2,906	3,966
Radiopharmaceuticals	26	28
Unallocated	223	1,179
Total assets	$3,155	$5,173

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

General

Attrius® PET System

Positron has experienced a significant increase in sales with the introduction of the Attrius® PET imaging system. Positron’s Attrius® was developed as a high quality, less expensive, molecular imaging device that will accommodate the growth in molecular imaging and specifically the need by nuclear cardiologists.  The Attrius® is the only dedicated PET imaging system on the market. The Attrius® received Food and Drug Administration 510K approval in April 2009 and has been marketed in the U.S. since March 2010. The Company believes that the future of nuclear cardiology is PET and that there is an opportunity for Positron to capture significant market share with an efficient and economical dedicated PET imaging system optimized for cardiac imaging.

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

Positron achieved significant advancements on the Company’s new state-of-the-art coronary flow reserve (CFR) software, developed in collaboration with the University of Texas. Positron expects to offer this software in conjunction with the Attrius® starting Q2 2012. The CFR software, a clear differentiator and advantage for Positron, was developed by leading cardiologist and industry luminary Dr. K. Lance Gould and is considered to be a key driver in the upcoming growth in cardiac PET.

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

Positron obtained 16 sales contracts for Attrius® systems and installed 5 in 2010, and 8 systems during the nine months ended September 30, 2011. Attrius® systems are sold with PosiStar™, Customer Care Plans.

Sales of PET systems during 2011 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to the accelerator maintenance and limited production capacity of the isotope Sr-82.  In addition, in July 2011, Bracco Diagnostics issued a voluntary recall of its Sr-82/Rb-82 generators for additional testing. In October 2011, Bracco informed its customers that it anticipated a limited and progressive reintroduction of the product to commence in the 1st or 2nd quarter of 2012.

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

The PosiRx™ system was introduced in March of 2011 to the American Pharmacist Association Annual Meeting & Exposition and in April 2011 at the American College of Cardiology Annual Conference. The Company has a co-development agreement to develop and custom manufacture automated nuclear pharmacy equipment that functions with Covidien radiopharmaceutical products. The PosiRx™ system has successfully completed testing of key criteria required for validation at the New Mexico Center for Isotopes in Medicine at the University of New Mexico (“UNM”).  In addition to the “beta” unit that was tested at UNM, initial, commercial systems have been fully constructed and tested at the Positron facilities in Fisher’s Indiana.

Three pilot systems are currently scheduled to be installed with leading nuclear cardiology luminaries and a nuclear pharmacy outside the U.S. To better meet market demand, Positron intends to implement two different revenue models: 1) lease and service PosiRx systems to practices/hospitals handling their own radiopharmaceutical consumables, and 2) sell radiopharmaceutical consumables directly to practices/hospitals through PosiRx systems installed there.

Positron made significant advancements on a proprietary automated quality control module for the PosiRx system, including patent filing for a proprietary method of testing Tc-99m compounds for radiochemical purity. The module is currently in beta prototype testing and is expected to be available by the end of 2011.

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

Positron expects initial revenue from the sale of indium 111In Oxyquinoline (Indium Oxine), an approved generic radiopharmaceutical widely used for the radio-labeling of blood cells. Positron will initially produce and market a radiochemical grade of Indium Oxine and will increase its radiopharmaceutical product offerings as the Company expands into additional markets.  Positron filed an amendment to its existing NRC license to allow this site to manufacture and ship radiochemical products to customers.  Approval of this amendment is expected in the fourth quarter of 2011.

Isotopes manufacturing

Positron has been working on execution of a business plan to build and operate a high energy cyclotron facility to be used primarily for production of medical isotopes for diagnostic imaging and radiotherapy. The proposed facility will be equipped with a 70MeV cyclotron and be unique in that it is capable of producing isotopes that are not available or have very limited availability from other commercial sources in the United States. Positron intends to couple a cyclotron with a material processing facility, isotope target manufacturing, drug manufacturing and Positron’s expanding equipment-manufacturing operations.

The project is planned to be implemented through a wholly owned subsidiary, Positron Isotopes Corporation.  Positron executed an agreement with IBA Molecular, of Belgium, to manufacture a 70 MeV cyclotron and contracted American Structurepoint Inc. to design the first facility.  The facility will be located in the city of Noblesville, Indiana, concurrent with the relocation of Positron’s corporate headquarters and manufacturing.

On July 12, 2011, the Noblesville City Council approved to provide Positron with $6.7 million in economic incentives through the issuance of long-term Economic Development Tax Increment Revenue Bonds.  On September 6, 2011, the Indiana Economic Development Corporation awarded $38 million of tax-exempt Midwestern Disaster Area Bonds to Positron Corporation.

The major isotope to be produced is Sr-82 that is currently in short supply in the world and produced in the U.S. only by the DOE national laboratories. The isotope is used as a parent isotope for production of Rb-82 in Sr-82/Rb-82 generators for PET myocardial perfusion imaging. This would allow Positron to have a complete integrated value chain that includes radioisotope production, generator distribution, unit dose delivery of the radiopharmaceutical and sale of the PET imaging equipment (Attrius®).

Results of Operations

Comparison of the Results of Operations for the Three Months ended September 30, 2011 and 2010

The Company experienced a net loss of $1,453,000 for the three months ended September 30, 2011 compared to a net income of $265,000 for the three months ended September 30, 2010.  The decrease in the net income for the current three month period as compared to the same period last year is attributed primarily to the other income recognized during the three months ended September 30, 2010 (the forgiveness of accounts payable and the gain related to the retirement of the derivative liability) which did not occur in 2011.

Revenues - Revenues for the three months ended September 30, 2011 were $482,000 as compared to $1,013,000 for the three months ended September 30, 2010. Systems sold during the three months ended September 30, 2011 were $0 while system sales for the same period in 2010 were $823,000. The sales of PET scanners have been negatively affected by the shortage of Sr-82 and the recall of Sr/Rb generators by Bracco Diagnostics. Service revenue was $482,000 and $190,000 for the three months ended September 30, 2011 and 2010, respectively. The increase in service revenues was largely due to the recognition of $175,000 of warranty related revenue during the three months ended September 30, 2011, compared to $0 for the comparable period in 2010.

Gross Margin - Gross margin for the three months ended September 30, 2011 and 2010 was $(19,000) and $(113,000), respectively.   During the three months ended September 30, 2011, and 2010 the Company recognized $175,000 and $0 of revenue related to warranty on the sale of equipment which occurred prior to September 30, 2011.

Operating Expenses - Operating expenses for the three months ended September 30, 2011 were $1,081,000 compared to $2,521,000 for the three months ended September 30, 2010.

Research and development costs for the three months ended September 30, 2011 were $401,000 compared to $417,000 for the three months ended September 30, 2010. Research and development costs include payroll, contract labor and consulting fees for the development of the PosiRx™, automated radiopharmaceutical system. A portion of the costs include radiopharmaceutical research and development activity at the Company’s Crown Point, Indiana facility.

Sales and marketing expense for the three months ended September 30, 2011 and 2010 were $221,000 and $343,000, respectively. Sales and marketing expenses for the three months ended September 30, 2011 include salaries and commissions of approximately $133,000, advertising expense of $17,000 and trade show expenses of $41,000. Sales and marketing expenses for the three months ended September 30, 2010 includes salaries and commissions of approximately $175,000, advertising expense of $68,000 and trade show expenses of $45,000.

General and administrative expenses during the three months ended September 30, 2011 were $459,000 as compared to $1,761,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011, these expenses consisted principally of $123,000 of payroll expense, $101,000 of consulting expense, and $95,000 of legal and professional fees. General and administrative expenses during the three months ended September 30, 2010 principally consisted of stock based compensation totaling 1,255,000, $147,000 of consulting expense, $175,000 of legal and professional fees and $116,000 of payroll expense.

Other Income (Expenses) - Interest expense was $123,000 for the three months ended September 30, 2011 and includes $108,000 for the accretion of the convertible debentures discount, and $15,000 for interest payable on the convertible debentures. The Company also recognized derivative losses of $230,000 on the embedded conversion derivative liabilities during the three months ended September 30, 2011.

During the three months ended September 30, 2010, the Company recorded a $2,104,000 gain for the retirement of the derivative obligation related to the conversion feature on the convertible debentures which was settled in full and $824,000 on the forgiveness of accounts payable pursuant to settlements reached with various vendors related to the closed Canadian facility.

Comparison of the Results of Operations for the Nine Months ended September 30, 2011 and 2010

The Company experienced a net loss of $5,023,000 for the nine months ended September 30, 2011 compared to a net loss of $9,364,000 for the nine months ended September 30, 2010.  The decrease in the current nine month period as compared to the same period last year is attributed primarily to stock based compensation charges during the nine months ended September 30, 2010, partially offset by changes in other income (expense).

Revenues - Revenues for the nine months ended September 30, 2011 were $6,374,000 as compared to $2,414,000 for the nine months ended September 30, 2010. PET systems sold during the nine months ended September 30, 2011 were $5,486,000 compared to $1,762,000 for the same period in 2010, accounting for the significant increase in revenues.

Gross Margin - Gross margin for the nine months ended September 30, 2011 and 2010 was $341,000 and $273,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company deferred $460,000 and $297,000, respectfully, of revenue related to warranty on the sale of equipment which will be recognized into revenue over 12 months, which is the warranty term provided for by the Company.  In addition, during the nine months ended September 30, 2011 and 2010, the Company recognized $391,000 and $51,000, respectfully, of revenue related to warranty on the sale of equipment which occurred prior to September 30. Gross margin for the nine months ended September 30, 2011 was positively impacted from recording a $250,000 receivable for certain excess freight charges owed from Neusoft.

Operating Expenses - Operating expenses for the nine months ended September 30, 2011 were $3,741,000 compared to $13,153,000 for the nine months ended September 30, 2010.

Research and development costs for the nine months ended September 30, 2011 were $1,062,000 compared to $881,000 for the nine months ended September 30, 2010.  Research and development costs for the nine months ended September 30, 2011 included  mostly payroll, contract labor and consulting fees for the development of the PosiRx™, automated radiopharmaceutical system. A portion of the costs include radiopharmaceutical research and development activity at the Company’s Crown Point, Indiana facility.

Sales and marketing expense for the nine months ended September 30, 2011 and 2010 were $888,000 and $779,000, respectively.   Sales and marketing expenses for the nine months ended September 30, 2011 include salaries and commissions of approximately $446,000, advertising expense of $110,000 and trade show expenses of $217,000.   Sales and marketing expenses for the nine months ended September 30, 2010 include salaries and commissions of approximately $387,000, advertising expense of $128,000 and trade show expenses of $127,000.

General and administrative expenses during the nine months ended September 30, 2011 were $1,791,000 as compared to $11,493,000 for the nine months ended September 30, 2010. The significant decrease is attributable to lower stock based compensation in 2011.  During the nine months ended September 30, 2011, general and administrative expense largely consisted of $449,000 of payroll expenses, $440,000 of stock compensation, $237,000 of consulting fees, and $227,000 of legal and professional fees.  During the nine months ended September 30, 2010, the Company granted 2,500,000 Series B Preferred Stock options to employees and recorded stock based compensation expense $2,500,000 related to the issuance of the options. Additionally, the Company issued preferred and common stock for services and for post-acquisition payment and recorded stock compensation of $7,125,000 during the nine months ended September 30, 2010.  Also, the Company recorded approximately $318,000 of payroll expenses and $282,000 of legal and professional fees during the nine months ended September 30, 2010.

Other Income (Expenses) - Interest expense was $900,000 for the nine months ended September 30, 2011 and includes the $700,000 for the accretion of convertible debentures upon conversion to Series B Preferred stock as well as $173,000 for the accretion of the convertible debentures discount, and $27,000 for interest payable on the convertible debentures. The Company also recognized derivative losses of $723,000 on the embedded conversion derivative liability during the nine months ended September 30, 2011.

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

Liquidity and Capital Resources

At September 30, 2011, the Company had current assets of $2,838,000 and current liabilities of $3,683,000 compared to December 31, 2010 when the Company had current assets and current liabilities of $4,789,000 and $5,259,000 respectively. Total assets at September 30, 2011 were $3,155,000 compared to $5,173,000 at December 31, 2010. Total liabilities were $5,123,000 and $5,259,000 at September 30, 2011 and December 31, 2010, respectively.

Cash and cash equivalents at September 30, 2011 were $194,000 compared to $1,141,000 at December 31, 2010. Accounts receivable was $1,215,000 at September 30, 2011 compared to $514,000 at December 31, 2010.

Current liabilities include accounts payable and accrued expenses of $1,434,000. Customer deposits of $1,952,000 include $1,283,000 of deposits for three Attrius® PET systems, two used machines and approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems.

Net cash used in operating activities was $3,484,000 and $4,675,000 for the nine months ended September 30, 2011 and 2010, respectively.

Net cash used in investing activities were $8,000 and $196,000 for the nine months ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $2,545,000 and $5,611,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

There have not been any other changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, investors exercised warrants on preferred stock for which the Company received $595,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.  In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock, which were exercised at December 31, 2010, and recorded as receivable from warrants exercise at December 31, 2010.

On July 15, 2011, the Company issued 500,000 shares of common stock to an unrelated party for consulting services.

On August 2, 2011, the Company issued 3,000 shares of Series B stock to an unrelated party for consulting services.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

10.1	Interactive Data Files*

This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: November 11, 2011	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: November 11, 2011	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)