Form 10-K/A
period 2010-12-31
POSITRON CORP
filed 2011-11-21
CIK 844985

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

Aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2010: $66,598,674.As of March 31, 2011, there were 784,727,497 shares of the Registrant's common stock, $.01 par value outstanding.

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

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total

Patrick G. Rooney,	2010	$135,000	-	-	$700,000	-	-	$835,000
Chief Executive Officer	2009	$100,000	-	-	-	-	-	$100,000

Joseph G. Oliverio,	2010	$160,000	-	-	$550,000	-	-	$710,000
Chief Technical Officer	2009	$150,000	-	-	-	-	-	$150,000

Corey N. Conn, Chief	2010	$135,000	-	-	$550,000	-	-	$685,000
Financial Officer	2009	$100,000	-	-	-	-	-	$100,000

Timothy M. Gabel,Vice
President Engineering	2010	$135,000	-	-	$365,000	-	-	$500,000
and Service	2009	$100,000	-	-	-	-	-	$100,000

John Zehner, Executive	2010	$111,538	-	-	-	-	-	$111,538
Vice President	2009	$100,000	-	-	-	-	-	$100,000

Scott Stiffler,
Vice President of	2010	$125,000	-	-	-	-	-	$125,000
Pharmaceuticals	2009	$100,000	-	-	-	-	-	$100,000

Sachio Okamura,	2010	$-	-	-	25,000	-	-	$25,000
Director	2009	$-	-	-	-	-	-	$-

Dr. Anthony C. Nicholls,	2010	$-	-	-	15,000	-	-	$15,000
Director	2009	$-	-	-	-	-	-	$-

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

During 2010, certain option holders forfeited 3,950,000 common stock options that were vested and exercisable.  Sachio Okamura surrendered options to acquire 75,000 shares of common Stock.  Options to purchase 25,000 shares were originally issued to Mr. Okamura on January 1, 2003, options to purchase 25,000 shares were originally issued on January 1, 2004, and options to purchase 25,000 shares were originally issued on January 1, 2005.  Also on that date, Dr. Anthony C. Nichols surrendered options to acquire 50,000 shares of common Stock.  Options to purchase 25,000 shares were originally issued to Dr. Nicholls July 26, 2004 and options to purchase 25,000 shares were originally issued on August 24, 2005.  Patrick G. Rooney surrendered options to acquire 75,000 shares of common Stock.  Options to purchase 25,000 shares were originally issued to Rooney on July 26, 2004, options to purchase 25,000 shares were originally issued on January 3, 2005, and options to purchase 25,000 shares were originally issued on August 1, 2006.  The remaining options to purchase 3,600,000 shares were forfeited by one individual who was neither an officer or director of the Company.

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

Non-Employee Director Compensation

During the fiscal year ended December 31, 2010, our Non-Employee Directors were compensated as follows: Sachio Okamura was issued options to purchase 25,000 shares of Series B Convertible Preferred Stock; and Dr. Anthony C. Nicholls was issued options to purchase 15,000 shares of Series B Convertible Preferred Stock.  Non-Employee Directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

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

Name of Beneficial Owner		Title of Class	Beneficial Ownership (a)	Number of Shares Subject to Options, Warrants and Convertible Preferred Stock Exercisable	Percent of Class (b)
Solaris Opportunity Fund, L.P.	(c)	Common	5,300,000	0	59.01%
		Series B Preferred	1,142,741.4	114,274,140
		Series S Preferred	100,000	1,000,000,000
Imagin Diagnostic Centres, Inc.	(d)	Common	750,000	0	28.55%
		Series B Preferred	3,347,502	334,750,200
Joseph G. Oliverio	(e)	Common	0	55,000,000	6.57%
Patrick G. Rooney	(f)	Common	0	1,189,574,140	60.47%
Corey N. Conn	(g)	Common	0	55,000,000	6.57%
Timothy M. Gabel	(h)	Common	0	36,500,000	4.46%
Sachio Okamura	(i)	Common	0	2,500,000	* %
Dr. Anthony C. Nicholls	(j)	Common	0	1,500,000	* %
All Directors and Executive Officers as a Group		Common	0	1,340,074,140	63.42%

*   Does not exceed 1% of the referenced class of securities.

(a)       Security ownership is direct unless indicated otherwise.  Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)       For each shareholder, the calculation of beneficial ownership is based upon 782,727,497 shares of Common Stock outstanding as of December 31, 2010 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  Each share of Series A Preferred Stock converts into one fully paid and non-assessable shares of Common Stock.  Each share of Series B Convertible Preferred Stock converts into one hundred (100) shares of Common Stock.  Each share of the Series S Convertible Preferred Stock converts into the number of Series S Preferred shares converted multiplied by Ten Thousand (10,000).

(c)       Includes 5,300,000 shares owned directly, 114,274,140 shares issuable upon full conversion of 1,142,741.4 shares of Series B Preferred Stock and 1,000,000,000 shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock. The address for Solaris Opportunity Fund, L.P. is 700 Commerce Drive, Suite 500, Oak Brook, Illinois 60523.  Patrick G. Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d)       Includes 750,000 shares owned directly, and 334,750,200 shares issuable upon full conversion of 3,347,502 shares of Series B Preferred Stock.  The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. Patrick J. Rooney, is the principal officer of IDC and holds voting and dispositive power over the securities held by IDC.

(e)       Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2013.

(f)       Includes 70,000,000 shares of Common Stock issuable upon full conversion of 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.  Also includes 1,119,574,140 shares of common stock held by or convertible to by Solaris Opportunity fund, L.P. (“Solaris”), over which Mr. Rooney holds voting and dispositive power.  Mr. Rooney disavows beneficial ownership over any securities held by Solaris.

(g)      Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Conn pursuant to stock options that are exercisable until December 31, 2013.

(h)      Includes 36,500,000 shares of Common Stock issuable upon full conversion of 365,000 Series B shares that may be acquired by Mr. Gabel pursuant to stock options that are exercisable until December 31, 2013.

(i)      Includes 2,500,000 shares of Common Stock issuable upon full conversion of 25,000 Series B shares that may be acquired by Mr. Okamura pursuant to stock options that are exercisable until December 31, 2013.

(j)      Includes 1,500,000 shares of Common Stock issuable upon full conversion of 15,000 Series B shares that may be acquired by Dr. Nicholls pursuant to stock options that are exercisable until December 31, 2013.

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

The Company's Chief Executive Officer and Chairman, Patrick G. Rooney, failed to file a report on Form 4 covering the issuance of 700,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed and the disposition of options to purchase an aggregate of 75,000 shares of Common Stock until November 8, 2011 the date the report was filed.

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

The Company’s Director, Sachio Okamura, failed to file a report on Form 4 covering the issuance of 500,000 shares of the Company’s Common Stock on November 16, 2006 and the disposition of options to purchase an aggregate of 575,00 shares of Common Stock on December 29, 2010, through November 8, 2011, the date the report was filed.

The Company’s Director, Anthony C. Nicholls, failed to file a report on Form 4 covering the issuance of 25,000 shares of the Company’s Common Stock on July 26, 2004, the issuance of 500,000 shares of the Company’s Common Stock on November 16, 2006 and the disposition of options to purchase an aggregate of 550,00 shares of Common Stock on December 29, 2010, through November 18, 2011, the date the report was filed.

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

POSITRON CORPORATION

Date: November 18, 2011	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK G. ROONEY	Chairman and Chief Executive Officer	November 18, 2011
Patrick G. Rooney	(Principal Executive Officer)

/s/COREY N. CONN	Chief Financial Officer and Director	November 18, 2011
Corey N. Conn	(Principal Financial Officer)

/s/JOSEPH G. OLIVERIO	Chief Technical Officer and Director	November 18, 2011
Joseph G. Oliverio

/s/TIMOTHY M. GABEL	Vice President of Engineering & Service	November 18, 2011
Timothy M. Gabel

/s/SCOTT STIFFLER	Vice President of Pharmaceuticals	November 18, 2011
Scott Stiffler

/s/SACHIO OKAMURA	Director	November 18, 2011
Sachio Okamura

/s/ANTHONY C. NICHOLLS	Director	November 18, 2011
Dr. Anthony Nicholls

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