Form 10-K
period 2011-12-31
POSITRON CORP
filed 2012-04-06
CIK 844985

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commissions file number: 0-24092

Positron Corporation

a Texas Corporation

9715 Kincaid Boulevard, Suite 1000, Fishers, IN 46038 (317) 576-0183

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

Yes     ☐       No    ☒

Issuer's revenues for year ended December 31, 2011: $6,663,000.

Aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2011: $15,954,549.94. As of April 6, 2012, there were 1,103,197,116 shares of the Registrant's common stock, $.01 par value outstanding.

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

On June 5, 2008, the Company acquired all of the issued and outstanding stock of Dose Shield Corporation, an Indiana corporation (“Dose Shield”) for: (i) 80,000,000 shares of Common Stock), which were deliverable in two equal tranches, the first 40,000,000 shares at the closing, the second contingent upon verification by an independent third party that Dose Shield’s Cardio-Assist device is in commercially reasonable working order and is ready for resale not later than December 31, 2009; and (ii) cash in the amount of $600,000.  In addition, the Company agreed to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing.  The Nuclear Pharm-Assist™ system is designed to support the staff of nuclear medicine departments and nuclear pharmacies.  The Nuclear Pharm -Assist™ compounds kits, fills vials and syringes, assays vials and syringes and dispenses vial and syringes in a shielded container.  The unique design reduces worker radiation exposure and repetitive motion injuries. The shielding is integrated into the design and is considered standard.

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

In early 2009, the Company moved all aspects its corporate administration, purchasing and logistics/shipping functions from its Houston, Texas facility to its Fishers, Indiana location.  The Company continues to maintain its parts repair facility in the Houston area.  Additionally, the Company also relocated Positron’s PET Service & Parts facility to its Niagara Falls, New York location.  In second quarter 2010, the Company’s accounting and corporate administration was moved to its Westmont, Illinois location.

On January 17, 2012 the Company acquired all of the membership interests and retained all employees of Manhattan Isotope Technology, LLC (MIT). In exchange, MIT’s previous owners shall receive cash advances, shares of Positron Common Stock, the assumption of certain indebtedness and earn-out consideration of up to $3,500,000 based on 20 percent of the net income from sales relating to radioisotope and radiopharmaceutical operations of MIT through December 31, 2018. MIT is the only commercial resource in the United States with practical knowledge and experience in all stages of strontium-82 (Sr-82) production and spent generator lifecycle management. Positron will focus on increasing Sr-82 supply through the processing of proton irradiated target material from domestic & foreign suppliers and recycling Sr-82 from spent generators. MIT seeks to become the first supplier to provide Active Pharmaceutical Ingredient (API) grade Sr-82 in the U.S. besides the United States Department of Energy. In an effort to expand Positron’s radioisotope product offerings, MIT possesses the unique and specialized expertise in the production of additional radioisotopes, such as germanium-68, selenium-72 and others, which are currently only supplied by the U.S. Government.

Item 1.  Business

General

Overview

Positron Corporation (the “Company” or “Positron”) is a leading molecular imaging healthcare company providing innovative nuclear medicine technologies and solutions that are reshaping the field of nuclear cardiology. Through proprietary PET imaging systems, services and radiopharmaceutical solutions, Positron enables healthcare providers to more accurately diagnose disease and improve patient outcomes while practicing cost effective medicine. Positron has gained significant traction in a diverse industry and continues their strong commitment to excellence and advancing cardiac imaging solutions.

Originally a research and development company in Positron Emission Tomography (PET), Positron has always been the true pioneer in nuclear cardiology. Over the past 3 years, Positron’s business strategy has been evolving from simply an imaging systems provider to a “full solutions” provider. Positron’s business objective is to become a leader in the nuclear cardiology market through the vertical integration of key components: imaging technologies, radiopharmaceutical unit dose delivery equipment, services and radiopharmaceutical manufacturing and supply. Positron intends to maximize its market share by offering cost-effective and value added solutions to end-users through an integrated value chain, with the objective of becoming a sustained long-term value creator for both industry parties and shareholders.

Positron is actively pursuing key initiatives to ensure the growth and longevity of the industry and the Company by lowering barriers that have been limiting or will limit in the near future the growth of advanced technologies in nuclear cardiology. These limiting factors are: high cost of equipment, limited supply of key radioisotopes, limited availability of radioactive waste management facilities, and monopoly of centralized radiopharmacies in radiopharmaceutical distribution. Positron is addressing each of these factors head on as it seeks to become the premier full service provider in the nuclear imaging market. Positron’s strategy of vertically integrating all key components is enabled through the following products, segments and services:

PET Imaging Device and Services:

Attrius® — dedicated PET imaging system optimized for cardiology. Positron’s Attrius® provides customers with state-of-the-art imaging technology for the diagnosis and treatment of cardiovascular disease. The Attrius® is the only dedicated PET scanner in the world and was awarded by Frost & Sullivan as the Most innovative Medical Device of the Year and “the ideal solution for cardiologists and hospitals looking to add high accuracy, cost effective imaging technology” in 2010.

PosiStar™ — a world-class clinical, technical and service customer care plan.

Radiopharmaceutical Manufacturing/Processing/Distribution:

Positron manufactures and processes radiopharmaceuticals at its cGMP (current good manufacturing practice) and NRC (Nuclear Regulatory Commission) licensed manufacturing facility. Positron plans to license and/or introduce its own proprietary cardiac PET generator and infusion system. The Company will also distribute selected radiopharmaceuticals through its PosiRx™ automated radiopharmaceutical system for on-site preparation and dispensing of radiopharmaceuticals.

Radioisotopes Production:

Positron intends to become the only commercial resource with practical knowledge and experience in all stages of strontium-82 production. The Company will focus on increasing the Sr82 supply through the recycling of Sr82 from spent generators and production of Sr82 from foreign suppliers. Positron plans to build and operate the world’s largest commercial high energy/high current cyclotron (70MeV) in the U.S. Positron seeks to secure the supply of radioisotopes used in cardiac PET imaging therefore stabilizing and building confidence in the market. Securing a reliable supply of radioisotopes will increase demand for Positron’s pharmaceuticals, imaging equipment and services provided to nuclear medicine practices.

Financing Solutions:

Positron is developing plans to provide customers with a variety of financing solutions designed to minimize any barriers to entry thus accelerating the expansion of cardiac PET.

Major developments and milestones achieved by Positron Corporation during 2011 and early 2012 include:

•	Installed and recognized revenue for 7 Attrius® PET systems;

•	Acquired Manhattan Isotope Technology, LLC (MIT) with a goal of increasing the supply of Sr-82.

•	Executed a Memorandum of Understanding between MIT, wholly-owned subsidiary of the Company, and the Institute of Nuclear Research (INR) of Troitsk, Russia, for collaboration on Sr-82 production.

•	Executed a Memorandum of Understanding between MIT, wholly-owned subsidiary of the Company, and the ARRONAX Cyclotron Facility in Nantes, France, for collaboration on Sr-82 production.

•	Approval of the Attrius® by Health Canada for sale in Canada– the only FDA approved standalone PET scanner optimized for cardiac imaging;

•	Commenced a 70 MeV high-energy cyclotron project through our wholly owned subsidiary, Positron Isotopes Corporation, an Indiana corporation. This project will be the world’s largest commercial cyclotron, capable of producing Strontium (Sr-82), the parent isotope utilized to produce Rubidium (Rb-82) generators: the radiopharmaceutical most commonly utilized in cardiac PET imaging.

•	Obtained commitments to receive economic incentives from Noblesville, Indiana for $6.7 million dollars in TIF bonds, which will be paid off through facility taxes.

•	Awarded $38 million in Midwestern Disaster Area Bonds by the Indiana Economic Development Corporation, commonly referred to as Private Activity Bonds with tax-free status.

•	Executed an agreement with IBA Molecular, of Belgium, for a 70 MeV cyclotron. This cyclotron project will allow Positron to meet the growing demand of the cardiac PET industry.

•	Identified new location(s) in Noblesville, Indiana for the Company’s corporate offices, manufacturing, research and development, as well as cyclotron facilities (negotiations currently in process).

•	Identified and engaged several key global partners, companies and institutions to provide technical and scientific assistance for the production of radiopharmaceuticals including; optimal production techniques, quality control, facility design, and waste management to provide added manufacturing redundancies.

•	Accelerated the Company’s internal development of a proprietary Rb-82 generator and its associated infusion cart with prototypes currently in testing phase. The Company is pursuing potential partnership opportunities with third parties in regards to this component of its business. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and PET imaging system (Attrius®).

•	Commenced production of Indium Oxine at our radiopharmaceutical manufacturing facility in Crown Point, Indiana.

•	Achieved significant advancements on the Company’s new state-of-the-art coronary flow reserve software, developed in collaboration with the University of Texas.

•	Successfully launched the Company’s PosiRx™ Pilot Program. PosiRx is an automated radiopharmaceutical system that the Company believes will revolutionize the industry by offering a unique alternative to the current paradigm for the handling and distribution of radiopharmaceuticals.

Market Opportunity

Molecular Imaging Devices for Cardiology

Cardiovascular disease (CVD) is the leading cause of death in the United States and constitutes 17% of overall national health expenditures (Forecasting the Future of Cardiovascular Disease in the United States, American Heart Association, 2011). Direct CVD costs are projected to increase from $273 billion in 2010 to $818 billion in 2030, indirect costs (due to lost productivity) – from $172 billion in 2010 to $276 billion in 2030.

Diagnostic imaging facilitates the early diagnosis of diseases and disorders, potentially minimizing the scope, cost and amount of care required, and potentially reducing the need for more invasive procedures. Nuclear imaging uses very low-level radioactive material, called radiopharmaceuticals, injected into a patient. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. In cardiology, nuclear medicine provides the most accurate non-invasive tests for identifying narrowed coronary arteries, mild cholesterol build-up or diffuse coronary vascular disease that are responsible for most heart attacks. Management of coronary disease (CAD) currently utilizes noninvasive diagnostic testing as a ‘‘gatekeeper’’ and invasive coronary arteriography, when results are abnormal, to provide a definitive diagnosis of CAD. There are two major modalities in nuclear medicine imaging, gamma cameras and Positron Emission Tomography (PET), both of which are used for cardiovascular procedures. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT.

Though PET tests are much more accurate and has been shown to reduce long-term costs, the nuclear cardiology imaging has been dominated by SPECT. This imbalance is a result of lower prices of SPECT cameras and decades long preferable reimbursement rates for cardiac SPECT procedures.  The Company believes that recent dynamic market changes, including the dramatic increase of reimbursement rates for cardiac PET procedures, SPECT reimbursement cuts and the world shortage of the molybdenum-99 isotope used in cardiac SPECT, will significantly improve the economics of cardiac PET imaging and make PET technology much more competitive and appealing to cardiologists.

SPECT IMAGING MODALITY

SPECT is a comparatively old technology in a market that is mature if not oversaturated, with more than 85% of cameras purchased as replacement (Nuclear Medicine Market Outlook Report, IMV, 2011). 31% of all SPECT and SPECT/CT cameras in the U.S., or approximately 4,100, are dedicated cardiac cameras.

According to BIO-TECH (The U.S. Market for SPECT and PET Radiopharmaceuticals Report #330), in 2010, total sales of SPECT radiopharmaceuticals were $758 million, among which, per our estimate, sales of major cardiac SPECT radiopharmaceuticals, Cardiolite, Myoview and sestamibi, were around $575 million. We expect that this market will grow to $610-620 million in 2011-2012 and be effectively flat thereafter.

Positron intends to enter this large market with PosiRx™ - a system that automates the elution, preparation, and dispensing processes for radiopharmaceutical agents used in SPECT cardiac imaging. The Company believes that PosiRx™ will revolutionize the industry by offering a unique alternative to the current paradigm of handling and distribution of SPECT radiopharmaceuticals through centralized radiopharmacies. The target customers are cardiac clinics and hospitals with a high volume SPECT myocardial ischemia perfusion studies. Depending on success of our revenue models for PosiRx™, Positron is anticipating to have approximately $1 million in revenue in 2012. Potential revenue may increase from successful relationships with group purchasing organizations, such as Amerinet, and the Company’s expansion into high growth emerging markets outside the United States.

PET IMAGING MODALITY

PET is a younger and more advanced technology. In cardiology perfusion imaging, PET scanners, in particular Positron’s Attrius®, have superior sensitivity and specificity compared to SPECT cameras, provide less radiation exposure and are capable of performing quantitative measurements. Cardiac PET imaging has been shown to provide a 50% reduction in invasive coronary arteriography and coronary artery bypass grafting, a 30% costs savings, and excellent clinical outcomes compared with SPECT (M.E.Merhige, et al. J Nucl Med 2007; 48: 1069-1076).

The cardiac PET equipment market is much smaller than SPECT but has seen significant, 25-30%, annual growth during the last decade. According to Bracco Diagnostics, there were approximately 160 dedicated cardiac PET (PET/CT) scanners in the U.S. in 2010. For 2010-2015, Millennium Research Group (Nuclear Medicine System Market, 2010) projects 20% average annual sales growth for dedicated cardiac PET (PET/CT) scanners, from 35 scanners sold in 2010 to 62 scanners in 2015, or (per our estimates) from $26.2 million in 2010 to $46.5 million in 2015.

For many years, a major constraint for this market has been a high cost of PET/PET/CT scanners for cardiac studies. Positron Corporation has managed to reduce the buyers’ barrier to entry by bringing to the market the Attrius® - the only cardiac dedicated PET system in the world. All other manufacturers (GE, Philips, Siemens) offer PET/CT systems that have 200% - 300% higher price but comparable performance of cardiac studies. In 2010 and 2011, Positron’s share in sales of dedicated cardiac PET scanners was 14% and 17%, respectively; we expect it to grow significantly in the next several years. Positron’s 2011 sales have been negatively impacted by the shortage of strontium-82 (Sr82). This impact was a result of an unscheduled maintenance of the United States Department of Energy (DOE) accelerator and by a voluntary recall of strontium-82/rubidium-82 generators by Bracco Diagnostics for additional testing. Positron is expecting up to $9 million revenue from the installed Attrius® in 2012.

Positron estimates service revenue in this segment to be approximately $16.0 million in 2010 and will increase to $39.0 million in 2015. Positron sells Attrius® scanners with 3-5 year service contract(s) and its current share in annual service revenue is 6-8% although is expected to grow up to 30% by the end of 2015. Positron’s annual service revenue is estimated to be $2 million in 2012.

The sales of the major cardiac PET radiopharmaceutical, Rb82, are estimated to be about $70 million in 2010 and should increase to over $200 million in 2015. However, the shortage of Sr82, a precursor to Rb-82, can jeopardize the growth. Currently, the only supplier of strontium-82 in the United States is the US DOE and the only FDA approved rubidium-82 supplier in the world is Bracco Diagnostics. This single supplier environment is where Positron sees great opportunity and has focused its resources and efforts on acquiring assets necessary for the vertical integration of the complete value chain.

Positron has been working on several projects to secure the supply of Sr82 and to enter the fast growing market of PET radiopharmaceuticals. The most significant project is a 70 MeV higher-energy cyclotron that can produce enough Sr82 to supply Sr82/Rb82 generators to current and future Positron customers, optimally customers with the Attrius PET scanners. This is an expensive and lengthy project that can eliminate a potential market limiting factor in cardiac PET market growth. As an immediate-near term solution, Positron has acquired Manhattan Isotope Technologies, LLC (MIT), a company that has patented technology and know-how of recycling Sr-82 from spent generators and has agreements with the major foreign producers for supply of Sr-82. MIT will process and recycle strontium-82 at its facilities in Lubbock Texas.

Positron is currently developing on its own Sr82/Rb82 generator and potentially may have access to 3rd party generators in the future. Positron is planning to manufacture small batch PET radioactive products at its cGMP (current Good Manufacturing Practices) and NRC (Nuclear Regulatory Commission) licensed facility in Crown Point, Indiana. The Company has already commenced production of Indium Oxine and expects to expand to additional radiopharmaceuticals and radioisotopes as market demand occurs. The market for Indium Oxine is approximately $30 million in annual domestic sales, and we expect approximately $2 million revenue in 2012.

Positron’s acquisition of MIT has additional advantages that we believe will help to resolve a potentially significant problem that may negatively impact future growth of PET cardiology: limited waste facilities for spent generators. Currently, waste management for spent generators is provided by DOE but capacity of its waste facilities will reach their limits in the very near future. MIT has technologies and facilities to replace DOE in this role and is currently pursuing this role.

Our Products

The Company offers a range of products and services for nuclear imaging community that are discussed below.

Attrius®

Attrius® is the only FDA approved dedicated PET scanner optimized for cardiac imaging. Attrius® was named the “Most Innovative Device of 2010” by the renowned business research and consulting firm Frost & Sullivan. The Attrius® provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software. The Attrius® is targeted for cardiac clinics and is designed to meet the performance, budget and space needs of the most demanding cardiologists.

Positron achieved significant advancements on the Company’s new state-of-the-art coronary flow reserve (CFR) software, developed in collaboration with the University of Texas. Positron expects to offer this software in conjunction with the Attrius® starting Q2 2012. The CFR software, a clear differentiator and advantage for Positron, was developed by a leading cardiologist and industry luminary Dr. K. Lance Gould and is considered to be a key driver in the upcoming growth in cardiac PET.

PosiStar™

Positron offers a comprehensive world-class clinical, technical, and service customer care plan, through its PosiStar™ customer care services. PosiStar™ includes: 24/7 clinical and service support; uptime guarantees; remote access diagnostic/maintenance; physician interpretation training; billing training; nurse training; post-install physician over-reads; ICANL approval assistance; 6 months evaluation/assessment; industry luminary collaboration, etc. PosiStar™ is a fee-based service typically for three to five years.

PosiRx™

Tc-99m accounts for 82 percent of all diagnostic radiopharmaceutical injections each year (Arlington Medical Resources, Inc., The Imaging Market Guides – United States Edition, 2008). A current distribution model of Tc-99m is based on centralized radio pharmacies which provides scheduled deliveries of unit doses of radiopharmaceuticals to their clients located in a 70-75 miles range.

PosiRx™ is a system that automates the elution, preparation, and dispensing processes for radiopharmaceutical agents used in SPECT molecular imaging with Tc-99m. It eliminates the need for scheduled deliveries of unit doses from centralized radiopharmacies. A nuclear cardiology facility equipped with the PosiRx™ has 24/7 unit dose accessibility and reliability of an on-site supply. A self-contained device, the PosiRx™ is compliant with all regulations that involve compounding and dispensing sterile injectables. Positron’s proprietary automated quality control module for the PosiRx system includes a patent pending method of testing Tc-99m compounds for radiochemical purity. PosiRx™ is targeted for cardiac clinics and hospitals with a high volume flow of imaging patients. Positron’s PosiRx has completed validation testing at the University of New Mexico and is being marketed to leading nuclear cardiology luminaries and nuclear pharmacies. To best serve market demand, Positron intends to offer different revenue models: 1) rent/sell and service PosiRx systems to practices/hospitals handling their own radiopharmaceutical consumables, and 2) sell radiopharmaceutical consumables directly to practices/hospitals through installed PosiRx systems.

Radiopharmaceuticals Manufacturing

The Company plans to focus on small batch, radioactive PET products. Positron commenced production of Indium Oxine at its cGMP (current Good Manufacturing Practices) ready facility in Indiana and intends to file a New Drug Application (“NDA”) for FDA approval to market and sell directly to physicians. Positron has initial customers for radiochemical grade Indium. Positron is entering into the Indium market as it projects increased demand in an underserved market and as a precursor for its PET radiopharmaceuticals initiatives.

The Company accelerated development of a proprietary Rb-82 generator and its associated infusion cart with prototypes currently in the testing phase. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr82), generator (Rb82), and imaging system (Attrius®).

Isotopes production - 70MeV Cyclotron

Positron Corporation has engaged in an ambitious plan to build and operate a high energy cyclotron facility to be used primarily for production of medical isotopes for PET diagnostic imaging and radiotherapy. The proposed facility will be equipped with a 70MeV cyclotron and be unique in that it will be capable of producing isotopes that are either not available or have very limited availability from other commercial sources in the United States and the world. Positron intends to couple the cyclotron with a material processing facility, isotope target manufacturing, drug manufacturing and Positron’s expanding equipment-manufacturing operations.

The primary isotope to be produced is Sr82, that is currently in short supply in the world and is produced in the U.S. only by the DOE National Laboratories. It is the policy of the DOE to not compete with private industry, and therefore the DOE may be compelled via petition to withdraw from the market when the materials are reasonably available commercially.

Sr82 is used as a parent isotope for production of Rb82 in Sr82/Rb82 generators for PET myocardial perfusion imaging. Positron is currently developing its own generator and intends to buy all Sr82 produced by the facility to supply its cardiac PET client base. The production of Rb82 would allow Positron to have a complete integrated value chain that includes radioisotope production, generator distribution, unit dose delivery of the radiopharmaceutical and sale of the PET imaging equipment.

The cost of the project, including equipment, building, land, working capital and contingencies, is approximately $64 million. Positron executed an agreement with IBA Molecular, of Belgium, to manufacture a 70 MeV cyclotron and contracted American Structurepoint Inc. to design the first facility. The facility will be located in the city of Noblesville, Indiana, concurrent with the relocation of Positron’s corporate headquarters and manufacturing. The facility will take approximately 3.5 years to build. The Company expects to begin operations in 2015.

In July 2011, Noblesville City Council approved to provide Positron with $6.7 million in economic incentives through the issuance of long-term Economic Development Tax Increment Revenue Bonds. In September 2011, the Indiana Economic Development Corporation awarded $38 million of tax-exempt Midwestern Disaster Area Bonds to Positron Corporation.

The Company plans to execute the project through its wholly owned subsidiary, Positron Isotopes Corporation, and will be funded with proceeds from debt and equity which the Company intends to raise.

Manhattan Isotope Technology LLC

In November 2011, Positron and Manhattan Isotope Technology LLC. (MIT) entered into a Letter of Intent for Positron to acquire MIT. The transaction was closed in January 2012. Founded in 2009 by former Los Alamos National Laboratories (LANL) scientists, MIT personnel were at the core of the DOE team that provided the majority of the world’s Sr-82 supply over the past 15 years and also developed the patented technology for recycling Sr82 from expired Sr82/Rb82 generators. This patented recycle production method was exclusively licensed to MIT from the DOE via Los Alamos National Laboratory in 2010.

MIT is the only commercial resource in the United States with practical knowledge and experience in all stages of strontium-82 production. Its current facility in Lubbock, Texas, has the capacity to provide critical services necessary for the refurbishment of spent strontium-82/rubidium-82 generators and the recycling of strontium-82 using patented methods. Over the past five years the explosive growth of PET imaging has driven a significant increase in the Sr82/Rb82 generator demand, creating an environment whereby the Sr82 demand has begun to outpace supply. MIT intends to focus on increasing the Active Pharmaceutical Ingredient (API) Sr82 supply through the recycling of Sr82 from spent generators and production of Sr82 from foreign suppliers.

MIT, with the support of Positron, has executed a Memorandum of Understanding with the ARRONAX Cyclotron Facility in Nantes, France. ARRONAX is one of only a small number of global accelerator facilities which possess the requisite proton beam characteristics for strontium-82 production. MIT and ARRONAX will collaborate on production of strontium-82 and other medical radionuclides, such as germanium-68. The collaboration of ARRONAX and MIT will expand the global supply of Sr-82, a supply that is very limited and in great demand by the medical community.

In February 2012 Sr82 samples arrived from ARRONAX at the Lubbock, Texas processing facility for validation testing and the Company expects the filing of MIT’s Drug Master File with the US FDA to be done in the 2nd quarter of 2012. Currently, the only supplier of API grade strontium-82 in the United States is the US Department of Energy

MIT has also executed a Memorandum of Understanding with the Institute of Nuclear Research (INR) of Troitsk, Russia. MIT and INR will collaborate on strontium-82(Sr-82) production beginning with a pharmaceutical ingredient validation exercise in 2012. A key goal of the collaboration is to increase the annual production capability of Sr-82 produced at INR and thereafter increase supply to key markets. Initial shipments of Sr-82 samples are expected at the MIT Facility in Lubbock, TX in the spring of 2012. These samples will be processed at MIT for final purification into Active Pharmaceutical Ingredient (API). This supply source and radiochemical methodology work will also be a part of the 2012 Drug Master File submission to the U.S. FDA.

Competitive Strengths

We believe that our Company has the following competitive strengths:

•	Well-Known Name Among Cardiologists. The high count-rate capability and sensitivity of Positron’s PET systems result in good diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

•	The Only Cardiac PET System on the Market. All major PET manufacturers have discontinued manufacturing of stand-alone PET systems, offering very expensive PET combined with Computerized Tomography (PET/CT) instead. In cardiac applications, the Positron’s Attrius® provides image quality comparable to PET/CT at significantly lower price. It also significantly reduces radiation exposure compared to PET/CT and even SPECT. A small footprint and affordable price makes it ideal for imaging clinics.

•	Cardiac Specific Software. The Attrius® provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software.

•	Unique Automated Radiopharmaceutical System. Positron’s “virtual pharmacy” solution PosiRx™, enables the automation of all critical steps in the preparation and dispensing of radiopharmaceuticals in the pharmacy and/or practice setting. The PosiRx™ system provides unprecedented “unit dose” flexibility to imaging providers at the touch of a button, 24/7. The device automates basic radiopharmaceutical compounding procedures and meets the requirements of the United States Pharmacopeia Chapter 797 compounding regulations as a compounding aseptic containment isolator (CACI) and provides the ISO Class 5 environment necessary for USP-797 compliance..

•	Unique Knowledge and Expertise in Sr-82 Production. MIT, the wholly owned subsidiary of the Company, is the only commercial resource in the United States with practical knowledge and experience in all stages of Sr-82 production.

•	The Only Commercial Facility for refurbishment of Sr-82/Rb-82 generators in the U.S. MIT current facility in Lubbock, Texas, has the capacity to provide critical services necessary for the refurbishment of spent Sr-82/Rb-82 generators.

•	Currently, The Only Commercial Source of Sr-82 in the U.S. Using patented methods, MIT can recycle Sr-82 from spent strontium-82/rubidium-82 generators at its facility in Lubbock, Texas, and process Sr-82 from foreign sources. MIT has agreements with two major producers to supply Sr-82 to the U.S.

•	Value-Added Offering of Complimentary Products to Customers. Addition of complementary products, such as maintenance service, radiopharmaceutical dispensing devices and, potentially, radiopharmaceuticals, enhance the value of the offering to Positron’s customers.

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

There is no assurance that the Company’s marketing and distribution strategy is sufficient.

Customer Care, Service and Warranty

Positron has implemented PosiStar™, a complete customer care plan that offers full clinical support from Positron’s experienced clinical and technical staff and industry luminaries that consult for the Company or are affiliated through Positron’s customer network.  PosiStar™ Customer Care provides; physician interpretation training, nurse training, billing and prior-authorization training, physician over reads, post install, 24/7 clinical and service support, priority response with after hours maintenance/service available, uptime guarantees and software upgrades, remote access diagnostic/maintenance capabilities.

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

The Company’s service goal is to maintain maximum system uptime.  Success of a clinical site is largely dependent on patient volume during normal working hours and, therefore, equipment uptime and reliability are key factors in this success.  Records compiled by the Company show an average uptime of more than 95% for all installed PET scanners.

As we have expanded our business model from primary manufacturing and selling equipment to primary service of our products, when a major share of revenue is expected from services to the clients, customer service will play a more important role in the Company. Due to the Company’s expertise and access to parts we expect to service all new PET scanners sold.

Competition

The Company faces no direct competition from other manufacturers of PET scanners as it offers the only commercial standalone PET scanner, Attrius®.  However, the Company has experienced competition from used PET/CT scanners although the remaining supply of used PET/CT systems is believed to be extremely low. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but potentially complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the other modalities.  Computed tomography angiography (“CTA”) was once seen by some cardiologists to be competitive with PET myocardial perfusion imaging; however, there is an increasing public concern about a high radiation exposure of CT and no substantial movement into this modality.

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

Tc-99m has a half-life of 6 hours, and centralized radiopharmacies use Tc-99m generators to deliver unit doses of Tc-99m based radiopharmaceuticals to customers. Centralized radiopharmacies incur very high fixed costs (around $1.0 million per year) and freight costs (two-three times-a-day deliveries to each client) and are affected by geographical factors: clients have to be in a 70-75 miles proximity to the pharmacy due to a short half-life of Tc-99m. Positron Corporation’s PosiRx does not have these limitations, as the radiopharmaceutical unit dose drawing devices can be placed directly into physicians’ offices with once-a-week deliveries.

Until lately, cardiac radiopharmaceuticals have been protected by patents combined with exclusive distribution relationships. Currently, Rb-82 (Cardiogen®) and Tc-99m Sestamibi (Cardiolite®) are available generically. This is a landmark event that opened the billion dollar nuclear cardiology radiopharmaceutical market.

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

Centers for Medicare & Medicaid Services (CMS) released their 2012 Medicare Physician Fee Schedule which outlines the payment rates for medical services paid to private physicians in the outpatient office setting.  This fee schedule stated that Myocardial PET perfusion imaging was decreased 6.2% to $1,105.51 per study. The Medicare Physician Fee Schedule also states that Cardiovascular SPECT reimbursement for outpatient cardiology practices billing under CPT codes has been reduced by 23.3%.

Manufacturing

Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing to achieve cost efficiencies. All of the Company’s PET scanners are manufactured through its joint venture, Neusoft Positron Medical Systems, at its development and manufacturing facility in Shenyang, China. The manufacturing of the PosiRx™ line takes place in Fishers, Indiana. Production of radiopharmaceuticals and the development and manufacturing of radiopharmaceutical products and certain related devices will take place in Crown Point, Indiana. The refurbishment of spent strontium-82/rubidium-82 generators, recycling and processing of Sr-82 will be performed at MIT facility in Lubbock, Texas.

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

Joint Venture with Neusoft Medical Systems Co., Ltd.

On June 30, 2005 the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, in the People's Republic of China ("Neusoft").  Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. , to engage in the manufacturing of PET and CT/PET medical imaging equipment.  The JV Company received its business license and was organized in September 2005. The parties to the joint venture contributed an aggregate of US $2,000,000 in capital contributions. Neusoft's aggregate contribution to the capital of the JV Company was 67.5% of the total registered capital of the Company, or US$ 1,350,000, and was made in cash. The Company's aggregate contribution to the capital of the JV Company was 32.5% of the total registered capital of the JV Company, or US$ 650,000, of which US$ 250,000 was made in cash, and US$ 400,000 was made in the form of a technology license.  Positron has transferred to the JV Company certain of its PET technology. During 2008-2009, as a result of additional capital contributions by Neusoft, the Company’s share in JV Company decreased to 1%.

Under its Joint Venture Contract with Neusoft, the Company has the exclusive right to sell PET system products developed by the JV Company in the U.S, Canada, and Mexico under its registered trademarks. Neusoft has the exclusive right to sell products developed by the JV Company in China under its registered trademarks.  Each of Neusoft and the Company has the right to sell products developed by the JV Company in the countries and regions worldwide with the exception of China, the U.S., Canada and Mexico where select exclusive rights apply.

The joint venture obtained the FDA 510k regulatory approval of Attrius® Cardiac PET in April 2009.

Research and Development

The Company’s research and development expenses were approximately $1,315,000 and $1,276,000 for the years 2011 and 2010, respectively. The research and development activities have been focused on development of radiopharmaceutical delivery systems and regulatory and quality systems compliance required to offer radiopharmaceuticals and radiochemicals into the marketplace. We continue to improve and/or customize our radiopharmaceutical equipment to fit it to new products and meet sometimes unique user requirements. There have been significant resources allocated in the initial start up, preparation, licensure and regulatory compliance of the Company’s radiopharmaceutical manufacturing facility. We are also developing additional software and hardware for our PET scanner for additional functions that enhance performance and diagnostic efficacy and also in preparation for new cardiac radiopharmaceuticals that are in a pipeline of a major radiopharmaceutical manufacturer. These research and development activities are costly and critical to the Company’s ability to maintain, develop and improve its “state of the art” products. The Company’s inability to conduct such activities in the future may have a material adverse affect on the Company’s business as a whole.

Patent, Trademarks and Royalty Arrangements

The Company has 5 U.S. patents pertaining to gamma cameras, 1 patent and 1 patent pending covering the solid-state quantum photodetector technology and configuration of imaging apparatus and systems. The Company also has 1 patent for PET radiopharmaceuticals infusion and shielding device. The Company has 2 patents pending pertaining to a specific feature of the Company’s automated radiopharmaceutical system.

As of December 31, 2011, we hold trademark registrations in the United States for the following marks: Positron™, Attrius® and Pulse CDC™.

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

Employees

As of December 31, 2011, the Company employed thirty-two (32) full-time employees. None of the Company’s employees are represented by a union.

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

Item 1A.  Risk Factors

Risks Associated with Business Activities

History of Losses. To date the Company has been unable to sell its systems in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2011, the Company had a net loss of approximately $6,121,000, compared to a net loss of $10,923,000 during 2010. At December 31, 2011, the Company had an accumulated deficit of approximately $108,373,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the limited number of systems that have been sold or placed in service in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company’s independent auditors for the year ended December 31, 2011 expressed doubt as to the Company’s ability to continue as a going concern. The Company will need to obtain additional capital and increase system sales to become profitable.

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

Working Capital.     The Company had cash and cash equivalents of $1,000 at December 31, 2011.  The Company received $2,100,000 in proceeds from convertible notes and $845,000 in proceeds from the exercise of warrants during 2011.  The Company believes that it may continue to experience operating losses and accumulate deficits in the foreseeable future.   If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

Patents and Proprietary Technology ..  The Company holds certain patent and trade secret rights relating to various aspects of its technologies, which are of material importance to the Company and its future prospects.  Our pending U.S. and foreign patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that the Company’s products will not infringe on any patents of others. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

We Use Products that are Highly Regulated.  In July 2011, Bracco Diagnostics Inc. voluntarily recalled its CardioGen-82 generator after the U.S. Food and Drug Administration (“FDA”) found that certain patients who had undergone PET imaging scans with rubidium chloride injected from CardioGen-82 generator, the radioactive drug injected into a patient to evaluate the functions of the heart, received excessive yet non-harmful amounts of the radiopharmaceutical.  The recall was lifted in or about January 2012 and adversely affected the Company’s operations. There can be no assurance another, similar incident or a voluntary recall will not occur which would adversely affect the Company’s business, financial conditions results of operations and cash flows.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

On April 1, 2010, the Company entered into a three year operating lease with a related party for corporate and administrative offices in Westmont, Illinois. The amount of leased space at this location is approximately 2,000 square feet. The Company purchased the property from the related party in January 2012.

On April 19, 2010, the Company entered into a lease agreement  (the “Lease”) with GMA properties, LLC, a New York limited liability company (the “Lessor”) for PET parts and service and Clinical and Technical Cardiovascular PET Training Institute.  The amount of leased space at this location in Niagara, New York is approximately 3,125 square feet.

The Company has a month to month operating lease for its remaining Houston operations where the Company maintains inventory at times. Monthly rent for the facility is $1,000.

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

On July 7, 2011, the Company entered into an operating lease with a third party for space for medical device assembly and warehousing at a building in Fishers, Indiana. The Company will be required to make payments of $5,083 each month from December 1, 2011 through November 13, 2013, and $5,287 from December 1, 2013 through November 30, 2016. The amount of leased space at this location is approximately 9,761 square feet.

Item 3. Legal Proceedings

None.

Item 4. Mine and Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded and quoted on the NASDAQ OTC Bulletin Board under the symbol POSC.  See “Item 1. Description of Business – Risks Associated with Business Activities.”

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2011 and 2010, all as reported on the NASDAQ OTC Bulletin Board.  These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$0.05	$0.03	$0.07	$0.03
Second Quarter	$0.04	$0.02	$0.26	$0.05
Third Quarter	$0.03	$0.02	$0.09	$0.05
Fourth Quarter	$0.02	$0.01	$0.08	$0.04

There were approximately 3,925 shareholders of common stock as of March 31, 2012.

Description of Securities

Number of Authorized and Outstanding Shares.  The Company's Certificate of Formation, as amended, authorizes the issuance of 3,000,000,000 shares of Common Stock, $0.01 par value per share, of which 1,103,197,116 shares were outstanding on March 29, 2012.  All of the outstanding shares of Common Stock are fully paid and non-assessable.

Voting Rights.  Holders of shares of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by the shareholders.  Accordingly, the holders of in excess of 50% of the aggregate number of shares of Common Stock outstanding will be able to elect all of the directors of the Company and to approve or disapprove any other matter submitted to a vote of all shareholders. The holders of our Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Other.  Holders of Common Stock have no cumulative voting rights.  Holders of Common Stock have no preemptive rights to purchase the Company's Common Stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.

Transfer Agent.  Shares of Common Stock are registered at the transfer agent and are transferable at such office by the registered holder (or duly authorized attorney) upon surrender of the Common Stock certificate, properly endorsed.  No transfer shall be registered unless the Company is satisfied that such transfer will not result in a violation of any applicable federal or state security laws.  The Company’s transfer agent for its Common Stock is Continental Stock Transfer & Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004, (212) 509-4000.

Description of Preferred Stock

The Company’s Certificate of Formation, as amended, authorizes the issuance of 20,000,000 shares of preferred stock from time to time in one or more series.  The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock.  The Board of Directors has designated the following series of preferred stock:

(i)           5,450,000 shares of Series A 8% Convertible Redeemable Preferred Stock (“Series A”), of which 454,599 shares are outstanding.  Holders of the Series A have no voting rights but may vote on a converted basis on any matter requiring shareholder vote.  The Series A is senior to the Company’s Common Stock in liquidation.  While the Series A is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company.  The Series A may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice and notice may only be given if the Company’s common stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

(ii)           9,000,000 shares of Series B Preferred Stock (“Series B”), of which 5,301,889 shares are outstanding.  Holders of the Series B are entitled to 100 votes per share on all matters requiring shareholder vote.  Each share of Series B $1.00 par value is convertible into 100 shares of the Company’s Common Stock. The Series B is senior to the Company’s Common Stock and junior in priority to the Company’s Series A and Series G in liquidation. Holders of the Series B Preferred Stock are entitled to 100 votes per share on all matters requiring shareholder vote.  While the Series B is outstanding, no Common Stock dividends may be paid or declared by the Company.  The Series B may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.

(iii)           840,000 shares of Series C Preferred Stock (“Series C”), of which no shares are outstanding.  Each share of Series C is convertible into a number of shares of the Company’s Common Stock equal $1.00 divided by the conversion price of $0.02.  The Series C is senior to the Company’s Common Stock and junior in priority to the Company’s Series A in liquidation. Holders of the Series C are not entitled to vote on matters requiring shareholder vote but may vote on a converted basis on any matter requiring shareholder vote.  While the Series C is outstanding, no Common Stock dividends may be paid or declared by the Company.  The Series C may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice.

(iv)           1,560,000 shares of Series D Preferred Stock (“Series D”), of which no shares are outstanding.  Each share of Series D is convertible into a number of shares of the Company’s Common Stock equal $1.00 divided by the conversion price of $0.025.  The Series D is senior to the Company’s Common Stock and junior in priority to the Company’s Series A and Series C in liquidation. Holders of the Series D are not entitled to vote on matters requiring shareholder vote but may vote on a converted basis on any matter requiring shareholder vote.  While the Series D is outstanding, no Common Stock dividends may be paid or declared by the Company. The Series D may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice.

(v)           1,200,000 shares of Series E Preferred Stock (“Series E”), of which no shares are outstanding.  Each share of Series E is convertible into a number of shares of the Company’s Common Stock equal $1.00 divided by the conversion price of $0.045454545.  The Series E is senior to the Company’s Common Stock and junior in priority to the Company’s Series A Series C, and Series D in liquidation. Holders of the Series E are not entitled to vote on matters requiring shareholder vote but may vote on a converted basis on any matter requiring shareholder vote.  While the Series E is outstanding, no Common Stock dividends may be paid or declared by the Company. The Series E may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice.

(vi)           600,000 shares of Series F Preferred Stock (“Series F”), of which no shares are outstanding.  Each share of Series F is convertible into a number of shares of the Company’s Common Stock equal $1.00 divided by the conversion price of $0.02.  The Series F is senior to the Company’s Common Stock and junior in priority to the Company’s Series A Series C, Series D and Series E in liquidation. Holders of the Series F are not entitled to vote on matters requiring shareholder vote but may vote on a converted basis on any matter requiring shareholder vote.  While the Series F is outstanding, no Common Stock dividends may be paid or declared by the Company. The Series F may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.  Redemption requires at least 30 days advanced notice.

(vii)           3,000,000 shares of Series G Stock (“Series G”), of which 19,200 shares are outstanding.  Except as required by law and in the case of various actions affecting the rights of the Series G , holders of the Series G are not entitled to vote on matters requiring shareholder vote. Each share of Series G is convertible into 100 shares of common stock. The Series G is senior to the Company's common stock and junior in priority to the Registrant's Series A, C, D, E and F Preferred Stock in liquidation. While the Series G is outstanding or any dividends thereon remain unpaid, no common stock dividends may be paid or declared by the Company. The Series G may be redeemed in whole or in part, at the option of the Company, at any time at a price of $5.00 per share plus any undeclared and/or unpaid dividends to the date of redemption.

(viii)           100,000 Series S Convertible Preferred Stock (“Series S”), of which 100,000 shares are outstanding.  Holders of the Series S are entitled to 10,000 votes per share on all matters requiring shareholder vote.  Each share of Series S, $1.00 par value per share, is convertible into 10,000 shares of the Company’s Common Stock, subject to adjustment.  The Series S is senior to the Company’s Common Stock and junior in priority to the Company’s Series A, Series B and Series in liquidation.  While Series S is outstanding no Common Stock dividends may be paid or declared by the Company.

Dividend Policy

Dividends payable to common shareholders, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act.  The shares will remain penny stocks for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•	Contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading.

•	Contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended.

•	Contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price.

•	Contains a toll-free telephone number for inquiries on disciplinary actions.

•	Defines significant terms in the disclosure document or in the conduct of trading penny stocks.

•	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	The bid and offer quotations for the penny stock.

•	The compensation of the broker-dealer and its salesperson in the transaction.

•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock.

•	Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2011, 2010 and 2009, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

In October 2011, the Company issued 500,000 shares of common stock for consulting services.

In October 2011, the Company issued 113,636.36 shares of its Series B Convertible Preferred Stock in exchange for the conversion of a promissory note in the aggregate principal amount of $100,000.

In November 2011, the Company issued 100,000 shares of its Series B Convertible Preferred Stock for consulting services.

During the quarter ending September 30, 2011, investors exercised warrants on preferred stock for which the Company received $270,000 in cash proceeds and issued 270,000 shares of Series B preferred stock.  In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock, which were exercised at December 31, 2010, and recorded as receivable from warrants exercise at December 31, 2010.

On July 15, 2011, the Company issued 500,000 shares of common stock to an unrelated party for consulting services.

On August 2, 2011, the Company issued 3,000 shares of Series B stock to an unrelated party for consulting services.

During the quarter ending June 30, 2011, the Company issued 10,000,000 shares of common stock to an unrelated third party for consulting services.

During the quarter ending June 30, 2011, warrantholders exercised warrants on preferred stock for which the Company received $325,000 in cash proceeds and issued 130,000 shares of Series B preferred stock.

On June 21, 2011, the Company issued 11,500 shares of Series Preferred B stock to two unrelated parties for consulting services.

On April 6, 2011 and May 27, 2011, the Company issued 300,000 and 2,300,000 shares of common stock, respectively, to two, unrelated parties for consulting services.

On May 26, 2011, the Company issued 424,242 Series B Convertible Preferred Stock upon the conversion of certain convertible debentures in the aggregate amount of $700,000.

During the quarter ending March 31, 2011, investors converted 20,000 shares of Series B Preferred Stock into 2,000,000 shares of common stock.

During the quarter ending March 31, 2011, we received $575,000 for the exercise of warrants and issued 255,000 shares of Series B Preferred Stock in connection with the exercise of these warrants.

On February 15, 2011, the Company issued 3,000 shares of Series B Preferred Stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.04 per share. The Company recorded consulting fee expense of $12,000 for the issuance of the shares.

During the quarter ending December 31, 2010, the Company issued 1,175,000 shares of common stock for consulting; 1,300,000 shares of common stock from a conversion of 13,000 shares of Series B Preferred Stock; 1,000,000 shares of common stock from a conversion of 10,000 shares of Series G Preferred Stock; 400,000 shares of common stock for a $20,000 cash investment; 425,000 shares of Series B Preferred Stock for cash investment and 167,857 Series B Preferred Stock from conversions of warrants/options.

During the quarter ending September 30, 2010, the Company issued 63,391,669 shares of common stock to unrelated investors for cash in the amount of approximately $2,186,204.

During the quarter ending September 30, 2010, investors converted 175,500 shares of Series B Preferred Stock into 17,500,000 shares of common stock.

During the nine months ended September 30, 2010, the Company issued 15,600,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $1,526,200 for which the Company recorded consulting fee expense.

During the quarter ending September 30, 2010, the Company issued 291,777 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $441,000 related to the issuance of the shares.

On June 24, 2010, the Company issued 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the purchase agreement (“Agreement”) between Dose Shield and the Company dated June 5, 2008.  On August 12, 2010, the Company issued an additional 200,000 Series B Preferred shares to the former owners of Dose Shield pursuant to the terms of the Agreement.

During the quarter ending June 30, 2010, the Company issued 127,750,005 shares of common stock to unrelated investors for cash in the amount of $2,943,475.

During the quarter ending June 30, 2010, investors converted 511,500 shares of Series B Preferred Stock into 51,150,000 shares of common stock. Investors also converted 29,091 shares of Series G Preferred stock into 2,909,000 shares of common stock.

During the quarter ending June 30, 2010, the Company issued 42,150,000 shares of common stock to unrelated parties for consulting services. On the dates of issuance the shares had an aggregate fair market value of $5,438,500 for which the Company recorded consulting fee expense.

During the quarter ending June 30, 2010, the Company issued 37,100 shares of Series B Preferred Stock to unrelated parties for consulting services. Accordingly, the Company recorded consulting fee expense of $178,400 related to the issuance of the shares.

During the quarter ending March 31, 2010, investors converted 636,860 shares of Series B Preferred Stock into 63,686,000 shares of common stock. Investors also converted 4,100 shares of Series G Preferred stock into 410,000 shares of common stock.

During the quarter ending March 31, 2010, the Company issued 253,427 shares of Series B Preferred Stock to an unrelated party for consulting services. Accordingly, the Company recorded consulting fee expense of $253,427 related to the issuance of the shares.

On February 25, 2010, the Company issued 500,000 shares of common stock to an unrelated party for consulting services. On the date of issuance, the common stock had a fair market value of $0.05 per share. The Company recorded consulting fee expense of $25,000 for the issuance of the shares.

During the quarter ending September 30, 2009, the Company issued 27,000,000 shares of common stock to unrelated investors for cash of $660,000.  In connection with certain common shares issued, the Company issued warrants to purchase shares of Series B Preferred stock which is convertible into 100 shares of common stock. The warrants expire on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $39,264 has been recorded as additional paid in capital.

During the quarter ending September 30, 2009, the Company issued 500,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $41,250 for the issued shares.

During the quarter ending September 30, 2009, the Company issued 311,500 shares of Series B Preferred Stock to unrelated investors for cash of $424,000.  In connection with certain preferred shares issued, the Company issued 437,500 warrants to purchase shares of Series B Preferred stock which is convertible into 100 shares of common stock. The warrants expire in on December 31, 2010. The warrants were valued using the Black Sholes Valuation Method. The fair value of the warrants of $372,779 has been recorded as additional paid in capital.

During the quarter ending September 30, 2009, the Company issued 51,860 shares of Series B Preferred Stock to consultants for services performed.  The Company recorded compensation expense of $51,860 for the issued shares.

During the quarter ending September 30, 2009, investors converted 13,333 shares of Series B Preferred Stock into 13,333,300 shares of common stock.

During the quarter ending December 31, 2009, investors converted 870,749 shares of Series B Preferred Stock into 87,074,900 shares of the Company’s Common Stock.  Additionally, the Company issued 41,051,049 shares of common stock to investors for cash of $1,223,000, and issued 12,274,140 shares of common stock to consultants for services performed.  The Company recorded a consulting fee expense of $859,000 for the common stock issued to consultants.

During the quarter ending June 30, 2009, the Company issued 6,750,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $278,500 for the issued shares.

During the quarter ending June 30, 2009, investors converted 297,500 shares of Series B Preferred Stock into 29,750,000 shares of common stock.

During the quarter ending June 30, 2009, 42,000 shares of Series G Preferred Stock were converted into 4,200,000 shares of common stock.

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

During the quarter ending March 31, 2009, the Company issued 5,950,000 shares of common stock to consultants for services performed.  The Company recorded compensation expense of $169,000 for the issued shares.

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

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

Overview

Positron Corporation is a leading molecular imaging healthcare company providing innovative nuclear medicine technologies and solutions that are reshaping the field of nuclear cardiology. Through proprietary PET imaging systems, services and radiopharmaceutical solutions, Positron enables healthcare providers to more accurately diagnose disease and improve patient outcomes while practicing cost effective medicine. Positron has gained significant traction in a diverse industry and continues their strong commitment to excellence and advancing cardiac imaging solutions.

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

No PET machines were sold by the Company between July 1, 2011 and December 31, 2011, due to the recall of the Bracco Rubidium-82 generator which affected the entire cardiac PET industry as no Rubidium 82 generators were available.

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

Results of Operations

Consolidated results of operations for the year ending December 31, 2011 and 2010 include Positron and its wholly-owned subsidiary Imaging Pet Technologies (“IPT”).

Revenues - Revenues for the year ended December 31, 2011 were $6,663,000 as compared to $4,623,000 for the year ended December 31, 2010. PET systems sold during the year ended December 31, 2011 were $5,490,000 (7 new PET system units and 1 refurbished PET system unit sold), compared to $3,692,000 (5 new PET system units sold) in 2010, accounting for the significant increase in revenues.

Costs of Sales - Costs of sales for the year ended December 31, 2011 was $6,386,000 compared to $4,564,000 for the year ended December 31, 2010.   Costs were higher in 2011 principally due to the higher sales of the PET systems for which the Company is currently selling at a near break-even margin.

Operating Expenses - The Company’s operating expenses were $4,669,000 for the year ended December 31, 2011 compared to $14,503,000 for the year ended December 31, 2010.

Research and development costs for the year ended December 31, 2011 were $1,315,000 compared to $1,276,000 for the year ended December 31, 2010. Research and development costs included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production.  The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the years ended December 31, 2011 and 2010 were $1,038,000 and $1,096,000, respectively.

General and administrative expenses during the year ended December 31, 2011 were $2,316,000 as compared to $12,131,000 for the year ended December 31, 2010. The significant decrease in G&A is attributable to lower stock based compensation.

Other Income (Expenses) – The Company recorded other income of $0 and $1,460,000 during the years ended December 31, 2011 and 2010, respectively.  The other income recorded during the year ended December 31, 2010 was largely comprised of $367,000 of interest forgiven in connection with the settlement of the convertible notes payable and $1,088,000 of accounts payable and accrued compensation forgiven in connection with the closure of the Canadian operation.

Interest expense was $1,185,000 and $43,000 for the years ended December 31, 2011 and 2010, respectively. The significant increase in interest expense was a result of the $2,100,000 of 8% convertible notes issued in 2011 which were recorded at a $2,100,000 discount upon issuance, of which the Company recorded $1,134,000 of interest accretion expense and $51,000 of interest payable.

The Company recorded derivative gains (losses) of $(544,000) and $2,104,000 for the years ended December 31, 2011 and 2010, respectively.  During 2011, derivative losses were recorded in connection with the embedded conversion derivative liabilities related to convertible debt. During 2010, derivative gains resulted from changes in variables used to calculate fair market value and the settlement of debt.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of December 31, 2011, we had net operating loss carryforwards of approximately $16,413,000 for Federal reporting purposes. These amounts expire at various times through 2032. The Company has provided a full valuation allowance against the net deferred tax assets at December 31, 2011 and 2010.

Under the provisions of Section 382 of the Internal Revenue Code a greater than 50% ownership change that occurs in the Company  limits the Company’s ability to utilize  certain pre-existing NOL’s  to reduce future taxable income and related tax liabilities.

Section 382 contemplates an ownership change any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has changed, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period."  The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

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

Net Loss - For the year ended December 31, 2011, the Company had a net loss of $6,121,000, or $0.01 per share, compared to a net loss of $10,923,000, or $0.02 per share, for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company had current assets of $1,951,000 and total assets of $2,308,000 compared to December 31, 2010 when current assets were $4,789,000 and total assets were $5,173,000. The decrease in current assets is attributable primarily to decreases in deposits in connection with orders for Attrius® systems, and lower cash due to the usage of cash to fund the operations of the Company.

Current liabilities at December 31, 2011 were $5,176,000 compared to $5,259,000 at December 31, 2010.  At December 31, 2011, current liabilities was largely comprised of accounts payable and accrued liabilities, customer deposits, deferred revenue, common stock payable, convertible debt and embedded conversion derivative liabilities. At December 31, 2010 the Company’s current liabilities consisted of trade accounts payable and accrued expenses, customer deposits and deferred revenue. The decrease in current liabilities is largely due to less customer deposits ($1,402,000 at December 31, 2011 compared to $4,203,000 at December 31, 2010), partially offset by higher accounts payable and accrued liabilities ($1,645,000 at December 31, 2011 compared to $803,000 at December 31, 2010), convertible debt and embedded conversion derivative liabilities.

Net cash used in operating activities during the year ended December 31, 2011 was $4,075,000 compared to $4,687,000 used in operating activities during the year ended December 31, 2010.

Net cash used in investing activities was $10,000 for the year ended December 31, 2011 compared to $238,000 for the year ended December 31, 2010 was related to purchases of property and equipment.

Net cash provided by financing activities was $2,945,000 and $5,916,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company received $845,000 in connection with the exercise of warrants and $2,100,000 in connection with the issuance of convertible debt. During the year ended December 31, 2010, the Company received $1,435,000 in connection with the exercise of warrants and $2,000,000 in connection with the issuance of preferred stock and $4,012,000 in connection with the issuance of common stock, partially offset by a $1,000,000 note payable payment and the repayment of certain amounts to related parties.

Since inception, the Company has expended substantial resources on research and development. We have sustained substantial losses due to the limited number of systems sold or placed into service each year. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of $108,373,000 at December 31, 2011. The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. We have been experiencing an increase in sales with the launch of Attrius® PET system and expect for an additional increase through sales of automated radiopharmaceutical systems and recurring revenue from the sale of radiopharmaceuticals. With increase in sales, all systems material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

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

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent registered public accountants, which accompanied the financial statements for the year ended December 31, 2011, was qualified with respect to that risk.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

New Accounting Pronouncements

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for the Company on January 1, 2013. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

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

Embedded conversion derivative liabilities

Embedded conversion derivative liabilities are recorded as liabilities at their estimated fair value at the date of issuance, with subsequent changes in estimated fair value recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The embedded conversion derivative liabilities are measured at estimated fair value using the Black Scholes model. Inherent in this model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate volatility at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the embedded conversion derivative liabilities. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve. The expected life of the embedded conversion derivative liabilities is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the embedded conversion derivative liabilities represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the embedded conversion derivative liabilities and the change in estimated fair value could be materially different.

Allowance for doubtful accounts

Our allowance for doubtful accounts reflects reserves for customer and other receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $50,000 and $0, respectively.

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.

Management assesses the recoverability of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished, in process and raw materials inventories.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the year ended December 31, 2011 as a result of a material weakness as discussed below.

The material weakness in our disclosure control procedures is as follows:

Audit Committee and Financial Expert - The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weakness including, but not necessarily limited to, the following:

Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In performing the assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective, because of the significant deficiency that was identified.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

On January 11, 2012, the Company’s Board of Directors adopted a 2012 Stock Purchase and Option Plan (the “2012 Plan”). The 2012 Plan is administered by the Board and provides for the direct issuance of stock and grants of nonqualified stock options to directors, officers, employees and consultants. The committee of the Board is authorized to determine the terms of each award granted under the 2012 Plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 200,000,000 shares of Common Stock have been authorized for issuance under the 2012 Plan.  The 2012 Plan was adopted by a majority of the Company’s shareholders on January 13, 2012.

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

Patrick G. Rooney.  Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009.  Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Opportunity Fund L.P. (“Solaris”). On November 18, 2011, the U.S. Securities and Exchange Commission commenced a civil action against Mr. Rooney and Solaris Management, LLC, the General Partner of Solaris (“Solaris Management”). The action alleges, among other things, Solaris’ investment concentration in Positron was a misuse of Solaris’ funds and that Rooney failed to sufficiently disclose his role in Positron to Solaris’ investors.  Through 1985-2000, Patrick G. Rooney and/or Rooney Trading were members of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange.  In September 1998 through March 2003, Mr. Rooney was the Managing Director of Digital Age Ventures, Ltd., a venture capital investment company. From August 19, 2003 to December 31, 2005, Mr. Rooney served as Chief Executive Officer and Director of Imagin Molecular Corporation. The Company’s Officers and Directors concluded Mr. Rooney’s extensive experience in financing and background in early stage companies make him an ideal candidate to serve on the Board of Directors.

Joseph G. Oliverio ..  Mr. Oliverio was appointed by the Board of Directors to serve as the Company's Chief Technical Officer on May 14, 2009. From 2005 to 2009, Mr. Oliverio served as President of the Company.  From August 18, 2006 to June 3, 2010, Mr. Oliverio served on the Board of Directors and Chief Executive Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center.  Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist.  Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets. The Company’s Officers and Directors concluded Mr. Oliverio’s extensive clinical and technical PET experience and industry background make him an ideal candidate to serve on the Board of Directors.

Corey N. Conn ..  Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. From August 19, 2003 until June 3, 2010,  Mr. Conn has served on the Board of Directors and as Chief Financial Officer of Imagin Molecular Corporation, a publicly-owned Delaware corporation, and affiliate of the Registrant.  Mr. Conn was a co-founder of Imagin Molecular’s wholly-owned subsidiary Cipher Multimedia and served as its Chief Financial Officer and Director from August 2003 until his resignation in June 2010. Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University. The Company’s Officers and Directors concluded Mr. Conn’s extensive experience in financial compliance and operations in early stage companies make him an ideal candidate to serve on the Board of Directors.

Timothy M. Gabel has served as Vice President of Operations of Positron Corporation since March of 2006 and was appointed by the Board of Directors to serve as Director of Service on May 15, 2009.  Prior thereto and from 1996, Mr. Gabel specialized in international business, international technical project management, product research and development, lean manufacturing implementation, and product design with the automotive components supplier, Delphi Corporation.  His experience includes technology transfer, and joint venture partnership development with companies in China, Japan, Mexico and Europe. Mr. Gabel holds four U.S. patents, and earned his Bachelor’s of Science in Mechanical Engineering from the State University of New York at Buffalo. The Company’s Officers and Directors concluded Mr. Gabel’s extensive engineering and management experience in large corporations make him an ideal candidate to serve as a Vice President.

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

AUDIT COMMITTEE.

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers.  Compensation data is shown for the years ended December 31, 2011 and 2010.  This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal				Restricted Stock	Option	Nonequity	All other
Position	Year	Salary (a)	Bonus	Awards	Awards (b)	incentive plan	compensation	Total

Patrick G. Rooney,	2011	$122,225	85,500	-	-	-	-	$207,725
Chief Executive Officer	2010	$135,000	-	-	$700,000	-	-	$835,000

Joseph G. Oliverio,	2011	$146,231	10,000	-	-	-	-	$156,231
Chief Technical Officer	2010	$160,000	-	-	$550,000	-	-	$710,000

Corey N. Conn, Chief	2011	$122,192	35,000	-	-	-	-	$157,192
Financial Officer	2010	$135,000	-	-	$550,000	-	-	$685,000

Timothy M. Gabel,Vice
President Engineering	2011	$125,000	10,000	-	-	-	-	$135,000
and Service	2010	$135,000	-	-	$365,000	-	-	$500,000

John Zehner, Executive	2011	$-	-	-	-			$-
Vice President	2010	$111,538	-	-	-	-	-	$111,538

Scott Stiffler,
Vice President of	2011	$125,000	10,000	-	-	-	-	$135,000
Pharmaceuticals	2010	$125,000	-	-	-	-	-	$125,000

Sachio Okamura,	2011	$-	-	-	-	-	-	$-
Director	2010	$-	-	-	$25,000	-	-	$25,000

Dr. Anthony C. Nicholls,	2011	$-	-	-	-	-	-	$-
Director	2010	$-	-	-	$15,000	-	-	$15,000

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

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

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2011.

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

SUMMARY OF EQUITY COMPENSATION PLANS

 Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Board of Directors. During 2011, the Company did not pay any bonus pursuant to the incentive compensation plan.

2009 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan ("2009 Plan"), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock have been authorized for issuance under the 2009 Plan.  During 2011, 3,600,000 shares of common stock were issued under the 2009 Plan to consultants for services. As of December 31, 2011, 8,600,000 shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan ("2010 Plan"), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability.  Stock and options may be granted for services rendered or to be rendered. A total of 50,000,000 shares of Common Stock have been authorized for issuance under the 2010 Plan.  As of December 31, 2011, 40,000,000 shares had been issued under the 2010 Plan.

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

The Company did not make any contributions to the 401(k) Plan on behalf of employees during the years ended December 31, 2011 and 2010.

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in 2011 or 2010.

Compensation of Directors

Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

Non-Employee Director Compensation

During the year ended December 31, 2011, our Non-Employee Directors received no compensation from the Company. During the year ended December 31, 2010, our Non-Employee Directors were compensated as follows: Sachio Okamura was issued options to purchase 25,000 shares of Series B Convertible Preferred Stock; and Dr. Anthony C. Nicholls was issued options to purchase 15,000 shares of Series B Convertible Preferred Stock.  Non-Employee Directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

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

Name of Beneficial Owner		Title of Class	Beneficial Ownership (a)	Number of Shares Subject to Options, Warrants and Convertible Preferred Stock Exercisable	Percent of Class (b)
Solaris Opportunity Fund, L.P.	(c)	Common	15,574,140	0	39.3%
		Series B Preferred	319,478.29	31,947,829
		Series S Preferred	100,000	1,000,000,000
Imagin Diagnostic Centres, Inc.	(d)	Common	750,000	0	12.6%
		Series B Preferred	3,347,502	334,750,200
Joseph G. Oliverio	(e)	Common	0	55,000,000	2.0%
Patrick G. Rooney	(f)	Common	0	1,117,527,969	40.1%
Corey N. Conn	(g)	Common	0	55,000,000	2.0%
Timothy M. Gabel	(h)	Common	0	36,500,000	1.3%
Sachio Okamura	(i)	Common	0	2,500,000	* %
Dr. Anthony C. Nicholls	(j)	Common	0	1,500,000	* %
All Directors and Executive Officers as a Group		Common	0	1,268,027,969	43.9%

*   Does not exceed 1% of the referenced class of securities.

(a)       Security ownership is direct unless indicated otherwise.  Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b)       For each shareholder, the calculation of beneficial ownership is based upon 1,103,197,116 shares of Common Stock outstanding as of March 29, 2012 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  Each share of Series A Preferred Stock converts into one fully paid and non-assessable shares of Common Stock.  Each share of Series B Convertible Preferred Stock converts into one hundred (100) shares of Common Stock.  Each share of the Series S Convertible Preferred Stock converts into the number of Series S Preferred shares converted multiplied by Ten Thousand (10,000).

(c)       Includes 15,574,140 Common shares owned directly, 31,947,829 shares issuable upon full conversion of 319,478.29 shares of Series B Preferred Stock and 1,000,000,000 shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock. The address for Solaris Opportunity Fund, L.P. is 3801 N. Washington St. Oak Brook, Illinois 60523.  Patrick G. Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d)       Includes 750,000 shares owned directly, and 334,750,200 shares issuable upon full conversion of 3,347,502 shares of Series B Preferred Stock.  The address for IMAGIN Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. Gregory Pappas holds voting and dispositive power for Imagin Diagnostic Centres, Inc.

(e)       Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2013.

(f)       Includes 70,000,000 shares of Common Stock issuable upon full conversion of 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013.  Also includes 1,047,527,969 shares of common stock held by or convertible to by Solaris Opportunity fund, L.P. (“Solaris”), over which Mr. Rooney holds voting and dispositive power.  Mr. Rooney disavows beneficial ownership over any securities held by Solaris.

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

The address for all officers and directors of the Company is 9715 Kincaid Boulevard, Suite 1000, Fishers, IN. 46038.

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

The Company's Chief Executive Officer and Chairman, Patrick G. Rooney, failed to timely file a report on Form 4 covering the issuance of 700,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed and the disposition of options to purchase an aggregate of 75,000 shares of Common Stock until November 8, 2011 the date the report was filed.

The Company's Chief Financial Officer and Director, Corey N. Conn, failed to timely file a report on Form 3 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's Vice President of Pharmaceuticals, Scott M. Stiffler, failed to timely file a report on Form 3 covering his status from January 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's Vice President of Engineering & Services, Timothy M. Gabel, failed to timely file a report on Form 3 covering the issuance of 365,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through May 11, 2011, the date the Form 3 was filed.

The Company's President and Director, Joseph G. Oliverio, failed to timely file a report on Form 4 covering the issuance of 550,000 shares of the Company’s Series B Convertible Preferred Stock on January 8, 2010 through September 13, 2011, the date the Form 4 was filed.

The Company’s Director, Sachio Okamura, failed to timely file a report on Form 4 covering the issuance of 500,000 shares of the Company’s Common Stock on November 16, 2006 and the disposition of options to purchase an aggregate of 575,000 shares of Common Stock on December 29, 2010, through November 8, 2011, the date the report was filed.

The Company’s Director, Anthony C. Nicholls, failed to timely file a report on Form 4 covering the issuance of 25,000 shares of the Company’s Common Stock on July 26, 2004, the issuance of 500,000 shares of the Company’s Common Stock on November 16, 2006 and the disposition of options to purchase an aggregate of 550,000 shares of Common Stock on December 29, 2010, through November 18, 2011, the date the report was filed.

Imagin Diagnostic Centres, Inc., a ten percent shareholder of the Company, has failed to file reports on Form 3 and Form 4 covering the acquisition and status to it for the periods of January 1, 2004 through the filing of this amended report.

Item 13. Certain Relationships and Related Transactions and Director Independence

2011

During the year ended December 31, 2011, the Company recognized cost of revenues of approximately $4,563,000 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems – the Company’s joint venture partner located in Shenyang, China. At December 31, 2011, the Company has recorded deposits totaling $560,000 to Neusoft for three machines. At December 31, 2011, the Company also has a $200,000 receivable from Neusoft for certain excess freight charges owed, and has $218,000 payable to Neusoft for the purchase of an Attrius® PET system.

During 2011, the Company borrowed $20,000 from Patrick G. Rooney, its Chief Executive Officer. This loan remained unpaid as of December 31, 2011.

As of December 31, 2011, $27,498 had been advanced to Manhattan Isotope Technology LLC in contemplation of acquiring the company which occurred in January 2012.

2010

During the year ended December 31, 2010, the Company recognized cost of revenues of $3,184,000 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems – the Company’s joint venture partner located in Shenyang, China. The Company has approximately $2.484,000 in deposits on purchase contracts as of December 31, 2010.

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

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which provides that a director does not qualify as an independent director if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain material relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company.

The Board has determined that two of our five current directors, Sachio Okamura and Dr. Anthony C. Nicholls meet this definition of independence.

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed to the Company for the audits and other services provided by Sassetti LLC (formerly Frank L. Sassetti & Company), its independent registered public accounting firm for the year ended December 31:

	2011		2010

Audit fees (1)	$72,440		$71,340
Audit-related fees (2)		-
Tax fees (3)	12,300		5,400
All other fees (4)	4,360		16,250

	$89,100		92,990

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

Effective March 1, 2011 Frank L. Sassetti & Co. changed its form of organization and name to Sassetti LLC.

Item 15. Exhibits

2.1	Securities Exchange Agreement with Solaris Opportunity Fund, L.P. and Imagin Molecular Corporation, dated November 17, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092)

2.2	Membership Interest Purchase Agreement, dated January 14, 2012, among Positron Corporation, Manhattan Isotope Technology LLC and the interest holders of Manhattan Isotope Technology LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2012 ( File No. 000-24092).

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

4.2	Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

4.3	Warrant Agreement dated as of June 15, 1999 between Positron Corporation and Gary Brooks (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.4	Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to Gary H. Brooks (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.5	Warrant Agreement dated as of June 15, 1999 between Positron Corporation and S. Lewis Meyer (incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.6	Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to S. Lewis Meyer (incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.7	Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2011.)
4.8	Statement of Designation Establishing Series C Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 21, 2004)

4.9	Statement of Designation Establishing Series D Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated May 21, 2004)

4.10	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005 (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-KSB dated April 19, 2005)

4.11	Statement of Designation Establishing Series F Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2005).

4.12	Statement of Designation Establishing Series S Convertible Redeemable Preferred Stock of Positron Corporation, dated November 7, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092))

4.13	2007 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2011)

10.1	Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.2	Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.3	International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.4 †	1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company’s Proxy Statement dated May 2, 1994).†

10.5	Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

10.6	Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

10.7	Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.8	Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.9	Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.10	Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.11	Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.12	Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.13	Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.

10.14	Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.15	Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.16	Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.17	Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.18	Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.19	Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722).

10.20	Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.21	Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.22	Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.23	First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).
10.24	Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.25	Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.26	Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.27	Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.28	First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.29	Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-KSB for the year ended December 31, 1996).

10.30	Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-KSB/A for the year ended December 31, 1996).

10.31	Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company’s Proxy Statement dated December 18, 1998).

10.32	Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.33	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.34	1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.35	1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.36	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.37	Stock Purchase Warrant dated September 1, 1999 issued by Positron to S. Okamura and Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.38	Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd. (incorporated herein by reference to Exhibit 10.68 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).
10.39	Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance Limited (incorporated herein by reference to Exhibit 10.69 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.40	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on Form 8-K dated July 12, 2001)

10.41	Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.42	Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.43	Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.44	Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 21, 2004)

10.45	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated May 21, 2004)

10.46	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated May 21, 2004)

10.47	Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated May 21, 2004)

10.48	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K dated May 21, 2004)

10.49	Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 8-K dated May 21, 2004)

10.50	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 8-K dated May 21, 2004)

10.51	Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 8-K dated May 21, 2004)
10.52	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.53	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)
10.54	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.55	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005)

10.56	Warrant Purchase Agreement by and among Positron Corporation, Carlos Sao Paulo, Sofia Salema Garcao, Maria Madalena Pimental and José Maria Salema Garçăo dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 12, 2005)

10.57	Note Purchase Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated June 27, 2005)

10.58	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated June 27, 2005)

10.59	Security Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated June 27, 2005)

10.60	Registration Rights Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated June 27, 2005)

10.61	Note Purchase Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 8, 2005)

10.62	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 8, 2005)

10.63	Registration Rights Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 8, 2005)

10.64	Agreement between Gary H. Brooks and Positron Corporation dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 29, 2005)

10.65	Note Purchase Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2005)

10.66	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated October 31, 2005)

10.67	Registration Rights Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated October 31, 2005)

10.68	Joint Venture Contract dated July 30, 2005 between Positron Corporation and Neusoft Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)
10.69	Technologies Contribution Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.70	Software Sub-License Agreement dated September 6, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.71	Trademark License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.72	Corporate Name License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.73	Employment Agreement dated December 27, 2005 between Positron Corporation and Joseph G. Oliverio (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.74	Joseph G. Oliverio Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.75	Joseph G. Oliverio Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.76	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.77	2005 Stock Incentive Plan - Form Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.78	2005 Stock Incentive Plan - Form Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.79	Memorandum of Understanding between Quantum Molecular Pharmaceutical, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005. (incorporated by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K filed April 5, 2006

10.80	2006 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on , 2006)

10.81	Statement of Designation Establishing Series G Preferred Stock of Positron Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006.)

10.82	Form of Series G Unit Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.83	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.84	Securities Purchase Agreement dated May 23, 2006 (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on June 1, 2006).

10.85	Callable Secured Convertible Note in favor of AJW Offshore, Ltd dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.86	Callable Secured Convertible Note in favor of AJW Partners, LLC dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.87	Stock Purchase Warrant in favor of AJW Qualified Partners, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.88	Stock Purchase Warrant in favor of AJW Offshore, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.89	Stock Purchase Warrant in favor of New Millennium Capital Partners, II (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.90	Registration Rights Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.91	Security Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.92	Intellectual property Security Agreement.( incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006)

10.93	Securities Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.94	Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

10.95	Non-Negotiable Promissory Note dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.96	Collateral Pledge Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.97	Promissory Note in favor of Imagin Molecular Corporation, dated April 10, 2008 (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).

10.98	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008. (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).
10.99	Stock Purchase Agreement with Positron Pharmaceutical Company, Dos Shield Corporation, Nukemed, Inc., Michael Thomas, and John Zehner, dated June 11, 2008 incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.100	Employment Agreement with John Zehner, dated June 6, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.101	2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-152616)).†

10.102	Promissory Note in favor of Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).
10.103	Addendum to the Stock Pledge Agreement with Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).

10.104	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-162204)).†

2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8(File No. 333-165724)).†

10.105	Settlement Agreement and Mutual Release with New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and AJW Partners, LLC, dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Form 8-K (File No. 000-24092))

10.106	2012 Stock Purchase and Option Plan*

14.1*	Code of Conduct and Ethics (filed herewith).

21 *	List of Subsidiaries

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

*	Filed herewith

(b)	Reports on Form 8-K

There were no current reports on Form 8-K for the quarter ending December 31, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 6, 2012	By:	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal financial officer)

	By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK G. ROONEY	Chairman and Chief Executive Officer	April 6, 2012
Patrick G. Rooney	(Principal Executive Officer)

/s/COREY N. CONN	Chief Financial Officer and Director	April 6, 2012
Corey N. Conn	(Principal Financial Officer)

/s/JOSEPH G. OLIVERIO	Chief Technical Officer and Director	April 6, 2012
Joseph G. Oliverio

/s/TIMOTHY M. GABEL	Vice President of Engineering & Service	April 6, 2012
Timothy M. Gabel

/s/SCOTT STIFFLER	Vice President of Pharmaceuticals	April 6, 2012
Scott Stiffler

/s/SACHIO OKAMURA	Director	April 6, 2012
Sachio Okamura

/s/ANTHONY C. NICHOLLS	Director	April 6, 2012
Dr. Anthony Nicholls

POSITRON CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

for the years ended December 31, 2011 and 2010

FINANCIAL STATEMENTS

Sassetti LLC

Certified Public Accountants

The Board of Directors

Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Positron Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 6, 2012

Oak Park, Illinois

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1	$1,141
Accounts receivable, net of allowance for doubtful accounts of $50 and $0	612	514
Inventories	741	622
Prepaid expenses	37	28
Deposits – Attrius® systems	560	2,484
Total current assets	1,951	4,789

Property and equipment, net	184	251
Deferred rent	77	111
Other assets	96	22
Total assets	$2,308	$5,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,645	$803
Customer deposits	1,402	4,203
Unearned revenue	288	253
Common stock payable	269	-
Convertible debenture, net	334	-
Embedded conversion derivative liabilities	1,238	-
Total current liabilities	5,176	5,259

Stockholders’ deficit:
Series A Preferred Stock: $1.00 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; 457,599 issued and outstanding.	457	457
Series B Preferred Stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 7,828,822 and 6,668,444 shares outstanding	7,521	6,361
Series G Preferred Stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; and 19,200 shares outstanding	19	19
Series S Preferred Stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 800,000,000 shares authorized; 788,327,497 and 782,727,497shares outstanding.	7,567	7,511
Additional paid-in capital	89,999	88,126
Other comprehensive income	(143)	(143)
Receivable for exercise of warrants	-	(250)
Accumulated deficit	(108,373)	(102,252)
Treasury Stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(2,868)	(86)
Total liabilities and stockholders’ deficit	$2,308	$5,173

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010

Sales	$6,663	$4,623

Costs of sales	6,386	4,564

Gross profit	277	59

General and administrative	2,316	12,131
Research and development	1,315	1,276
Selling and marketing	1,038	1,096

Total operating expenses	4,669	14,503

Loss from operations	(4,392)	(14,444)

Other income (expenses):
Interest expense	(1,185)	(43)
Derivative gains (losses)	(544)	2,104
Other	-	1,460
	(1,729)	3,521

Loss before income taxes	(6,121)	(10,923)

Income taxes	-	-

Net loss	$(6,121)	$(10,923)

Other comprehensive loss:
Foreign currency translation loss	-	(18)

Comprehensive loss	$(6,121)	$(10,941)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	786,579	713,463

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2011 and 2010

(In thousands, except share data)

	Series A		Series B		Series S		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

December 31, 2009	457,599	$457	6,729,421	$6,413	100,000	$100	62,391	$62	391,023,773	$3,910

Net loss	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(1,345,611)	(1,337)	-	-	-	-	133,686,000	1,337

Issuance of common stock for cash	-	-	-	-	-	-	-	-	92,892,624	928

Issuance of common stock for services	-	-	-	-	-	-	-	-	53,725,000	538

Exercise of Series B options	-	-	26,190	26	-	-	-	-	-	-

Exercise of warrants			141,667	142					98,581,000	670

Issuance of Series B for cash	-	-	425,000	425	-	-	-	-	-	-

Issuance of Series B for services	-	-	291,777	292	-	-	-	-	-	-

Series B issued for post-acquisition payment	-	-	400,000	400	-	-	-	-	-	-

Issuance of common stock for note payable	-	-	-	-	-	-	-	-	8,500,000	85

Conversion of Series G to common stock	-	-	-	-	-	-	(43,191)	(43)	4,319,100	43

Receivable from warrants exercise	-	-	-	-	-	-	-	-	-	-

Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2010	457,599	$457	6,668,444	$6,361	100,000	$100	19,200	$19	782,727,497	$7,511

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Net loss	-	-	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(20,000)	(20)	-	-	-	-	2,000,000	20

Issuance of common stock for services	-	-	-	-	-	-	-	-	3,600,000	36

Exercise of warrants	-	-	400,000	400	-	-	-	-	-	-

Issuance of Series B for services	-	-	117,500	117	-	-	-	-	-	-

Allocation of convertible debenture to fair value of warrants	-	-	-	-	-	-	-	-	-	-

Conversion of convertible debenture to Series B	-	-	537,878	538	-	-	-	-	-	-

Reclassification of embedded conversion derivative liability to APIC upon conversion of convertible debenture	-	-	-	-	-	-	-	-	-	-

Receivable from warrants exercise	-	-	125,000	125	-	-	-	-	-	-

Balance December 31, 2011	457,599	$457	7,828,822	$7,521	100,000	$100	19,200	$19	788,327,497	$7,567

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2011 and 2010

(In thousands, except share data)

(Continued)

		Receivable for	Other
	Additional Paid-	exercise of	Comprehensive	Accumulated	Treasury Stock
	In Capital	warrants	Income	Deficit	Shares	Amount	Total

Balance December 31, 2009	$73,568	$-	$ (125)	$(91,329)	60,156	$(15)	$(6,959)

Net loss	-	-	-	(10,923)	-	-	(10,923)

Stock based compensation	2,500	-	-	-	-	-	2,500

Conversion of Series B to common stock	-	-	-	-	-	-	-

Issuance of common stock for cash	3,084	-	-	-	-	-	4,012

Issuance of common stock for services	5,808	-	-	-	-	-	6,346

Exercise of Series B options	(26)	-	-	-	-	-	-

Exercise of warrants	873	-	-	-	-	-	1,685

Issuance of Series B for cash	1,575	-	-	-	-	-	2,000

Issuance of Series B for services	149	-	-	-	-	-	441

Series B issued for post-acquisition payment	595	-	-	-	-	-	400

Issuance of common stock for note payable	-	-	-	-	-	-	680

Conversion of Series G to common stock	-	-	-	-	-	-	-

Receivable from warrants exercise	-	(250)	-	-	-	-	(250)

Change in foreign currency translation loss	-	-	(18)	-	-	-	(18)

Balance December 31, 2010	$88,126	$(250)	$(143)	$(102,252)	60,156	$(15)	$(86)

		Receivable for	Other
	Additional Paid-	exercise of	Comprehensive	Accumulated	Treasury Stock
	In Capital	warrants	Income	Deficit	Shares	Amount	Total

Net loss	-	-	-	(6,121)	-	-	(6,121)

Conversion of Series B to common stock		-	-	-	-	-	-

Issuance of common stock for services	68	-	-	-	-	-	104

Exercise of warrants	195	-	-	-	-	-	595

Issuance of Series B for services	67	-	-	-	-	-	184

Allocation of convertible debenture to fair value of warrants	369	-	-	-	-	-	369

Conversion of convertible debenture to Series B	262	-	-	-	-	-	800

Reclassification of embedded conversion derivative liability to APIC upon conversion of convertible debenture	1,037	-	-	-	-	-	1,037

Receivable from warrants exercise	(125)	250	-	-	-	-	250

Balance December 31, 2011	$89,999	$-	$(143)	$(108,373)	60,156	$(15)	$(2,868)

See notes to financial statements.

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(6,121)	$(10,923)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	77	43
Bad debt expense	50	-
Derivative losses (gains)	544	(2,104)
Common stock issued for services	104	6,346
Preferred stock issued for services	184	441
Deferred rent	34	(111)
Accretion of interest	1,134	-
Stock based compensation	-	2,500
Preferred stock issued for post-acquisition contingent payment	-	400
Forgiveness of interest	-	(367)
Settlement of accounts payable	-	(986)
Forgiveness of accrued compensation	-	(103)
Inventory reserve	123	269
Changes in operating assets and liabilities:
Accounts receivable	(148)	(440)
Inventories	(242)	(276)
Prepaid expenses	(9)	(28)
Deposits	1,924	(2,484)
Other assets	(74)	(13)
Accounts payable and accrued liabilities	842	(587)
Customer deposits	(2,801)	3,534
Common stock payable	269	-
Unearned revenue	35	202

Net cash used in operating activities	(4,075)	(4,687)

Cash flows from investing activities:
Purchase of property and equipment	(10)	(238)

Net cash used in investing activities	(10)	(238)

Cash flows from financing activities:
Payment of notes payable	-	(1,000)
Proceeds from exercise of warrants	845	1,435
Proceeds from convertible debt	2,100	-
Advance from related party	-	(575)
Advance to affiliated entities	-	44
Common stock issued	-	4,012
Preferred stock issued	-	2,000

Net cash provided by financing activities	2,945	5,916

Effect of exchange rate changes on cash and cash equivalents	-	(15)

Net (decrease) increase in cash and cash equivalents	(1,140)	976

Cash and cash equivalents, beginning of year	1,141	165

Cash and cash equivalents, end of year	$1	$1,141

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash disclosures
Payment of convertible notes payable and accrued interest with common stock	$-	$680
Conversion of Series B Preferred Stock to common stock	$20	$1,337
Conversion of Series G Preferred to Common Stock	$-	$43
Warrant receivable for issuance of preferred shares	$-	$250
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$2,100	$-
Conversion of Convertible Debentures to Series B Preferred Stock	$800	$-
Conversion of embedded conversion derivative liability to paid in capital	$1,037	$-

See notes to financial statements

POSITRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Positron Corporation (the “Company”) was incorporated on December 20, 1983 in the state of Texas and commenced commercial operations in 1986.  Positron Corporation operations include Molecular Imaging Devices, Automated Radiopharmaceutical Systems and Radiopharmaceuticals. The Molecular Imaging Devices portion of the business provides Positron Emission Tomography (PET) scanners and Single Photon Emission Computed Tomography (SPECT) cameras.  The Automated Radiopharmaceutical System portion of the business offers the world’s first robotic system for the preparation and dispensing of radiopharmaceuticals that provides unit dose radiopharmaceutical agents used in molecular imaging.  The Radiopharmaceutical manufacturing portion of the business enables the Company to manufacture radiopharmaceuticals and radiochemicals at its cGMP facility. The Company’s objective is to generate revenue by offering inexpensive molecular imaging devices, disease specific software, radiopharmaceutical preparation and dispensing, and radiopharmaceutical agents for nuclear medicine primarily in the field of cardiac nuclear medicine. The Company develops and manufactures its PET scanner through its’ joint venture Neusoft Positron Medical Systems Co in Shenyang China.  The PET system named Attrius® will utilize the Company’s patented and proprietary technology, an imaging technique which assesses the biochemistry, cellular metabolism and physiology of organs and tissues, as well as producing anatomical and structural images.  Targeted markets include medical facilities and diagnostic centers located throughout the world.  The Company’s systems are used by physicians as diagnostic and treatment evaluation tools in the areas of cardiology, neurology and oncology. The Company develops and manufactures its automated radiopharmaceutical system at its headquarters in Fishers Indiana. This system named PosiRx™ will utilize the Company’s patented and proprietary technology for the automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx™ integrates features that increase productivity while decreasing exposure and costs. Our system provides molecular imaging departments with 24/7 unit dose accessibility, combined with the reliability of an on-site supply. Additionally, PosiRx™ assists in compliance with all current USP-797 requirements for the production of unit dose radiopharmaceuticals. Targeted markets include medical facilities, diagnostic centers and nuclear pharmacy’s located throughout the world.  The Company also owns and operates a cGMP ready (current good manufacturing practices) facility in Crown Point, Indiana for the manufacturing of both radioactive and non-radioactive pharmaceutical products.

On June 5, 2006, the Company, through a minority-owned subsidiary of the Company, Imaging PET Technologies, Inc. (“IPT”), and Quantum Molecular Pharmaceuticals Inc., a Canadian radiopharmaceutical corporation (“QMP”) acquired all of the operating assets of IS2 Medical Systems Inc., a developer and manufacturer of nuclear imaging devices based in Ottawa, Ontario, Canada. In October 2008, the Company closed the IPT facility in Canada.  At December 31, 2011 and 2010, IPT continued to operate as a separate legal and accounting entity.

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Indiana corporation (“Dose Shield”). See Note 3.

Principles of Consolidation

For the years ended December 31, 2011 and 2010, the financial statements include the transactions of Positron Corporation and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated.

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

Affiliated Entities

Affiliated entities and their affiliation, as defined by FASB Codification Topic 850 are as follows:

Solaris Opportunity Fund (the “Fund”) owns or controls common and preferred shares of the Company and its managing member is the CEO of the Company. There were no transactions with this entity during 2011 or 2010.

Imagin Molecular Corporation and its wholly-owned subsidiary Imagin Nuclear Partners had common officers and shareholders with the Company through June 3, 2010.

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems ("Neusoft"). Both the Company and the joint venture's other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft's board. The Company currently accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2011 or 2010 based on prior losses of Neusoft.

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

The Company outsources production of PET systems to a single contract manufacturer, our joint venture partner, Neusoft.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects reserves for customer and other receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $50,000 and $0, respectively.

Inventories

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

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011(in thousands):

	December 31, 2011	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,238	$-	$-	$1,238

The Company had no financial liabilities or assets measured and recorded at fair value on the Company’s balance sheet as of December 31, 2010.

The following table reconciles, for the year ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2010	$-
Fair value of embedded conversion derivative liabilities at issuance	1,731
Reductions in fair value due to conversion of Convertible Debentures to Series B Preferred Stock	(1,037)
Loss on fair value adjustments to embedded conversion derivative liabilities	544
Balance of embedded conversion derivative liabilities at December 31, 2011	$1,238

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid in capital. Since the fair value of the embedded conversion derivative liability exceeded the carrying value of the convertible debentures on the issuance date, the convertible debentures were recorded at a full discount. The Company recognizes expense for accretion of the convertible debentures discount over the term of the notes. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity , as the conversion feature embedded in each debenture could result in the stated note principal being converted to a variable number of the Company’s common shares.

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

Debt discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the year ended December 31, 2011 was $369,000. The debt discount attributable to the embedded conversion derivative liability was $1,731,000 during the year ended December 31, 2011.

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

Advertising

Indirect-response advertising costs are charged to operations the first time the advertising takes place.  The cost of direct-response advertising is not significant.  Advertising expenses for 2011 and 2010 were $120,000 and $133,000, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for the Company on January 1, 2013. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

2.	Going Concern Consideration

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and has not sold quantities that are sufficient to be operationally profitable.  The Company had an accumulated deficit of $108,373,000 and a stockholders’ deficit of $2,868,000 at December 31, 2011.  The Company will need to increase system sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience an increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radiopharmaceuticals through PosiRx™, its automated radiopharmaceutical system and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company utilized proceeds of $2,100,000 from issuance of convertible debt and $845,000 from the exercise of warrants to fund operating activities during the year ended December 31, 2011.  The Company had cash and cash equivalents of $1,000 at December 31, 2011.  At the same date, the Company had accounts payable and accrued liabilities of $1,645,000. Working capital requirements for the upcoming year will reach beyond our current cash balances.  The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Positron Pharmaceuticals – Dose Shield Acquisition

On June 5, 2008, the Company, and its wholly-owned subsidiary Positron Pharmaceuticals Company, a Nevada corporation (“Positron Pharmaceuticals”), executed and consummated a Stock Purchase Agreement to acquire all of the issued and outstanding stock (the “Acquisition”) of Dose Shield Corporation, an Illinois corporation (“Dose Shield”). The purchase price of the Acquisition consisted of: 80,000,000 shares of the Registrant’s common stock (of which 40,000,000 shares of common stock were issued in 2008 and 400,000 Series B Preferred shares were issued in 2010), $600,000 in cash (of which $60,000 was paid in 2008 and $540,000 was paid in 2010) and certain earn out payments through December 31, 2009. In addition, the Company is obligated to pay royalties equal to 1.5% of net revenues generated from all future sales of all Dose Shield equipment sold by Positron Pharmaceuticals following the Closing.

In accordance with the purchase agreement, the Company paid the sellers $2,169,000 during 2010 for commissions and royalties which were expensed in 2009. The Company recorded $400,000 of expenses in connection with the issuance of the 400,000 Series B preferred shares to the Dose Shield sellers in 2010. No other expenses were incurred by the Company pursuant to this agreement in 2010 or 2011.

4.	Deposits – Attrius® systems

At December 31, 2011 and 2010, the Company had $560,000 (three Attrius® systems) and $2,484,000 (ten Attrius® systems), respectively, in deposits paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® systems for which the Company has sales contracts.

5.	Inventories

Inventories at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Finished systems	$385	$199
Raw materials and service parts	756	583
Work in progress	90	207
	1,231	989
Less: Reserve for obsolete inventory	(490)	(367)
	$741	$622

6.	Investment in Joint Venture

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

7	Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Furniture and fixtures	$27	$21
Leasehold improvements	19	19
Computer equipment	59	55
Machinery and equipment	214	214
	319	309
Less: Accumulated depreciation	(135)	(58)
	$184	$251

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Trade accounts payable	$1,307	$452
Accrued royalties	87	87
Accrued interest	51	-
Sales taxes payable	66	9
Accrued compensation	13	42
Accrued professional fees	15	33
Other accrued expenses	106	179

Total	$1,645	$803

9.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposit at December 31, 2011 and 2010 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems. As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at December 31, 2011 are $733,000 deposits on two Attrius® PET systems sale orders and two used machines. At December 31, 2010, customer deposits also included $3,534,000 of deposits on ten Attrius® Cardiac PET systems sales orders.

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
-
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

On November 15, 2011 and December 5, 2011, the Company issued $200,000 and $200,000, respectively of convertible debentures “(Convertible Debt”) to certain investors (“Debt Investors”). Interest accrues at the rate of eight percent per annum and is payable quarterly in cash. The debentures mature on December 31, 2012. In addition, the Company issued 14,000,000 warrants (“$0.01 Warrants”), which entitle the Debt Investors to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The Debt Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

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

The following is a summary of the proceeds from the issuance of the Convertible Debt and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$400
Allocation of proceeds to $0.01 warrants	(96)

Allocation of proceeds to embedded conversion derivative liability	(304)
Total	$-

Conversion of Convertible Debentures to Series B Shares

On May 26, 2011, the Investors converted $700,000 of the Convertible Debentures to 424,242 Series B preferred shares. On October 17, 2011, the Investors converted an additional $100,000 of the Convertible Debentures to 113,636 Series B preferred shares. The Company recorded interest accretion expense of $800,000 for these Convertible Debentures during the year ended December 31, 2011. In connection with the conversion of the $800,000 of convertible debentures, the Company also reduced the embedded conversion derivative liability by $1,037,000 based on the fair value of the related embedded conversion derivative liability on the date of exercise and increased additional paid-in capital by the same amount.

Convertible debentures as of December 31, 2011

During the year ended December 31, 2011, the Company recognized interest accretion expense of $334,000 on the Convertible Debentures still outstanding as of (in thousands).

	December 31, 2011	December 31, 2010
Convertible debentures – face value	$1,300	$-
Debt discount	(966)	-
Total convertible debentures, net	$334	$-

11.	Stock Options and Warrants

Options

A summary of common stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Price Range or Weighted Average Exercise Price

Balance at December 31, 2009	26,645,000	$0.06

Expired/forfeited	(26,645,000)	$.02-.119

Balance at December 31, 2010	-	$-
Balance at December 31, 2011	-	$-

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

In January 2010 the Company granted  certain employees options to purchase 2,500,000 shares of Series B Preferred stock at an exercise price of $1.00 per share (the “Preferred Options”.) The options vest immediately and have a term of four years. Accordingly, in January 2010 the Company recorded compensation expense of $2,500,000 for the Preferred Option grants. All of these options are outstanding as of December 31, 2011. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	4
Risk free rate of return	2.5%
Dividend yield	0
Expected volatility	378%

Warrants

In March 2010, the Company received proceeds of $249,975 from the sale of 10,000,000 shares of common stock.  In connection with the sale of common stock, the Company issued 15,000,000  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.04-$0.05; expected volatility of 262%; and discount rate of 0.97-1.04%. The proceeds were allocated as follows:

Common stock	$111,468
Warrants	138,507
Total proceeds	$249,975

In April 2010, the Company received proceeds of $2,314,888 from the sale of 89,075,004 shares of common stock.  In connection with the sale of common stock, the Company issued 107,416,671  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.04-$0.26; expected volatility of 279%; and discount rate of 0.98-1.08%. The proceeds were allocated as follows:

Common stock	$1,090,641
Warrants	1,224,247
Total proceeds	$2,314,888

In May 2010, the Company received proceeds of $929,975 from the sale of 32,333,334 shares of common stock.  In connection with the sale of common stock, the Company issued 32,333,334  warrants for the purchase of a share of common stock at an exercise price of $0.03 per share exercisable until March 31, 2012. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.12-$0.20; expected volatility of 285%; and discount rate of 0.81-1.00%. The proceeds were allocated as follows:

Common stock	$481,014
Warrants	448,961
Total proceeds	$929,975

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2009	190,462,500	$ 0.02-0.15	$0.05
Warrants exercised	(115,366,700)	0.02-0.03	0.02
Warrants expired	(41,512,467)	0.02-0.10	0.05
Warrants issued with common and Series B Preferred stock in private placement	162,250,005	0.03	0.03
Balance at December 31, 2010	195,833,338	0.02-0.15	0.06
Warrants exercised	(40,000,000)	0.01-0.025	0.01
Warrants expired	(1,250,000)	0.02	0.02
Warrants issued with common and Series B Preferred stock in private placement	29,000,000	0.01	0.01
Balance at December 31, 2011	183,583,338	$ 0.01-0.15	$0.05

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2011 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
4,000,000	(a)	—	$0.02
30,000,000	May 2013	1.40	$0.15
120,583,338	March 2012	0.25	$0.03
29,000,000	December 2013	2.00	$0.01
183,583,338

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

At December 31, 2011, there were 457,599 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2011, 5,301,889shares of Series B Preferred Stock were outstanding.

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

As of December 31, 2011, 19,200 shares of Series G Preferred Stock were outstanding.

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

As of December 31, 2011, 100,000 shares of Series S Convertible Preferred Stock were outstanding.

13.	Shares Issued for Services

In accordance with ASC 718 Compensation – Stock Compensation, the Company values shares issued for services by using the fair value of the shares provided for the services at the earlier of (1) the date at which a “commitment for performance” by the counterparty is reached, or (2) the date at which the counterparty’s performance is complete.

During the year ended December 31, 2011, the Company granted 3,600,000 common shares and 117,500 Series B preferred shares to consultants for services and recorded compensation expense of $104,000 and $184,000, respectively during the year ended December 31, 2011. At December 31, 2011, the Company has recorded $269,000 of common stock payable in connection with an agreement to pay 17,000,000 shares of common stock for services to be issued when the Company’s Board of Directors increase the total authorized shares of common stock of the Company.

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

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2011, the Company had domestic net operating loss (“NOL”) carryforwards for income tax purposes of approximately $54,700,000, which expire in 2012 through 2032.  Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carryforwards to reduce future taxable income and related tax liabilities.

Section 382 contemplates an ownership change any time there is a transfer of stock by a person who directly, or indirectly, owns more than 5% of the corporation and the percentage of stock of the corporation owned by one or more five percent shareholders has changed, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the "testing period." The "testing period" is generally a three-year period ending on the date of any owner or equity structure shift.

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

The composition of deferred tax assets and the related tax effects at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:

Domestic net operating losses	$18,592	$14,517
Stock option compensation	-	850
Accrued liabilities and reserves	283	169
	18,875	15,536
Valuation allowance	(18,875)	(15,536)

Total deferred tax assets	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2011		2010
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$2,081	34%	3,714	34%
Derivative gains (losses)	(185)	(3)%	715	6.5
Discount amortization and other	1443	24%	-	-
Change in valuation allowance	(3,339)	(55)%	(4,429)	(40.5)
	$-	-%	-	-%

16.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company.  Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan allows for the Company to make discretionary contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement.    The Company made no contributions in 2011 and 2010.  The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were made by the Company in 2011 or 2010.

17.	Related Party Transactions

As of December 31, 2011, $27,498 had been advanced to MIT in contemplation of acquiring the company which occurred in January 2012.

During the year ended December 31, 2011, the Company recognized cost of revenues of approximately $4,521,000 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems – the Company’s joint venture partner located in Shenyang, China. At December 31, 2011, the Company has recorded deposits totaling $560,000 to Neusoft for three machines. At December 31, 2011, the Company also has a $250,000 receivable from Neusoft for certain excess freight charges owed, and has $218,000 payable to Neusoft for the purchase of an Attrius® PET system.

During 2011, the Company borrowed $20,000 from its Chief Executive Officer and remains payable as of December 31, 2011.

During the year ended December 31, 2010, the Company recognized cost of revenues of $3,184,282 related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems – the Company’s joint venture partner located in Shenyang, China. The Company has approximately $2,484,000 in deposits on purchase contracts as of December 31, 2010.

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

Lease Agreements

We have operating leases for various offices and operating facilities in the United States.  Rent expense was $190,000 and $97,000 for the years ended December 31, 2011 and 2010, respectively.  Future minimum rental commitments under noncancellable facilities operating leases in place are as follows as of December 31, 2011:

Year Ending December 31,

2012	$177,000
2013	166,000
2014	159,000
2015	135,000
2016 and Thereafter	58,000
Total	$695,000

19.	Loss Per Share

The following information details the computation of basic and diluted loss per share:

	Year Ended December 31, (In thousands, except for per share data)
	2011	2010
Numerator:
Basic and diluted net loss:	$(6,121)	$(10,923)
Denominator:
Denominator for basic earnings per share-weighted average shares	786,579	713,463
Effect of dilutive securities
Convertible Preferred Stock	-	-
Stock Warrants	-	-
Stock Options	-	-
Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	786,579	713,463

Basic and diluted loss per common share	$(0.01)	$(0.02)

All common stock equivalents in the years ended December 31, 2011 and 2010 were excluded from the above calculation as their effect was anti-dilutive.

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	2011	2010
Convertible Series A Preferred Stock	457	457
Convertible Series B Preferred Stock	782,882	666,844
Convertible Series G Preferred Stock	1,920	1,920
Convertible Series S Preferred Stock	1,000,000	1,000,000
Convertible debt	262,626	-
Preferred Stock Options	250,000	250,000
Stock Warrants	183,583	206,083

20.	Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarter ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales	$2,871	$3,021	$482	$289

Gross profit (loss)	428	(68)	(19)	(64)

Net loss	(735)	(2,835)	(1,453)	(1,098)

Net loss per share – basic and diluted	$(0.00))	$(0.00)	$(0.00)	$(0.00)

Weighted average basic and diluted shares	784,327	789,738	797,751	786,579

	Quarter ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net sales	$467	$934	$1,013	$2,209

Gross profit (loss)	284	15	(113)	(127)

Net earnings (loss)	(3,265)	(6,393)	294	(1,559)

Net earnings (loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average basic and diluted shares	410,371	579,529	755,595	780,522

21.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010
Total Sales:
Medical equipment	$6,663	$4,623
Radiopharmaceuticals	-	-
Total Sales	$6,663	$4,623

Operating loss:
Medical equipment	$3,775	$13,356
Radiopharmaceuticals	396	16
Unallocated	221	872
Total operating loss	$4,392	$14,444

	December 31, 2011	December 31, 2010
Total assets:
Medical equipment	$2,283	3,966
Radiopharmaceuticals	24	28
Unallocated	1	1,179
Total assets	$2,308	$5,173

22.	Subsequent Events

Increase in number of authorized shares

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share and 20,000,000 shares will be preferred stock par value $1.00 per share.

Stock plan

On January 11, 2012, the Company’s Board of Directors approved the 2012 Stock Purchase and Option Plan (“Stock Compensation Plan”) and the Company issued stock options to purchase 187,600,000 shares of common stock to employees under this Stock Compensation Plan. The stock price on the grant date was $0.0095 per share. The options have a $0.01 exercise price and vest 50% at issuance (January 11, 2012), and 50% after one year of service. As a result, the intrinsic value and fair value for these options on the grant date was $0 and $1,511,000, respectively.

Purchase of Building

On January 12, 2012, the Company acquired a building in Westmont, Illinois which the Company previously leased from a related party for corporate and administrative offices. The Company issued the related party 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000 which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 25,000,000 warrants (“Warrants”), which entitle the related party to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. At December 31, 2011, the Company had $77,000 of deferred rent related to this building recorded as an asset in the financial statements which will be expensed during the quarter ending March 31, 2012.

Acquisition of MIT

On January 17, 2012, the Company acquired Manhattan Isotope Technology LLC (“MIT”) upon consummation of a Membership Interest Purchase Agreement (the “Agreement”) with MIT and the interest-holders of MIT, whereby the Company acquired all of the issued and outstanding membership interests from the holders in exchange for: (i) the assumption of the liabilities of MIT; (ii) cash advances; (iii) earn-out payments equal to twenty percent (20%) of “Net Income” as defined in the Agreement; (iv) 5,000,000 common shares of Positron stock; and (v) entry into employment agreements with MIT’s employees.

In accordance with the transaction, the Company acquired the assets related to MIT’s business of refurbishing spent strontium-82/rubidium-82 and other radioisotope generators, recycling strontium-82 and other radioisotopes from generators, processing of strontium-82 and other radioisotopes, providing expertise in production of radioisotopes and radioisotopes services, including cash, equipment, leasehold improvements, patent, certain supply and distribution and other vendor contracts, goodwill and assumed liabilities including trade payables, accruals and a line of credit with a commercial bank. The parties made customary representations, warranties and indemnities in the Agreement that are typical and consistent for a transaction of this size and scope.

The Company incurred acquisition costs of approximately $13,000 in 2011 and $12,000 in 2012.

The following table summarizes the consideration transferred to acquire MIT and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

Common Stock of Company	$50,000
Contingent consideration	$583,985
$633,985

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$3,241
Equipment and leasehold improvements	653,563
Patent	14,000
Trade and other payables	(41,670)
Line of credit	(700,000)
Net Liabilities assumed	$(70,866)

Goodwill	$704,851

The acquisition of MIT includes a contingent consideration arrangement that requires cash payments to the previous members equal to 20% of “Net Income” as defined in the Agreement through December 31, 2018. The range of the undiscounted amounts the Company could owe under this arrangement is between $0 and $3,000,000. The fair value of the contingent consideration on the acquisition date of approximately $584,000 was estimated based on the present value of projected payments which were based on projected net income through 2018. These calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 5 percent as well as an increasing level of revenues and expenses based on probability factors at the acquisition date.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2011:

Sales	$6,790,685

Net Loss	$(6,496,313)

Share Issuance/Conversions

From January 1, 2012, the following stock transactions occurred:

On January 19, 2012, the Company converted 1,923,223.58 shares of Series B Convertible Preferred Stock into 192,322,258 shares of Common Stock. Also on January 19, 2012, the Company accepted subscriptions in the amount of $300,000 and issued 30,000,000 shares of Common Stock. The Company also issued 30,000,000 warrants to Investors to purchase common stock of the Company for $0.01 per share which will expire on December 31, 2013. Also on January 19, 2012, the Company issued 5,000,000 shares in connection with the acquisition of MIT and 76,261 shares were issued for royalties.

On March 1, 2012, the Company converted 603,711 shares of Series B Convertible Preferred Stock into 60,371,100 shares of Common Stock. Also on March 1, 2012, the Company issued 3,000,000 shares to a vendor for services rendered.

On March 14, 2012, the Company accepted subscriptions in the amount of $30,000 and issued 3,500,000 shares of Common Stock. The Company also issued 3,500,000 warrants to an Investor to purchase common stock of the Company for $0.01 per share which will expire on December 31, 2013. Also on March 14, 2012, the Company issued 1,200,000 shares of Common Stock to an employee for services.

