Form 10-Q
period 2012-03-31
POSITRON CORP
filed 2012-05-21
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2012

Commission file number 000-24092

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

9715 Kincaid Boulevard, Suit 1000, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐      No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	1,236,288,405

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$3	$1
Accounts receivable, less allowance for doubtful accounts of $50	695	612
Inventories, less reserve of $490	568	741
Prepaid expenses	37	37
Deposits – Attrius® systems	560	560
Total current assets	1,863	1,951

Property and equipment, less accumulated depreciation of $183 and $135	1,354	184
Deferred rent	-	77
Intangible assets	360	-
Other assets	68	96
Total assets	$3,645	$2,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,902	$1,645
Customer deposits	1,474	1,402
Unearned revenue	57	288
Common stock payable	80	269
Note payable – current portion	85	-
Convertible debenture, less debt discount of $947 and $966	576	334
Embedded conversion derivative liabilities	1,776	1,238
Total current liabilities	5,950	5,176

Note payable – noncurrent portion	620	-
Convertible debenture to related party, net	27	-
Embedded conversion derivative liabilities to related party	403	-
Contingent earn-out payable	205	-
Total liabilities	7,205	5,176

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 457,599 shares issued and outstanding.	457	457
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 5,301,887 and 7,828,822 shares issued and outstanding	4,994	7,521
Series G preferred stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 19,200 shares issued and outstanding	19	19
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 3,000,000,000 and 800,000,000 shares authorized; 1,129,720,855 and 788,327,497 shares issued and outstanding	10,981	7,567
Additional paid-in capital	91,382	89,999
Other comprehensive income	(143)	(143)
Accumulated deficit	(111,335)	(108,373)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(3,560)	(2,868)
Total liabilities and stockholders’ deficit	$3,645	$2,308

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2012	March 31, 2011

Sales:	$829	$2,871

Costs of sales:	470	2,443

Gross profit	359	428

Operating expenses:
General and administrative	1,765	506
Research and development	313	334
Selling and marketing	83	323

Total operating expenses	2,161	1,163

Loss from operations	(1,802)	(735)

Other income (expense)
Interest expense	(287)	-
Derivative losses	(876)	-
Other income	3	-

Total other income (expense)	(1,160)	-

Loss before income taxes	(2,962)	(735)

Income taxes	-	-

Net loss and comprehensive loss	$(2,962)	$(735)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	970,887	784,327

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(2,962)	$(735)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	48	19
Loss on writeoff of leasehold improvements	7	-
Stock based compensation	1,066	-
Derivative losses	876	-
Common stock issued for services	99	-
Preferred stock issued for services	-	12
Deferred rent	77	9
Accretion of debt discount	269	-
Changes in operating assets and liabilities:
Accounts receivable	(83)	(386)
Inventories	173	(88)
Prepaid expenses	-	(9)
Deposits	-	866
Other assets	29	2
Accounts payable, trade and accrued liabilities	138	31
Customer deposits	72	(1,181)
Common stock payable	80	-
Unearned revenue	(231)	219

Net cash used in operating activities	(342)	(1,241)

Cash flows from investing activities:
Purchase of property and equipment	(23)	(2)
Purchase of MIT, net of cash acquired	1	-

Net cash used in investing activities	(22)	(2)

Cash flows from financing activities:
Borrowings under note payable	708	-
Payments on note payable	(703)	-
Noninterest bearing advances	260
Payment of noninterest bearing advances	(250)
Common stock issued	351	-
Proceeds from exercise of warrants	-	575

Net cash provided by financing activities	366	575

Effect of exchange rate changes on cash and cash equivalents	-	-

Net increase (decrease) in cash and cash equivalents	2	(668)

Cash and cash equivalents, beginning of period	1	1,141

Cash and cash equivalents, end of period	$3	$473

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash disclosures
Conversion of Series B preferred stock to common stock	$-	$20
Issuance of 17,000,000 common stock owed	$269	$-
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$250	$-
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$500	$-
Property and equipment additions financed	$50	$-
Noncash consideration for MIT acquisition (see Note 4)	$255	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2011, as reported in the Form 10-K, have been omitted.

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

For a summary of significant accounting policies (which have not changed from December 31, 2011), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Intangible assets

The Company has goodwill and identified intangible assets with determinable lives as of March 31, 2012. Identified intangible assets consist of patents acquired in MIT acquisition on January 17, 2012 (see Note 4). The goodwill and patents were fair valued at $346,000 and $14,000 under the purchase accounting with patents being amortized on a straight-line basis over the estimated useful life of 6 years. Amortization expense of identified intangibles is expected to be approximately $2,333 in each of the next six years. As of March 31, 2012, the amortization expense related to the Company’s identified intangible assets was immaterial. Goodwill is not amortized under generally accepted accounting principles.

The Company accounts for its goodwill in accordance with the Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment at least annually and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. There have been no triggering events in the three months ended March 31, 2012 and therefore, no goodwill impairment was recorded.

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2012, no impairment was recorded.

Debt discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the three months ended March 31, 2012 and 2011 was $185,000 and $0, respectively. The debt discount attributable to the embedded conversion derivative liability during the three months ended March 31, 2012 and 2011 was $65,000 and $0, respectively. The Company also recorded the accretion of debt discount of $269,000 and $0 during the three months ended March 31, 2012 and 2011, respectively. The total unaccreted debt discount at March 31, 2012 was $947,000, compared to $966,000 at December 31, 2011.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaids, deposits, accounts payable and accrued liabilities, common stock payable, and unearned revenue, approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 (in thousands):

	March 31, 2012	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$2,179	$-	$-	$2,179

The following table reconciles, for the three months ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2011	$1,238
Fair value of embedded conversion derivative liability at issuance	411
Loss on fair value adjustments to embedded conversion derivative liability	530
Balance of embedded conversion derivative liability at March 31, 2012	$2,179

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

Revenue Recognition

The Company’s revenues are currently derived from the sale of medical equipment products, maintenance contracts and service revenues. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services. The Company recognizes revenues from the sale of medical equipment products when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. The Company obains a signed customer acceptance after installation is complete for the sale of its Attrius® systems.

In multiple-element arrangements, revenue is allocated to each element based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence (VSOE), then on third-party evidence of selling price (TPE) when VSOE does not exist, and then on estimated selling price (ESP) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its products, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP by considering the facts and circumstances of the product being sold.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

3.	Going Concern

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $111,335,000 and a stockholders’ deficit of $3,560,000 at March 31, 2012. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company expects to experience a significant increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radiopharmaceuticals through PosiRx™, its automated radiopharmaceutical system and sales of radiopharmaceuticals manufactured at its Crown Point facility. The Company expects that these developments will have a positive impact on revenue and net margins.

The Company had cash and cash equivalents of $3,000 at March 31, 2012. At the same date, the Company had accounts payable and accrued liabilities of $1,902,000 at March 31, 2012. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In accordance with the transaction, the Company acquired the assets related to MIT’s business of refurbishing spent strontium-82/rubidium-82 and other radioisotope generators, recycling strontium-82 and other radioisotopes from generators, processing of strontium-82 and other radioisotopes, providing expertise in production of radioisotopes and radioisotopes services, including cash, equipment, leasehold improvements, patent, certain supply and distribution and other vendor contracts, goodwill and assumed liabilities including trade payables, accruals and a note payable with a commercial bank. The parties made customary representations, warranties and indemnities in the Agreement that are typical and consistent for a transaction of this size and scope.

The Company has included the financial results of MIT in the consolidated financial statements from the date of acquisition. MIT is included in the Radiopharmaceuticals operating segment.

The Company incurred acquisition costs of approximately $13,000 in 2011 and $12,000 in 2012.

The following table summarizes the consideration transferred to acquire MIT at the acquisition date:

Fair Value of Consideration Transferred:

Common stock of Company	$50,000
Contingent consideration	$205,297
Total	$255,297

The total purchase price for the MIT acquisition was allocated to the net tangible and intangible assets based upon their fair values as of January 17, 2012 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date.

Cash	$829
Equipment and leasehold improvements	653,567
Patent	14,000
Trade and other payables	(59,282)
Note payable	(700,000)
Net liabilities assumed	$(90,886)

Goodwill	$346,183

The Company identified intangible assets associated with patents and assigned the fair value of $14,000. The useful life associated with patents was 6 years.

The acquisition of MIT includes a contingent consideration arrangement that requires cash payments to the previous members equal to 20% of “Net Income” as defined in the Agreement through December 31, 2018. The range of the undiscounted amounts the Company could owe under this arrangement is between $0 and $3,000,000. The fair value of the contingent consideration on the acquisition date of approximately $205,000 was estimated based on the present value of projected payments which were based on projected net income through 2018. These calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions include a discount rate of 25 percent as well as an increasing level of revenues and expenses based on probability factors at the acquisition date.

The unaudited pro forma summary for the three months ended March 31, 2012, as if the business combination had occurred on January 1, 2012 is not materially different from total sales, loss from operations, net loss, and net loss per common share presented in the Company’s consolidated statements of operations above.

5.	Deposits - Attrius® systems

At March 31, 2012 and December 31, 2011, the Company had $560,000 (three Attrius® systems) in deposits paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® systems for which the Company has sales contracts.

6.	Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished systems	$385	$385
Raw materials and service parts	673	756
Work in progress	-	90
	1,058	1,231
Less: Reserve for obsolete inventory	(490)	(490)
	$568	$741

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of March 31, 2012 and December 31, 2011.

7.	Property and equipment

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Buildings	$500	$-
Furniture and fixtures	46	27
Leasehold improvements	82	19
Computer equipment	57	59
Research equipment	638	-
Machinery and equipment	214	214
	1,537	319
Less: Accumulated depreciation	(183)	(135)
	$1,354	$184

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts payable	$1,422	$1,307
Accrued royalties	87	87
Accrued interest	80	51
Sales taxes payable	70	66
Accrued compensation	29	13
Accrued professional fees	15	15
Other accrued expenses	199	106

Total	$1,902	$1,645

9.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at March 31, 2012 and December 31, 2011 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at March 31, 2012 are $805,000 deposits on three Attrius® systems sale orders and two used machines. At December 31, 2011, customer deposits included $733,000 of deposits on two Attrius® systems sale orders and two used machines.

10.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator
Basic and diluted loss	$(2,962)	$(735)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	970,887	784,327

Basic and diluted loss per common share	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2012	March 31, 2011
Convertible Series A preferred stock	457	457
Convertible Series B preferred stock	5,302	6,906
Convertible Series G preferred stock	19	19
Convertible Series S preferred stock	100	100
Stock warrants	190,550	193,283
Convertible debt	153,035	-
Common stock options	177,600	-
Series B preferred stock options	250,000	250,000

11.	Convertible Debentures

Convertible Debentures due to Purchase of Building

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices (see Note 15). As a part of the price consideration, the Company issued the related party a convertible debenture of $250,000, which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 25,000,000 warrants (“Warrants”), which entitle the related party to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting

Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debt, the $0.01 Warrants and the embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of the issuance. The fair value of the embedded conversion derivative liability exceeded the purchase price of the building from the Convertible Debt less the allocation of the purchase price of the building to the $0.01 Warrants, which resulted in a debt discount of $250,000. The debt is accreted to interest expense over the life of the Convertible Debt.

The following is a summary of the building debt from the issuance of the Convertible Debt and the initial accounting of the issuance (in thousands):

Building debt from convertible debt issuance	$250
Allocation of building debt to $0.01 warrants	(185)

Allocation of building debt to embedded conversion derivative liability	(65)
Total	$-

Convertible debentures as of March 31, 2012

During the three months ended March 31, 2012, the Company recognized $269,000 of interest expense on the Convertible Debentures still outstanding as of March 31, 2012 (in thousands).

	March 31, 2012	March 31, 2011

Convertible debentures	$1,577	$—
Debt discount	(974)	—
Total convertible debentures	$603	$—

12.	Note Payable

On January 17, 2012, in connection with the Company acquisition of MIT, the Company assumed a note payable in favor of Los Alamos National Bank (“LANB”) in the principal amount of $700,000. On February 10, 2012, MIT enter into a modified note with LANB to consolidate principal and accrued interest of the original note into a new promissory note in the amount of $708,000, maturing on April 1, 2019. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2012. The promissory note is guaranteed by MIT and secured by all assets of the Company. Total interest paid on the promissory note was $7,000 during the three months ended March 31, 2012. The note’s outstanding amount was $705,000 at March 31, 2012

Future maturities of the note payable are as follows:

Debt maturities as of March 31,
2013	$85,000
2014	90,000
2015	95,000
2016	101,000
2017 and thereafter	334,000
Total	705,000
Less: current portion	(85,000)
Note payable – noncurrent portion	$620,000

13.	Stockholders’ Deficit

2012

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share and 20,000,000 shares will be preferred stock par value $1.00 per share.

During the three months ended March 31, 2012, investors converted 2,526,935 Series B shares into 252,693,358 shares of common stock.

During the three months ended March 31, 2012, investors purchased 43,100,000 shares of common stock for $0.01 per share ($431,000), of which 35,100,000 shares were issued, and 8,000,000 shares are payable as of March 31, 2012. The Company also issued 43,100,000 warrants exercisable at $0.01 until December 31, 2013 to these investors, and extended 58,250,000 warrants which were previously to expire on March 31, 2012 to December 31, 2013 to these investors.

During the three months ended March 31, 2012, the Company issued investors 17,000,000 shares of common stock which were payable at December 31, 2012.

During the three months ended March 31, 2012, the Company issued MIT 5,000,000 shares of common stock in connection with the purchase of MIT, which were valued at fair market value on the date of issuance ($0.01 per share).

During the three months ended March 31, 2012, the Company issued a related party 25,000,000 shares of common stock in connection with the purchase of a building which were valued at fair market value on the date of issuance ($0.01 per share). The Company also issued 25,000,000 warrants exercisable at $0.01 until December 31, 2013 to this related party.

During January 2012, the Company issued 1,800,000 shares of common stock for consulting services. On the dates of the issuances, the common stock had a fair market value of $0.01 per share. The Company recorded consulting fee expense of $18,000 for the issuance of the shares.

During March 2012, the Company issued 4,800,000 shares of common stock for consulting services. On the dates of the issuances, the common stock had a fair market value of approximately $0.017 per share. The Company recorded consulting fee expense of $81,000 for the issuance of the shares.

2011

During the three months ended March 31, 2011, investors exercised warrants on preferred stock for which the Company received $325,000 in cash proceeds and issued 130,000 shares of Series B preferred stock. In addition, the Company received $250,000 in cash proceeds for warrants and issued 125,000 shares of Series B preferred stock.

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

On January 17, 2012, the Company granted certain employees options to purchase 177,600,000 shares of common stock at an exercise price of $0.01 per share. Fifty percent of the options vested immediately and the remaining fifty percent vest on January 17, 2013. The options expire on January 17, 2015. During the three months ended March 31, 2012, the Company recorded compensation expense of $1,066,000 for these stock options. The Company will record an additional $706,000 for these stock options, of which $667,000 will be recorded during the remainder of 2012 and $39,000 will be recorded in January 2013. At March 31, 2012, the remaining weighted average contractual term of these options is 2.8 years. The intrinsic value of these options on the grant date was $187,600 as the closing stock price on the grant date was $0.011. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	1.75
Risk free rate of return	0.75%
Dividend yield	0
Expected volatility	218%

15.	Related Party Transactions

At March 31, 2012, the Company has recorded deposits totaling $560,000 to Neusoft for three machines. At March 31, 2012, the Company also has a $250,000 receivable from Neusoft for certain excess freight charges owed, and has $218,000 payable to Neusoft for the purchase of an Attrius® PET system.

The Company repaid $20,000 (owed at December 31, 2011) to its Chief Executive Officer during the three months ended March 31, 2012.

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices since 2010. The Company issued the related party 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000, which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 35,000,000 warrants (“Warrants”), which entitle the related party to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. At December 31, 2011, the Company had $77,000 of deferred rent related to this building recorded as an asset in the financial statements, which was expensed during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company expensed $77,000 of deferred rent related to the lease of the building from a related party.

During the three months ended March 31, 2011, the Company recognized cost of revenues of approximately $1,888,000 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture. At March 31, 2011, the Company has recorded deposits totaling $1,618,000 to Neusoft. At March 31, 2011, the Company also has $206,000 receivable from Neusoft.

During the three months ended March 31, 2011, the Company expensed $9,000 of deferred rent related to the lease of the building from a related party.

16.	Commitments

On December 5, 2011, MIT entered into an operating lease with a third party for space for warehousing at a building in Lubbock, Texas. The Company will be required to make payments of $1,475 each month from December 1, 2011 through December 1, 2012.

On February 9, 2012, MIT entered into a financing agreement with a third party for certain lab research equipment, which was delivered on March 15, 2012. The Company was required to make the first payment of $22,862 upon signing the agreement and a monthly payment of $12,856 thereafter for the next five months.

17.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011

Total Sales:
Medical equipment	$829	$2,871
Radiopharmaceuticals	-	-
Total sales	$829	$2,871

Operating loss:
Medical equipment	$(1,494)	$(624)
Radiopharmaceuticals	(328)	(74)
Unallocated	(20)	(37)
Total operating loss	$(1,802)	$(735)

	March 31, 2012	March 31, 2011
Total assets:
Medical equipment	$2,948	3,559
Radiopharmaceuticals	694	27
Unallocated	3	508
Total assets	$3,645	$4,094

18.	Subsequent Events:

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. Management of the Company has determined that there were reportable subsequent events to be disclosed as follows:

On April 10, 2012, the following stock transactions occurred:

The Company issued 28,571,428 shares of common stock, par value $0.01 per shares (“Common Stock”) to a third party upon conversion of $200,000 convertible note. The Company issued another 11,111,111 shares of its Common Stock to a third party upon conversion of $100,000 convertible note.

Investors converted 634,000 shares of Series B Convertible Preferred Stock into 63,400,000 shares of Common Stock.

The Company accepted subscriptions in the amount of $28,000 and issued 2,800,000 shares of Common Stock. The Company also issued 2,800,000 warrants to these investors to purchase Common Stock of the Company, which will expire on December 31, 2013.

The Company issued 2,208,750 shares of Common Stock of the Company for services.

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

Radiopharmaceutical Manufacturing

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

The primary isotope to be produced is Sr82 that is currently in short supply in the world and is produced in the U.S. only by the DOE National Laboratories. It is the policy of the DOE to not compete with private industry, and therefore the DOE may be compelled via petition to withdraw from the market when the materials are reasonably available commercially.

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

Manhattan Isotope Technology LLC

In January 2012, Positron acquired Manhattan Isotope Technology LLC (“MIT”). Founded in 2009 by former Los Alamos National Laboratories (LANL) scientists, MIT personnel were at the core of the DOE team that provided the majority of the world’s Sr-82 supply over the past 15 years and also developed the patented technology for recycling Sr82 from expired Sr82/Rb82 generators. This patented recycle production method was exclusively licensed to MIT from the DOE via Los Alamos National Laboratory in 2010.

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

In February 2012, Sr82 samples arrived from ARRONAX at the Lubbock, Texas processing facility for validation testing and the Company expects the filing of MIT’s Drug Master File with the US FDA to be done in the 2nd quarter of 2012. Currently, the only supplier of API grade strontium-82 in the United States is the US Department of Energy

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2012 and 2011

The Company experienced a net loss of $2,962,000 for the three months ended March 31, 2012 compared to a net loss of $735,000 for the three months ended March 31, 2011.  The increase in the current three month period as compared to the same period last year is attributed primarily to lower PET systems sales and increased general and administrative expenses due to stock-based compensation and derivative losses.

Revenues - Revenues for the three months ended March 31, 2012 were $829,000 as compared to $2,871,000 for the three months ended March 31, 2011. Systems sold during the three months ended March 31, 2012 were $353,000 while system sales for the same period in 2011 were $2,623,000. Service revenue was $451,000 and $248,000 for the three months ended March 31, 2012 and 2011, respectively. Sales of PET systems during the three months ended March 31, 2012 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended March 31, 2012 and 2011 was $359,000 and $428,000, respectively. Costs were lower during the three months ended March 31, 2012 due to the mix of sales.

Operating Expenses - Operating expenses for the three months ended March 31, 2012 were $2,161,000 compared to $1,163,000 for the three months ended March 31, 2011.

Research and development costs for the three months ended March 31, 2012 were relatively flat compared to the last year. The Company recorded $313,000 in research and development costs during the three months ended March 31, 2012, compared to $334,000 for the three months ended March 31, 2011. Research and development costs for the three months ended March 31, 2012 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended March 31, 2012 and 2011 were $83,000 and $323,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended March 31, 2012 are mostly comprised of salaries and consulting fees of $66,000. Sales and marketing expenses for the three months ended March 31, 2011 include salaries and commissions of approximately $158,000, advertising expense of $49,000 and trade show expenses of $75,000.

General and administrative expenses during the three months ended March 31, 2012 were $1,765,000 as compared to $506,000 for the three months ended March 31, 2011. The $1,259,000 increase over the prior year was primarily due to stock-based compensation of $1,049,000 and general and administrative expenses of $207,000 related to MIT, the Company’s wholly-owned subsidiary acquired in January 2012. The Company did not have these types of expenses during the three months ended March 31, 2011.

Other Income (Expenses) - Interest expense was $287,000 for the three months ended March 31, 2012 and includes the $241,000 for the accretion of the convertible debentures discount and $46,000 for interest payable on the debt. Interest expense was $0 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Company also recorded derivate losses of $876,000 in connection with the embedded conversion derivative liabilities related to convertible debt. The Company did not have this expense during the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, the Company had current assets of $1,863,000 and current liabilities of $5,950,000 compared to December 31, 2011 when the Company had current assets and current liabilities of $1,951,000 and $5,176,000, respectively. Total assets at March 31, 2012 were $3,645,000 compared to $2,308,000 at December 31, 2011. Total liabilities were $7,205,000 and $5,176,000 at March 31, 2012 and December 31, 2011, respectively.

Cash and cash equivalents at March 31, 2012 were $3,000 compared to $1,000 at December 31, 2011. Accounts receivable was $695,000 at March 31, 2012 compared to $612,000 at December 31, 2011.

Current liabilities include accounts payable and accrued expenses of $1,902,000. Customer deposits of $1,474,000 include $805,000 of deposits for three Attrius® PET systems and two used machines and approximately $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems.

Net cash used in operating activities was $342,000 and $1,241,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease over the prior year was primarily due to stock-based compensation, derivative losses, and accretion of debt discount recorded during the three months ended March 31, 2012 (none were recorded last year during the same period), partially offset by increased net loss.

Net cash used in investing activities were $22,000 and $2,000 for the three months ended March 31, 2012 and 2011, respectively. The increase over the prior year was primarily due to higher purchases of property and equipment.

Net cash provided by financing activities was $366,000 and $575,000 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the Company recorded $351,000 related to common stock issuance, compared to $575,000 recorded last year for proceeds from exercise of warrants.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2011, was qualified with respect to the ability of the Company to continue as a going concern. Although the Company’s financial conditions have improved significantly, the Company is not yet profitable or cash-positive. If the Company is unable to obtain debt or equity financing to meet its ongoing cash needs, it may have to limit or disregard portions of its business plans

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s chief executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, management is aware that there is a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

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

There have not been any other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share (“Common Stock”) and 20,000,000 shares will be preferred stock par value $1.00 per share (“Preferred Stock”).

On January 19, 2012, the Company converted 1,923,223 shares of Series B Convertible Preferred Stock into 192,322,258 shares of Common Stock. Also on January 19, 2012, the Company accepted subscriptions in the amount of $50,000 and issued 8,000,000 shares of Common Stock. Additionally, the Company issued 30,000,000 warrants to Investors to purchase Common Stock of the Company, which will expire on December 31, 2013. Furthermore, on January 19, 2012, the Company issued 5,000,000 shares in connection with the acquisition of MIT and 76,261 shares of Common Stock were issued for royalties. On January 19, 2012, the Company issued 25,000,000 and a convertible debenture due on December 31, 2013, with interest at the rate of 8%, to a related party as the purchase price for the office space previously leased by the Company.

On March 1, 2012, the Company converted 603,711 shares of Series B Convertible Preferred Stock into 60,371,100 shares of Common Stock. Also on March 1, 2012, the Company issued 3,000,000 shares of Common Stock to a vendor for services rendered.

On March 14, 2012, the Company accepted subscriptions in the amount of $30,000 and issued 3,500,000 shares of Common Stock. The Company also issued 3,500,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013. Also on March 14, 2012, the Company issued 1,200,000 shares of Common Stock to an employee for services.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended March 31, 2012, the Company filed the following Current Reports on Form 8-K:

1.           On January 20, 2012, the Registrant filed a Current Report on Form 8-K disclosing its acquisition of Manhattan Isotope Technology LLC (“MIT”) upon consummation of a Membership Interest Purchase Agreement.

2.           On January 23, 2012, the Registrant filed a Current Report on Form 8-K disclosing its Business Outline providing certain information on the Registrant’s business and products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 21, 2012	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: May 21, 2012	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

