Form 10-Q
period 2012-06-30
POSITRON CORP
filed 2012-08-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2012

Commission file number 000-24092

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

9715 Kincaid Blvd Suite 1000 Fishers, Indiana	46038
Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2012, are as follows:

Class of Securities:	Shares Outstanding:
Common Stock, $0.01 par value	1,317,909,190

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$13	$1
Accounts receivable, less allowance for doubtful accounts of $50	221	612
Inventories, less reserve of $457 and $490	573	741
Prepaid expenses	37	37
Deposits – Attrius® systems	-	560
Total current assets	844	1,951

Property and equipment, less accumulated depreciation of $230 and $135	1,283	184
Deferred rent	-	77
Intangible assets	360	-
Other assets	67	96
Total assets	$2,554	$2,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$2,029	$1,645
Customer deposits	746	1,402
Unearned revenue	67	288
Common stock payable	20	269
Notes payable – current portion	182	-
Convertible debenture, less debt discount of $377 and $966	623	334
Embedded conversion derivative liabilities	975	1,238
Total current liabilities	4,642	5,176

Notes payable – noncurrent portion	597	-
Convertible debenture to related party, less debt discount of $302	48	-
Embedded conversion derivative liabilities	445	-
Contingent earnout payable	205	-
Total liabilities	5,937	5,176

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 440,932 and 457,599 shares issued and outstanding.	440	457
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 4,245,322 and 7,828,822 shares issued and outstanding	3,937	7,521
Series G preferred stock: $1.00 par value; convertible, redeemable; 3,000,000 shares authorized; 1,000 and 19,200 shares issued and outstanding	1	19
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 3,000,000,000 and 800,000,000 shares authorized; 1,317,832,929 and 788,327,497 shares issued and outstanding	12,863	7,567
Additional paid-in capital	92,004	89,999
Other comprehensive income	(143)	(143)
Accumulated deficit	(112,570)	(108,373)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(3,383)	(2,868)
Total liabilities and stockholders’ deficit	$2,554	$2,308

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales:	$1,224	$3,021	$2,053	$5,892

Costs of sales:	893	3,089	1,363	5,532

Gross profit	331	(68)	690	360

Operating expenses:
General and administrative	1,156	826	2,921	1,332
Research and development	256	327	569	661
Selling and marketing	60	344	143	667

Total operating expenses	1,472	1,497	3,633	2,660

Loss from operations	(1,141)	(1,565)	(2,943)	(2,300)

Other income (expense)
Interest expense	(506)	(777)	(793)	(777)
Derivative gains (losses)	376	(493)	(500)	(493)
Other income	54	-	57	-
Loss on disposal of property and equipment	(18)	-	(18)	-

Total other income (expense)	(94)	(1,270)	(1,254)	(1,270)

Loss before income taxes	(1,235)	(2,835)	(4,197)	(3,570)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(1,235)	$(2,835)	$(4,197)	$(3,570)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	1,256,915	789,738	1,123,374	787,048

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(4,197)	$(3,570)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	107	38
Loss on disposal of property and equipment	18	-
Stock based compensation	1,288	-
Derivative losses	500	493
Common stock issued for services	142	369
Preferred stock issued for services	-	45
Amortization of deferred rent	77	17
Accretion of debt discount	737	764
Changes in operating assets and liabilities:		-
Accounts receivable	391	(738)
Inventories	168	(119)
Prepaid expenses	-	(9)
Deposits	560	-
Other assets	29	1,926
Accounts payable, trade and accrued liabilities	326	283
Customer deposits	(656)	(2,251)
Common stock payable	20	-
Unearned revenue	(221)	234

Net cash used in operating activities	(711)	(2,518)

Cash flows from investing activities:
Purchase of property and equipment	(71)	(2)
Purchase of MIT, net of cash acquired	1	-

Net cash used in investing activities	(70)	(2)

Cash flows from financing activities:
Borrowings under note payable	708	-
Payments on note payable	(719)	-
Noninterest bearing advances	330	-
Payment of noninterest bearing advances	(240)	-
Common stock issued	514	-
Proceeds from convertible debt	200	1,300
Proceeds from exercise of warrants	-	575

Net cash provided by financing activities	793	1,875

Net increase (decrease) in cash and cash equivalents	12	(645)

Cash and cash equivalents, beginning of period	1	1,141

Cash and cash equivalents, end of period	$13	$496

Supplemental cash flow information:
Interest paid	$17	$-
Income taxes paid	$-	$-

Non-cash disclosures
Conversion of Series A preferred stock to common stock	$17	$-
Conversion of Series B preferred stock to common stock	$3,584	$20
Conversion of Series G preferred stock to common stock	$18	$-
Issuance of 17,000,000 common stock owed	$269	$-
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$450	$1,300
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$500	$-
Conversion of Convertible Debenture to common stock	$400	$700
Conversion of embedded derivative liability to paid - in capital	$366	$883
Property and equipment additions financed	$50	$-
Noncash consideration for MIT acquisition (see Note 4)	$255	$-

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

Intangible assets

The Company has goodwill and identified intangible assets with determinable lives as of June 30, 2012. Identified intangible assets consist of patents acquired in MIT acquisition on January 17, 2012 (see Note 4). The goodwill and patents were reported at fair value of $346,000 and $14,000, respectively, under the purchase accounting with patents being amortized on a straight-line basis over the remaining useful life of 6 years. Amortization expense of identified intangibles is expected to be approximately $2,333 in each of the next six years. As of June 30, 2012, the amortization expense related to the Company’s identified intangible assets was immaterial. Goodwill is not amortized under generally accepted accounting principles.

The Company accounts for its goodwill in accordance with the Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment at least annually and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. There have been no triggering events in the six months ended June 30, 2012 and therefore, no goodwill impairment was recorded.

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2012, no impairment was recorded.

Debt discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the six months ended June 30, 2012 and 2011 was $279,000 and $168,000, respectively. The debt discount attributable to the embedded conversion derivative liability during the six months ended June 30, 2012 and 2011 was $321,000 and $1,132,000, respectively. The Company also recorded the accretion of debt discount of $737,000 and $764,000 during the six months ended June 30, 2012 and 2011, respectively. The total uncreated debt discount was $679,000 and $966,000 at June 30, 2012 and December 31, 2011, respectively

Fair value of financial instruments

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012 (in thousands):

	June 30, 2012	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$1,420	$-	$-	$1,420

The following table reconciles, for the six months ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2011	$1,238
Fair value of embedded conversion derivative liability at issuance	572
Reduction due to conversion of liability to equity	(544)
Loss on fair value adjustments to embedded conversion derivative liability	154
Balance of embedded conversion derivative liability at June 30, 2012	$1,420

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid- in capital. Since the fair value of the embedded conversion derivative liability exceeded the carrying value of the convertible debentures on the issuance date, the convertible debentures were recorded at a full discount. The Company recognizes expense for accretion of the convertible debentures discount over the term of the notes. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $112,570,000 and a stockholders’ deficit of $3,383,000 at June 30, 2012. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future The Company expects to experience a significant increase in sales of the Attrius® Positron Emission Tomography (“PET”) system and additional service agreements; it also expects recurring revenue from the sale of radioisotope and radiopharmaceutical production and through PosiRx™, its virtual radiopharmaceutical system. The Company expects that these developments will have a positive impact on revenue and net margins.

At June 30, 2012, the Company had cash and cash equivalents of $13,000 and accounts payable and accrued liabilities of $2,029,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company incurred acquisition costs of approximately $13,000 in 2011 and $12,000 in 2012.

The following table summarizes the consideration transferred to acquire MIT at the acquisition date:

Fair Value of Consideration Transferred:

Common stock of Company	$50,000
Contingent consideration	205,297
Total	$255,297

The total purchase price for the MIT acquisition was allocated to the net tangible and intangible assets based upon their fair values as of January 17, 2012 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date.

Cash	$829
Equipment and leasehold improvements	653,567
Patent	14,000
Trade and other payables	(59,282)
Note payable	(700,000)
Net liabilities assumed	(90,886)

Goodwill	346,183
Total	$255,297

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

The unaudited pro forma summary for the three months ended June 30, 2012, as if the business combination had occurred on January 1, 2012 is not materially different from total sales, loss from operations, net loss, and net loss per common share presented in the Company’s consolidated statements of operations above.

5.	Deposits - Attrius® systems

At December 31, 2011, the Company had $560,000 (three Attrius® systems) in deposits paid to our joint venture partner, Neusoft Positron Medical Systems Co., Ltd., (“Neusoft”) for Attrius® systems for which the Company has sales contracts. These deposits were utilized during the six months ended June 30, 2012.

6.	Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished systems	$308	$385
Raw materials and service parts	722	756
Work in progress	-	90
	1,030	1,231
Less: Reserve for obsolete inventory	(457)	(490)
	$573	$741

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of June 30, 2012 and December 31, 2011.

7.	Property and equipment

Property and equipment at June30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Buildings	$500	$-
Furniture and fixtures	75	27
Leasehold improvements	72	19
Computer equipment	57	59
Research equipment	667	-
Machinery and equipment	142	214
	1,513	319
Less: Accumulated depreciation	(230)	(135)
	$1,283	$184

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade accounts payable	$1,562	$1,307
Accrued royalties	87	87
Accrued interest	107	51
Sales taxes payable	74	66
Accrued compensation and vacation	52	13
Accrued professional fees	-	15
Other accrued expenses	147	106

Total	$2,029	$1,645

9.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at June 30, 2012 and December 31, 2011 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits June 30, 2012 are $77,000 deposits on two used machines. At December 31, 2011, customer deposits included $733,000 of deposits on two Attrius® systems sale orders and two used machines.

10.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2012 and 2011, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30 , 2012	June 30 , 2011	June 30 , 2012	June 30 , 2011
Numerator
Basic and diluted loss	$(1,235)	$(2,835)	$(4,197)	$(3,570)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,256,915	789,738	1,123,374	787,048

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2012	June 30, 2011
Convertible Series A preferred stock	440	457
Convertible Series B preferred stock	424,532	734,218
Convertible Series G preferred stock	100	1,920
Convertible Series S preferred stock	1,000,000	1,000,000
Stock warrants	208,850	188,083
Convertible debt	258,601	54,545
Common stock options	177,600	-
Series B preferred stock options	250,000	250,000

11.	Convertible Debentures

Convertible Debentures

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices (see Note 15). As a part of the consideration, the Company issued the related party a convertible debenture in the principal amount of $250,000, which shall be due on December 31, 2013 and bears interest at 8% per year payable quarterly in cash. In addition, the Company issued the related party warrants (“Warrants”) to the related party to purchase 25,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

During the three months ended June 30, 2012, the Company issued an additional $200,000 of convertible debt which matures on December 31, 2013. In connection with these issuances the Company issued warrants (“Warrants”) to purchase 8,000,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share and expiring on December 31, 2013. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. Interest on this debt accrues at a rate of 8% per annum.

Initial Accounting

Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debt, the $0.01 Warrants and the embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of the issuance. The fair value of the embedded conversion derivative liability exceeded the value of the Convertible Debt less the allocation of the liability to the $0.01 Warrants, which resulted in a debt discount of $450,000. The debt is accreted to interest expense over the life of the Convertible Debt.

The following is a summary of Convertible Debt and the initial accounting of the issuances (in thousands):

Convertible debt issuance	$450
Allocation of debt to warrants	(224)

Allocation of debt to embedded conversion derivative liability	(226)
Total	$-

Convertible debentures as of June 30, 2012

During the three and six months ended June 30, 2012, the Company recognized $269,000 and $468,000 of interest expense on the Convertible Debentures. During the same period of last year, the Company recognized $64,000 and $0 of interest expense. As of June 30, 2012 and December 31, 2011, accrued interest on Convertible Debentures was $106,956 and $50,156, respectively. Convertible Debentures outstanding as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

June 30, 2012	Unrelated parties	Related party	Total June 30, 2012

Convertible debentures- face value	$1,200	$150	$1,350
Debt discount	(564)	(115)	(679)
Total convertible debentures	636	35	$671
Less current portion	(623)	-	(623)
Long term portion	$13	$35	$48

December 31, 2011	Unrelated parties	Related party	Total December 31, 2011

Convertible debentures- face value	$1,300	$-	$1,300
Debt discount	(966)	-	(966)
Total long-term convertible debentures	$334	$-	$334

12.	Notes Payable

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 1, 2019. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2012. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $7,000 and $17,000 during the three months and six months ended June 30, 2012, respectively. The note’s outstanding amount was $689,000 at June 30, 2012.

From time to time, the company receives advances from an unrelated party. These advances are unsecured, bear interest at 8% and there are no specific repayment terms. As of June 30, 2012, amounts due to this individual totaled $90,000.

Future maturities of notes payable are as follows:

Debt maturities as of	June 30,
2013	$182,000
2014	92,000
2015	95,000
2016	97,000
2017 and thereafter	221,000
Total	779,000
Less: current portion	(182,000)
Notes payable – noncurrent portion	$597,000

13.	Stockholders’ Deficit

2012

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share (“Common Stock”) and 20,000,000 shares will be preferred stock par value $1.00 per share (“Preferred Stock”). Additionally on January 4, 2012, the Company accepted subscriptions in the amount of $150,000 and issued 15,000,000 shares of Common Stock.

On January 19, 2012, the Company converted 1,923,223 shares of Series B Convertible Preferred Stock into 192,322,258 shares of Common Stock. Also on January 19, 2012, the Company accepted subscriptions in the amount of $100,000 and issued 10,000,000 shares of Common Stock. Additionally, the Company issued 30,000,000 warrants to Investors to purchase Common Stock of the Company, which will expire on December 31, 2013. Furthermore, on January 19, 2012, the Company issued 5,000,000 shares in connection with the acquisition of MIT and 76,261 shares of Common Stock were issued for royalties. On January 19, 2012, the Company issued 25,000,000 shares of Common Stock, warrants to purchase 35,000,000 shares of Common Stock and a convertible debenture due on December 31, 2013, with interest at the rate of 8%, to a related party as the purchase price for the office space previously leased by the Company.

On January 20, 2012, the Company accepted subscriptions in the amount of $50,000 and issued 5,000,000 shares of Common Stock and Warrants to purchase 5,000,000 shares of Common Stock.

On March 1, 2012, the Company converted 603,711 shares of Series B Convertible Preferred Stock into 60,371,100 shares of Common Stock. Also on March 1, 2012, the Company issued 3,000,000 shares of Common Stock to a vendor for services rendered.

On March 14, 2012, the Company accepted subscriptions in the amount of $35,000 and issued 3,500,000 shares of Common Stock. The Company also issued 3,500,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013. Also on March 14, 2012, the Company issued 1,200,000 shares of Common Stock to an employee for services.

On April 2, 2012, the Company issued 1,200,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On April 5, 2012, the Company converted 634,000 shares of Series B Convertible Preferred Stock into 63,400,000 shares of Common Stock. The Company also accepted subscriptions in the amount of $28,000 and issued 2,800,000 shares of Common Stock. Also on April 5, 2012, the Company issued 39,682,539 shares of Common Stock for repayment of convertible debt, and issued 2,208,750 shares of Common Stock to a vendor for services rendered.

On April 9, 2012, the Company issued 5,000,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 7, 2012, the Company issued 4,000,000 warrants in connection with a Convertible Debt issuance to a Lender to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 20, 2012, the Company issued 2,000,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 21, 2012, the Company converted 73,226 shares of Series B Convertible Preferred Stock into 7,322,636 shares of Common Stock. The Company also accepted subscriptions in the amount of $130,000 and issued 15,000,000 shares of Common Stock. In addition, the Company issued 175,000 shares of Common Stock to a vendor on May 21, 2012 for services rendered.

On May 29, 2012, the Company converted 231,190 shares of Series B Convertible Preferred Stock into 23,119,000 shares of Common Stock. The Company issued 18,181,818 shares of Common Stock for repayment of related party convertible debt.

On June 7, 2012, the Company issued 4,000,000 warrants in connection with a Convertible Debt issuance to a Lender to purchase Common Stock of the Company, which will expire on December 31, 2013.

On June 19, 2012, the Company converted 16,667 shares of Series A Convertible Preferred Stock into 16,667 shares of Common Stock, converted 118,149 shares of Series B Convertible Preferred Stock into 11,814,878 shares of Common Stock, and converted 18,200 shares of Series G Convertible Preferred Stock into 2,020,000 shares of Common Stock. In addition, the Company issued 3,970,786 shares of Common Stock to a vendor for services rendered.

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

On January 17, 2012, the Company granted certain employees options to purchase 177,600,000 shares of common stock at an exercise price of $0.01 per share. Fifty percent of the options vested immediately and the remaining fifty percent vest on January 17, 2013. The options expire on January 17, 2015. During the three and six months ended June 30, 2012, the Company recorded compensation expense of $1,066,000 and $1,288,000, respectively, for these stock options. The Company will record an additional $484,000 for these stock options, of which $445,000 will be recorded during the remainder of 2012 and $39,000 will be recorded in January 2013. At June 30, 2012, the remaining weighted average contractual term of these options is 2.55 years. The intrinsic value of these options on the grant date was $187,600 as the closing stock price on the grant date was $0.011. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	1.75
Risk free rate of return	0.75%
Dividend yield	0
Expected volatility	218%

15.	Related Party Transactions

At December 31, 2011, the Company had a $250,000 receivable from Neusoft Positron Medical Systems (NPMS) for excess freight charges owed and had a $218,000 payable to NPMS for the purchase of an Attrius PET system.  Due to the continued supply delays in the rubidium market, the company has experienced a significant drop in demand and has been unable to sell new machines.  Due to these conditions the company’s  production schedules have also been effected and therefore the Company has been unable to pursue the $250,000 receivable from NPMS and has charged off this balance.  At June 30, 2012 the Company has a $280,000 payable to NPMS for an Attrius PET system.

The Company repaid $20,000 (owed at December 31, 2011) to its Chief Executive Officer during the six months ended June 30, 2012.

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices since 2010. The Company issued the related party 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000, which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 35,000,000 warrants (“Warrants”), which entitle the related party to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. During the six months ended June 30, 2012, the Company issued 18,181,818 shares of Common Stock for repayment of $100,000 of these Convertible Debentures. At December 31, 2011, the Company had $77,000 of deferred rent related to this building recorded as an asset in the financial statements, which was expensed during the six months ended June 30, 2012, and as of June 30, 2012, the Company didn’t have deferred rent on its balance sheet.

During the three and six months ended June 30, 2011, the Company recognized cost of revenues of approximately $622,000 related to the purchase of Attrius® PET systems from Neusoft, the Company’s joint venture.

16.	Commitments and Contingencies

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

Litigation

On June 8, 2012, the owner of the radiopharmaceutical manufacturing facilities the Company formerly leased in Crown Point, Indiana commenced an action to recover the use of property, alleging the aggregate amount of remaining payment under the lease is $312,000. The Company disputes the amount claimed and is vigorously defending the action. Monetary damages, if any, have not yet been awarded to the plaintiff.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total Sales:
Medical equipment	$1,224	$3,021	$2,053	$5,892
Radiopharmaceuticals	-	-	-	-
Total sales	$1,224	$3,021	$2,053	$5,892

Operating loss:
Medical equipment	$(878)	$(1,405)	$(2,332)	$(2,031)
Radiopharmaceuticals	(263)	(85)	(591)	(157)
Unallocated	-	(75)	(20)	(112)
Total operating loss	$(1,141)	$(1,565)	$(2,943)	$(2,300)

Total assets:	June 30, 2012	December 31, 2011
Medical equipment	$1,900	2,283
Radiopharmaceuticals	654	24
Unallocated	-	1
Total assets	$2,554	$2,308

18.	Subsequent Events:

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. Management of the Company has determined that there were reportable subsequent events to be disclosed as follows:

During July, 2012, the Company converted 887,000 shares of Series B Convertible Preferred Stock into 88,700,000 shares of Common Stock.

On July 9, 2012, the Company issued $200,000 of Convertible debt. In connection with this issuance the Company issued 8,000,000 warrants (“Warrants”), which entitle the lender to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. Interest on this debt accrues at a rate of 8% per annum.

Subsequent to June 30, 2012, the Company has made advances of $65,000 and repayments of $110,000 on an unsecured note payable which accrues interest at 8%. There are no specific repayment terms.

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

Overview

Positron Corporation (the “Company” or “Positron”) is a leading molecular imaging company providing innovative nuclear medicine technologies and services that are reshaping the field of nuclear cardiology. Through proprietary PET imaging systems and radiopharmaceutical solutions, Positron enables healthcare providers to more accurately diagnose disease and improve patient outcomes while practicing cost effective medicine. Positron has gained significant traction in a diverse industry and continues its strong commitment to excellence and advancing cardiac imaging solutions.

General

The Company offers a range of products and services for the nuclear imaging community that are discussed below.

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

Positron achieved significant advancements with the Company’s new state-of-the-art coronary flow reserve (CFR) software, developed in collaboration with the University of Texas. The software received FDA approval in July 2012. Positron expects to offer this software in conjunction with the Attrius® starting Q3 2012. The CFR software, a clear differentiator and advantage for Positron, was developed by a leading cardiologist and industry luminary Dr. K. Lance Gould and is considered to be a key driver in the upcoming growth in cardiac PET.

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

Radiopharmaceutical Manufacturing

The Company plans to focus on small batch, radioactive PET products. Consolidating radiopharmaceutical manufacturing, Positron has moved production of any and all radiopharmaceuticals from the facility in Crown Point, Indiana, to its wholly-owned subsidiary Manhattan Isotopes Technology (MIT) in Texas. Positron has initial customers for radiochemical grade Indium. Positron is entering into the Indium market as it projects increased demand in an underserved market and as a precursor for its PET radiopharmaceuticals initiatives.

The Company continues development of a proprietary Rb-82 generator and its associated infusion cart with prototypes. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr82), generator (Rb82), and imaging system (Attrius®).

Isotopes production - 70MeV Cyclotron

Positron Corporation plans to build and operate a high energy/high current cyclotron facility to be used primarily for production of medical isotopes for PET diagnostic imaging and radiotherapy. The proposed facility will be equipped with a 70MeV cyclotron and be unique in that it will be capable of producing isotopes that are either not available or have very limited availability from other commercial sources in the United States and the world. Positron intends to couple the cyclotron with a material processing facility, isotope target manufacturing, drug manufacturing and Positron’s expanding equipment-manufacturing operations.

The primary isotope to be produced is Sr82 that is currently in short supply in the world and is produced in the U.S. only by the DOE National Laboratories. As a competitive advantage of private sector, is the policy of the DOE to not compete with private industry, and therefore as Positron enters certain markets that are deemed competitive, the DOE may be compelled via petition to withdraw from the market when the materials are reasonably available commercially.

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

The cost of the project, including equipment, building, land, working capital and contingencies, is approximately $65 million. Positron executed an agreement with IBA Molecular, of Belgium, to manufacture a 70 MeV cyclotron. The facility will take approximately 3.5 years to build, and will include Positron's corporate headquarters and radiopharmaceutical manufacturing. The facility expects to begin operations in 2016. Positron has amended its previous location of the facility in Noblesville, Indiana, to Gary, Indiana, as a result of substantial economic incentives offered by the city of Gary.

The Redevelopment Commission of the City of Gary approved a Pledge Resolution for $15 Million in Tax Increment Financing (TIF) Bonds towards the development of Positron’s 70 MeV cyclotron project. In addition to the TIF incentives, the City of Gary will assist in sourcing the appropriate allocation of New Market Tax Credits (NMTC) that could cover approximately $15 Million, or 33%, of the estimated total development costs for the project.

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

In June 2012, Sr82 samples from ARRONAX have been successfully validated at the Lubbock, Texas processing facility. The internal analysis of the product demonstrates it meets the Sr-82 purity specifications required for the formulation of Sr-82/Rb-82 generators. MIT has now generated the necessary data required for its Drug Master File (DMF) and will be submitting its DMF to the FDA in July 2012. Currently, the only supplier of API grade strontium-82 in the United States is the US Department of Energy.

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 30, 2012 and 2011

The Company experienced a net loss of $1,235,000 for the three months ended June 30, 2012 compared to a net loss of $2,835,000 for the three months ended June 30, 2011. The decrease in the current three month period as compared to the same period last year is attributed primarily to the decrease in cost of sales, due to the mix of sales and a shift from derivative losses in 2011 to a derivative gain in 2012.

Revenues - Revenues for the three months ended June 30, 2012 were $1,224,000 as compared to $3,021,000 for the three months ended June 30, 2011. Systems and related equipment sold during the three months ended June 30, 2012 were $667,000 while system sales for the same period in 2011 were $2,735,000. Service and warranty revenue was $557,000 and $286,000 for the three months ended June 30, 2012 and 2011, respectively. Sales of PET systems during the six months ended June 30, 2012 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to the rubidium recall as well as cyclotron maintenance and limited production capacity of the isotope Sr-82. The increase in service revenue was due to the expiration of warranties of systems sold in prior years which now have service contracts with Company.

Gross Margin - Gross margin for the three months ended June 30, 2012 and 2011 was $331,000 and $(68,000), respectively. Costs were lower during the three months ended June 30, 2012 due to the mix of sales.

Operating Expenses - Operating expenses for the three months ended June 30, 2012 were $1,472,000 compared to $1,497,000 for the three months ended June 30, 2011.

The Company recorded $256,000 in research and development costs during the three months ended June 30, 2012, compared to $327,000 for the three months ended June 30, 2011. Research and development costs for the three months ended June 30, 2012 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company incurs research and development costs related to its planned radiopharmaceutical facility in preparation for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended June 30, 2012 and 2011 were $60,000 and $344,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended June 30, 2012 are primarily comprised of salaries and benefits of $42,000 and travel and trade show expenses of $13,000. Sales and marketing expenses for the three months ended June 30, 2011 include salaries and commissions of approximately $130,000, advertising expense of $43,000 and trade show expenses of $113,000.

General and administrative expenses during the three months ended June 30, 2012 were $1,156,000 as compared to $826,000 for the three months ended June 30, 2011. The increase over the prior year was primarily due to stock-based compensation of $222,000 and general and administrative expenses of $184,000 related to MIT, the Company’s wholly-owned subsidiary acquired in January 2012. The Company did not have these types of expenses during the three months ended June 30, 2011. In addition, consulting expense decreased from $474,000 for the three months ended June 30, 2011 compared to $50,000 for the three months ended June 30, 2012.

Other Income (Expenses) - Interest expense was $506,000 for the three months ended June 30, 2012 and consists primarily of $220,000 for the accretion of the convertible debentures discount, $248,000 for the accretion of convertible debentures upon conversion to common stock, and $28,000 for interest payable on the debt. Interest expense was $777,000 for the three months ended June 30, 2011 and included $700,000 for the accretion of convertible debentures upon conversion to Series B Preferred stock as well as $64,000 for the accretion of the convertible debentures discount, and $13,000 for interest payable on the convertible debentures.

During the three months ended June 30, 2012, the Company also recorded derivate gains of $376,000 in connection with the embedded conversion derivative liabilities related to convertible debt. The Company recognized derivative losses of $493,000 on the embedded conversion derivative liability during the three months ended June 30, 2011.

Comparison of the Results of Operations for the Six Months ended June 30, 2012 and 2011

The Company experienced a net loss of $4,197,000 for the six months ended June 30, 2012 compared to a net loss of $3,570,000 for the six months ended June 30, 2011. The increase in the current six month period as compared to the same period last year is attributed primarily to the increase in stock compensation expense of $1,288,000 and the decrease in cost of sales, due to the mix of sales.

Revenues - Revenues for the six months ended June 30, 2012 were $2,053,000 as compared to $5,892,000 for the six months ended June 30, 2011. Systems and related equipment sold during the six months ended June 30, 2012 were $1,177,000 while system sales for the same period in 2011 were $5,364,000. Service and warranty revenue was $876,000 and $528,000 for the six months ended June 30, 2012 and 2011, respectively. Sales of PET systems during the six months ended June 30, 2012 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to the rubidium recall as well as cyclotron maintenance and limited production capacity of the isotope Sr-82. The increase in service revenue was due to the expiration of warranties of systems sold in prior years which now have service contracts with Company.

Gross Margin - Gross margin for the six months ended June 30, 2012 and 2011 was $690,000 and $360,000, respectively. Costs were lower during the six months ended June 30, 2012 due to the mix of sales.

Operating Expenses - Operating expenses for the six months ended June 30, 2012 were $3,633,000 compared to $2,660,000 for the six months ended June 30, 2011.

The Company recorded $569,000 in research and development costs during the six months ended June 30, 2012, compared to $661,000 for the six months ended June 30, 2011. Research and development costs for the six months ended June 30, 2012 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has incurred research and development costs related to its planned radiopharmaceutical facility in preparation for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the six months ended June 30, 2012 and 2011 were $143,000 and $667,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures during the recall period of the Bracco Diagnostics rubidium generator. Sales and marketing expenses for the six months ended June 30, 2012 are primarily comprised of salaries and benefits of $106,000, and travel and trade show expenses of $19,000. Sales and marketing expenses for the six months ended June 30, 2011 include salaries and commissions of approximately $288,000, advertising expense of $93,000 and trade show expenses of $187,000.

General and administrative expenses during the six months ended June 30, 2012 were $2,921,000 as compared to $1,332,000 for the six months ended June 30, 2011. The increase over the prior year was primarily due to stock-based compensation of $1,288,000 and general and administrative expenses of $295,000 related to MIT, the Company’s wholly-owned subsidiary acquired in January 2012. The Company did not have these types of expenses during the six months ended June 30, 2011. In addition, consulting expense decreased from $577,000 for the six months ended June 30, 2011 compared to $105,000 for the six months ended June 30, 2012.

Other Income (Expenses) - Interest expense was $793,000 for the six months ended June 30, 2012 and consists primarily of $489,000 for the accretion of the convertible debentures discount, $248,000 for the accretion of convertible debentures upon conversion to common stock, and $55,000 for interest payable on the debt. Interest expense was $777,000 for the six months ended June 30, 2011 and includes the $700,000 for the accretion of convertible debentures upon conversion to Series B Preferred stock as well as $64,000 for the accretion of the convertible debentures discount on outstanding debt, and $13,000 for interest payable on the convertible debentures.

During the six months ended June 30, 2012, the Company also recorded derivative losses of $500,000 in connection with the embedded conversion derivative liabilities related to convertible debt. The Company recognized derivative losses of $493,000 on the embedded conversion derivative liability during the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, the Company had current assets of $844,000 and current liabilities of $4,642,000 compared to December 31, 2011 when the Company had current assets and current liabilities of $1,951,000 and $5,176,000, respectively. Total assets at June 30, 2012 were $2,554,000 compared to $2,308,000 at December 31, 2011. Total liabilities were $5,937,000 and $5,176,000 at June 30, 2012 and December 31, 2011, respectively.

Cash and cash equivalents at June 30, 2012 were $13,000 compared to $1,000 at December 31, 2011. Accounts receivable was $221,000 at June 30, 2012 compared to $612,000 at December 31, 2011.

Current liabilities include accounts payable and accrued expenses of $2,029,000. Customer deposits of $746,000 include $77,000 of deposits for two used machines and $669,000 from a customer that had placed an order for five Nuclear Pharm-Assist™ systems.

Net cash used in operating activities was $711,000 and $2,518,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease over the prior year was primarily due to stock-based compensation, change in receivables, other assets, and customer deposits during the three months ended June 30, 2012.

Net cash used in investing activities were $70,000 and $2,000 for the six months ended June 30, 2012 and 2011, respectively. The increase over the prior year was primarily due to higher purchases of property and equipment.

Net cash provided by financing activities was $793,000 and $1,875,000 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, the Company received advances on notes payable and convertible debt of $1,238,000 and repayments of $959,000, compared to advances of $1,300,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, the Company recorded $514,000 related to common stock issuance, compared to $575,000 recorded last year for proceeds from exercise of warrants.

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

The Company has no material commitments for capital expenditures within its current operations at this time. The Company has no “off balance sheet” source of liquidity arrangements.

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

There have not been any other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 8, 2012, the owner of the radiopharmaceutical manufacturing facilities the Company formerly leased in Crown Point, Indiana commenced an action to recover the use of property, alleging the aggregate amount of remaining payment under the lease is $312,000. The Company disputes the amount claimed and is vigorously defending the action. Monetary damages, if any, have not yet been awarded to the plaintiff.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2012, the Company issued 1,200,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On April 5, 2012, the Company converted 634,000 shares of Series B Convertible Preferred Stock into 63,400,000 shares of Common Stock. The Company also accepted subscriptions in the amount of $28,000 and issued 2,800,000 shares of Common Stock. Also on April 5, 2012, the Company issued 39,682,539 shares of Common Stock for repayment of convertible debt, and issued 2,208,750 shares of Common Stock to a vendor for services rendered.

On April 9, 2012, the Company issued 5,000,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 7, 2012, the Company issued 4,000,000 warrants in connection with a Convertible Debt issuance to a Lender to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 20, 2012, the Company issued 2,000,000 warrants to an Investor to purchase Common Stock of the Company, which will expire on December 31, 2013.

On May 21, 2012, the Company converted 73,226 shares of Series B Convertible Preferred Stock into 7,322,636 shares of Common Stock. The Company also accepted subscriptions in the amount of $130,000 and issued 15,000,000 shares of Common Stock. In addition, the Company issued 175,000 shares of Common Stock to a vendor on May 21, 2012 for services rendered.

On May 29, 2012, the Company converted 231,190 shares of Series B Convertible Preferred Stock into 23,119,000 shares of Common Stock. The Company issued 18,181,818 shares of Common Stock for repayment of related party convertible debt.

On June 7, 2012, the Company issued 4,000,000 warrants in connection with a Convertible Debt issuance to a Lender to purchase Common Stock of the Company, which will expire on December 31, 2013.

On June 19, 2012, the Company converted 16,667 shares of Series A Convertible Preferred Stock into 16,667 shares of Common Stock, converted 118,149 shares of Series B Convertible Preferred Stock into 11,814,878 shares of Common Stock, and converted 18,200 shares of Series G Convertible Preferred Stock into 2,020,000 shares of Common Stock. In addition, the Company issued 3,970,786 shares of Common Stock to a vendor for services rendered.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On August 13, 2012, the Company’s Board of Directors approved the Company’s Amended and Restated By-Laws. A copy of the Amended and Restated By-laws are attached to this Report as Exhibit 3.2 .

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit	Description of the Exhibit

3.2	Amended and Restated By-Laws.

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K. During the fiscal quarter ended June 30, 2012, the Company filed the following Current Reports on Form 8-K:

On May 7, 2012, the Registrant filed a Current Report on Form 8-K disclosing its presentation entitled “Positron and The Future of Nuclear Cardiology” providing certain information on the Registrant’s business and products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: August 14, 2012	/s/ Patrick G. Rooney
Name: Patrick G. Rooney
Title: Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: : August 14, 2012	/s/ Corey N. Conn
Name: Corey N. Conn
Title: Chief Financial Officer
(principal accounting officer)

