Form 10-Q/A
period 2012-09-30
POSITRON CORP
filed 2012-11-21
CIK 844985

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of, are as follows:

Class of Securities:	Shares Outstanding:
Common Stock, $0.01 par value	1,467,927,262

Explanatory Note: The sole purpose of this Amendment to Positron Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

* These exhibits were previously included or incorporated by reference in Positron Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: November 21, 2012	/s/ Patrick G. Rooney
Name: Patrick G. Rooney
Title: Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: : November 21, 2012	/s/ Corey N. Conn
Name: Corey N. Conn
Title: Chief Financial Officer
(principal accounting officer)