Form 10-K/A
period 2012-12-31
POSITRON CORP
filed 2013-04-23
CIK 844985

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment to Positron Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL. No other changes have been made to the Form 10-K.

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

* These exhibits were previously included or incorporated by reference in Positron Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: April 23, 2013	/s/ Patrick G. Rooney
Name: Patrick G. Rooney
Title: Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: April 23, 2013	/s/ Corey N. Conn
Name: Corey N. Conn
Title: Chief Financial Officer
(principal accounting officer)

EXHIBIT INDEX

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

* These exhibits were previously included or incorporated by reference in Positron Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013.

** Filed herewith.