Form 10-Q
period 2013-03-31
POSITRON CORP
filed 2013-05-17
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2013

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois 60559	(866) 613-7587
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code )

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

Number of shares outstanding of common stock, par value $0.01 per share outstanding as of May 17, 2013: 1,452,548,262

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$40	$243
Accounts receivable, less allowance for doubtful accounts of $50	292	273
Inventories, less reserve of $457	641	551
Prepaid expenses	35	37
Total current assets	1,008	1,104

Property and equipment, less accumulated depreciation of $393 and $346	1,124	1,170
Intangible assets	358	358
Other assets	53	53
Total assets	$2,543	$2,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,682	$1,634
Customer deposits	746	746
Unearned revenue	54	58
Notes payable – current portion	690	129
Convertible debenture, less debt discount of $1,348 and $1,798	2,012	1,562
Embedded conversion derivative liabilities	3,920	3,981
Total current liabilities	9,104	8,110

Notes payable – noncurrent portion	537	560
Contingent earnout payable	205	205
Total liabilities	9,846	8,875

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 440,932 shares issued and outstanding.	441	441
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,056,487 shares issued and outstanding	2,750	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.01 par value; 3,000,000,000 shares authorized; 1,451,927,262 shares issued and outstanding	14,203	14,203
Additional paid-in capital	92,890	92,802
Other comprehensive income	(143)	(143)
Accumulated deficit	(117,529)	(116,328)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(7,303)	(6,190)
Total liabilities and stockholders’ deficit	$2,543	$2,685

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2013	March 31, 2012

Sales:	$371	$829

Costs of sales:	246	470

Gross profit	125	359

Operating expenses:
General and administrative	567	1,765
Research and development	228	313
Selling and marketing	99	83

Total operating expenses	894	2,161

Loss from operations	(769)	(1,802)

Other income (expense)
Interest expense	(493)	(287)
Derivative gain (loss)	61	(876)
Other income	-	3

Total other income (expense)	(432)	(1,160)

Loss before income taxes	(1,201)	(2,962)

Income taxes	-	-

Net loss and comprehensive loss	$(1,201)	$(2,962)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	1,451,927	970,887

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(1,201)	$(2,962)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	47	48
Loss on writeoff of leasehold improvements	-	7
Stock based compensation	88	1,066
Derivative losses	(61)	876
Common stock issued for services	-	99
Deferred rent	-	77
Accretion of debt discount	450	269
Changes in operating assets and liabilities:
Accounts receivable	(19)	(83)
Inventories	(90)	173
Prepaid expenses and other assets	2	29
Accounts payable, trade and accrued liabilities	48	138
Customer deposits	-	72
Common stock payable	-	80
Unearned revenue	(4)	(231)

Net cash used in operating activities	(740)	(342)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(23)
Purchase of MIT, net of cash acquired	-	1

Net cash used in investing activities	(1)	(22)

Cash flows from financing activities:
Borrowings under note payable	-	708
Payments on note payable	(62)	(703)
Noninterest bearing advances	600	260
Payment of noninterest bearing advances	-	(250)
Common stock issued	-	351

Net cash provided by financing activities	538	366

Net increase (decrease) in cash and cash equivalents	(203)	2

Cash and cash equivalents, beginning of period	243	1

Cash and cash equivalents, end of period	$40	$3

Supplemental cash flow information:

Non-cash disclosures
Issuance of 17,000,000 common stock owed	$-	$269
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$-	$250
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$-	$500
Property and equipment additions financed	$-	$50
Noncash consideration for MIT acquisition (see Note 4)	$-	$255

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012, as reported in the Form 10-K, have been omitted.

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

All significant intercompany balances and transactions have been eliminated.

2.	Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2012), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Intangible Assets

The Company has goodwill and identified intangible assets with determinable lives. Identified intangible assets consist of patents acquired in MIT acquisition on January 17, 2012 (see Note 4). The goodwill and patents were assessed a fair value of $346,000 and $14,000 under the purchase accounting with patents being amortized on a straight-line basis over the estimated useful life of 6 years. Amortization expense of identified intangibles is expected to be approximately $2,333 in each of the next six years. As of March 31, 2013 and 2012, the amortization expense related to the Company’s identified intangible assets was immaterial. Goodwill is not amortized under generally accepted accounting principles.

The Company accounts for its goodwill in accordance with the Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment at least annually and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. There have been no triggering events in the three months ended March 31, 2013 and 2012 and therefore, no goodwill impairment was recorded.

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2013, no impairment was recorded.

Debt Discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the three months ended March 31, 2013 and 2012 was $0 and $185,000, respectively. The debt discount attributable to the embedded conversion derivative liability during the three months ended March 31, 2013 and 2012 was $0 and $65,000, respectively. The Company also recorded the accretion of debt discount of $450,000 and $269,000 during the three months ended March 31, 2013 and 2012, respectively. The total debt unaccreted discount at March 31, 2013 was $1,348,000, compared to $1,798,000 at December 31, 2012.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 (in thousands):

	March 31, 2013	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$3,920	$-	$-	$3,920

The following table reconciles, for the three months ended March 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2012	$3,981
Gain on fair value adjustments to embedded conversion derivative liability	(61)
Balance of embedded conversion derivative liability at March 31, 2013	$3,920

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $118,000,000 and a stockholders’ deficit of $7,313,000 at March 31, 2013. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $40,000 at March 31, 2013. At the same date, the Company had accounts payable and accrued liabilities of $1,682,000 at March 31, 2013, and a negative working capital of $8,096,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company incurred acquisition costs of approximately $12,000 in 2012.

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

Cash	$829
Equipment and leasehold improvements, net accumulated depreciation of $201,730	653,567
Patent, net accumulated amortization of $2,290	14,000
Trade and other payables	(59,282)
Note payable	(700,000)
Net liabilities assumed	$(90,886)

Goodwill	$346,183

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

The unaudited pro forma summary for the three months ended March 31, 2012 as if the business combination had occurred on January 1, 2012 is not materially different from total sales, loss from operations, net loss, and net loss per common share presented in the Company’s consolidated statements of operations above.

5.	Inventories

Inventories at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished systems	$310	$310
Raw materials and service parts	624	698
Work in progress	164	-
	1,098	1,008
Less: Reserve for obsolete inventory	(457)	(457)
	$641	$551

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of March 31, 2013 and December 31, 2012.

6.	Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Buildings	$500	$500
Furniture and fixtures	75	75
Leasehold improvements	72	72
Computer equipment	61	60
Research equipment	667	667
Machinery and equipment	142	142
	1,517	1,516
Less: Accumulated depreciation	(393)	(346)
	$1,124	$1,170

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts payable	$1,184	$1,127
Accrued royalties	87	87
Accrued interest	189	154
Sales taxes payable	83	78
Accrued compensation	36	80
Other accrued expenses	103	108

Total	$1,682	$1,634

8.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at March 31, 2013 and December 31, 2012 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at March 31, 2013 and December 31, 2012 were deposits of approximately $77,000 on two Attrius® systems sale orders.

9.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2013 and 2012, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	March 31, 2012

Numerator
Basic and diluted loss	$(1,201)	$(2,962)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,451,927	970,887

Basic and diluted loss per common share	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2013	March 31, 2012
Convertible Series A preferred stock	441	457
Convertible Series B preferred stock	305,649	530,188
Convertible Series G preferred stock	-	1,900
Convertible Series S preferred stock	1,000,000	1,000,000
Stock warrants	267,350	190,550
Convertible debt	722,910	153,035
Common stock options	190,600	177,600
Series B preferred stock options	250,000	250,000

10.	Convertible Debentures

Convertible Debentures due to Purchase of Building

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices (see Note 14). As a partial consideration of the purchase price of $500,000, the Company issued the related party a convertible debenture in the amount of $250,000, which is due on December 31, 2013 and bears interest at 8% per year, payable quarterly in cash. In addition, the Company issued warrants (“Warrants”) to purchase 35,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share, and expire on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting

Under the initial accounting, the Company separated the Convertible Debenture instrument into component parts of the Convertible Debt, the $0.01 Warrants, and the embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of the issuance. The fair value of the embedded conversion derivative liability exceeded the purchase price of the building from the Convertible Debt less the allocation of the purchase price of the building to the $0.01 Warrants, which resulted in a debt discount of $250,000. The debt is accreted to interest expense over the life of the Convertible Debt.

The following is a summary of the building debt from the issuance of the Convertible Debt and the initial accounting of the issuance (in thousands):

Building debt from convertible debt issuance	$250
Allocation of building debt to $0.01 warrants	(185)

Allocation of building debt to embedded conversion derivative liability	(65)
Total	$-

Convertible Debentures as of March 31, 2013

During the three months ended March 31, 2013, the Company recognized $449,000 of interest expense on the Convertible Debentures.

March 31, 2013

Convertible debentures	$3,360
Debt discount	(1,348)
Net convertible debentures	$2,012

11.	Notes Payable

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 1, 2019. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2013. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $9,000 during the three months ended March 31, 2013. The note’s outstanding amount was $627,000 at March 31, 2013.

During the three months ended March 31, 2013, the Company received $600,000 in short term notes from their CEO and CFO to help fund operations. The notes are non-interest bearing.

Future maturities of the notes payable are as follows:

Debt maturities as of	March 31,
2014	$690,000
2015	95,000
2016	100,000
2017	106,000
2018 and thereafter	236,000
Total	1,227,000
Less: current portion	(690,000)
Note payable – noncurrent portion	$537,000

12.	Stockholders’ Deficit

2013

There were no equity transactions for the three months ended March 31, 2013.

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

During the three months ended March 31, 2012, the Company issued 25,000,000 shares of Common Stock and a convertible debenture due on December 31, 2013, with interest at the rate of 8%, to a related party as the purchase price for the office space previously leased by the Company which was valued at fair market value on the date of issuance ($0.01 per share). In addition, the Company issued 35,000,000 warrants exercisable at $0.01, which entitle the related party to purchase shares of the Company’s common stock of the Company, which will expire on December 31, 2013.

During the three months ended March 31, 2012, the Company accepted subscriptions in the amount of $85,000 and issued 8,500,000 shares of Common Stock. In connection with these Common Stock issuances, the Company also issued 8,500,000 warrants to purchase Common Stock of the Company, which will expire on December 31, 2013, and extended the expiration date of 8,250,000 warrants which had expired to December 31, 2013.

During March 2012, the Company issued 4,800,000 shares of common stock for consulting services. On the dates of the issuances, the common stock had a fair market value of approximately $0.017 per share. The Company recorded consulting fee expense of $81,000 for the issuance of the shares.

13.	Stock Options

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

For options issued during 2012, fifty (50) percent of the options vested immediately on the grant date with the remaining fifty (50) percent vesting on January 17, 2013 The Company recognized compensation expense of $88,000 during the first quarter of 2013 and recognized $1,066,000 of expense in 2012.

14.	Related Party Transactions

On January 31, 2013 the Company accepted a non-interest bearing $250,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On February 27, 2013 the Company accepted a non-interest bearing $250,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On March 25, 2013 the Company accepted a non-interest bearing $100,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from its Chief Executive Officer for corporate and administrative offices since 2010. The Company issued the related party 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000, which included 35,000,000 warrants. During the three months ended March 31, 2012, the Company expensed $77,000 of deferred rent related to the lease of the building from a related party.

15.	Commitments

Lease Agreements

On April 19, 2010, the Company entered into an operating lease agreement with a third party for warehousing and office space in Niagara, New York. The lease expires in May 2013, with an option to renew for an additional three years. Monthly rent is $1,800. The Company is currently negotiating an extension.

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

On December 5, 2011, MIT entered into an operating lease with a third party for space for warehousing at a building in Lubbock, Texas. The Company will be required to make payments of $1,475 each month from month to month.

16.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Total Sales:
Medical equipment	$371	$829
Radiopharmaceuticals	-	-
Total sales	$371	$829
Operating Loss:
Medical equipment	$(582)	$(1,494)
Radiopharmaceuticals	(187)	(328)
Unallocated	-	20
Total operating loss	$(769)	$(1,802)
Total Assets:
Medical equipment	$1,629	$2,591
Radiopharmaceuticals	914	1,054
Unallocated	-	3
Total assets	$2,543	$3,645

17.	Subsequent Events:

Management has evaluated all events that occurred through the date these financials were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events were required to be disclosed:

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

In April 2013, the Company issued 621,000 shares of common stock for services.

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

Positron Corporation (the “Company” or “Positron”) a nuclear medicine healthcare company specializing in the field of cardiac Positron Emission Tomography (PET) imaging - the gold standard diagnostic test in nuclear cardiology.

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

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2013 and 2012

The Company experienced a net loss of $1,201,000 for the three months ended March 31, 2013 compared to a net loss of $2,962,000 for the three months ended March 31, 2012.  The decrease in the loss in the current three month period as compared to the same period last year is attributed primarily to a decrease in general and administrative expenses due to stock-based compensation and derivative gains/losses.

Revenues - Revenues for the three months ended March 31, 2013 were $371,000 as compared to $829,000 for the three months ended March 31, 2012. Systems sold during the three months ended March 31, 2013 were $0 while system sales for the same period in 2012 were $353,000. Service and parts revenue was $371,000 and $451,000 for the three months ended March 31, 2013 and 2012, respectively. Sales of PET systems during the three months ended March 31, 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended March 31, 2013 and 2012 was $125,000 and $359,000, respectively. Costs were lower during the three months ended March 31, 2013 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the three months ended March 31, 2013 were $894,000 compared to $2,161,000 for the three months ended March 31, 2012.

The Company recorded $228,000 in research and development costs during the three months ended March 31, 2013, compared to $313,000 for the three months ended March 31, 2012. Research and development costs for the three months ended March 31, 2013 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended March 31, 2013 and 2012 were $99,000 and $83,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended March 31, 2013 and 2012 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended March 31, 2013 were $567,000 as compared to $1,765,000 for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company recorded $1,066,000 in stock based compensation, compared to $88,000 in 2013.

Other Income (Expenses) - Interest expense was $493,000 for the three months ended March 31, 2013 and includes the $450,000 for the accretion of the convertible debentures discount and $43,000 for interest payable on the debt. Interest expense was $287,000 for the three months ended March 31, 2012 and includes the $241,000 for the accretion of the convertible debentures discount and $46,000 for interest payable on the debt.

During the three months ended March 31, 2013 and 2012, the Company also recorded derivate gains of $61,000 and losses of $876,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Liquidity and Capital Resources

At March 31, 2013, the Company had current assets of $1,008,000 and current liabilities of $9,104,000 compared to December 31, 2012 when the Company had current assets of $1,104,000 and current liabilities of $8,110,000. Total assets at March 31, 2013 were $2,543,000 compared to $2,685,000 at December 31, 2012. Total liabilities were $9,846,000 and $8,875,000 at March 31, 2013 and December 31, 2012, respectively.

Cash and cash equivalents at March 31, 2013 were $40,000 compared to $243,000 at December 31, 2012. Accounts receivable was $292,000 at March 31, 2013 compared to $273,000 at December 31, 2012.

Current liabilities include accounts payable and accrued expenses of $1,682,000 at March 31, 2013.

Net cash used in operating activities was $740,000 and $342,000 for the three months ended March 31, 2013 and 2012, respectively

Net cash used in investing activities were $1,000 and $22,000 for the three months ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $538,000 and $366,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2012, was qualified with respect to the ability of the Company to continue as a going concern. If the Company is unable to obtain debt or equity financing to meet its ongoing cash needs, it may have to limit or disregard portions of its business plans

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s chief executive and financial officer has determined that there is a material weakness in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a) Exhibit Index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

 _____________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 17, 2013	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer, Chairman of the Board
(principal executive officer)

Date: May 17, 2013	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

