Form 10-Q
period 2013-06-30
POSITRON CORP
filed 2013-08-14
CIK 844985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2013

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

530 Oakmont Lane, Westmont, Illinois 60559	(866) 613-7587
Address of Principal Executive Offices)	Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Number of shares outstanding of common stock, par value $0.01 per share outstanding as of August 14, 2013: 1,452,548,262

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS

Current assets:
Cash and cash equivalents	$370	$243
Accounts receivable, less allowance for doubtful accounts of $50	341	273
Inventories, less reserve of $522 and $457	497	551
Prepaid expenses	35	37
Total current assets	1,243	1,104

Property and equipment, less accumulated depreciation of $426 and $346	1,108	1,170
Intangible assets, less accumulated amortization of $3 and $0	357	358
Other assets	54	53
Total assets	$2,762	$2,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,596	$1,634
Customer deposits	704	746
Unearned revenue	27	58
Notes payable – current portion	1,057	129
Capital lease – current portion	2	-
Convertible debentures, less debt discount of $899 and $1,798	2,461	1,562
Embedded conversion derivative liabilities	3,858	3,981
Total current liabilities	9,705	8,110

Notes payable – noncurrent portion	473	560
Capital lease – noncurrent portion	14	-
Contingent earnout payable	205	205
Total liabilities	10,397	8,875

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 440,932 shares issued and outstanding.	441	441
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,056,487 shares issued and outstanding	2,750	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding in 2013	75	-
Common stock: $0.01 par value; 3,000,000,000 shares authorized; 1,452,548,262 and 1,451,927,262 shares issued and outstanding	14,209	14,203
Additional paid-in capital	93,564	92,802
Other comprehensive income	-	(143)
Accumulated deficit	(118,759)	(116,328)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(7,635)	(6,190)
Total liabilities and stockholders’ deficit	$2,762	$2,685

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales:	$432	$1,224	$803	$2,053

Costs of sales:	418	893	664	1,363

Gross profit	14	331	139	690

Operating expenses:
General and administrative	446	1,156	1,012	2,921
Research and development	107	256	335	569
Selling and marketing	119	60	218	143

Total operating expenses	672	1,472	1,565	3,633

Loss from operations	(658)	(1,141)	(1,426)	(2,943)

Other income (expense)
Interest expense	(491)	(506)	(984)	(793)
Derivative gain (loss)	61	376	123	(500)
Other income	-	54	-	57
Loss on disposal of property and equipment	-	(18)	-	(18)

Total other income (expense)	(430)	(94)	(861)	(1,254)

Loss before income taxes	(1,088)	(1,235)	(2,287)	(4,197)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(1,088)	$(1,235)	$(2,287)	$(4,197)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding	1,452,425	1,256,915	1,452,177	1,123,374

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,287)	$(4,197)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80	107
Loss on disposal of property and equipment	-	18
Stock based compensation	88	1,288
Derivative losses	(123)	500
Common stock issued for services	5	142
Deferred rent	-	77
Accretion of debt discount	899	737
Changes in operating assets and liabilities:
Accounts receivable	(68)	391
Inventories	54	168
Prepaid expenses and other assets	1	589
Accounts payable, trade and accrued liabilities	(38)	326
Customer deposits	(42)	(656)
Common stock payable	-	20
Unearned revenue	(31)	(221)

Net cash used in operating activities	(1,462)	(711)

Cash flows from investing activities:
Purchase of property and equipment	(18)	(71)
Purchase of MIT, net of cash acquired	-	1

Net cash used in investing activities	(18)	(70)

Cash flows from financing activities:
Borrowings under note payable	-	708
Borrowings under capital lease	16	-
Payments on note payable	(94)	(719)
Noninterest bearing advances	935	330
Payment of noninterest bearing advances	-	(240)
Series H preferred stock issued	750	-
Common stock issued	-	514
Proceeds from convertible debt	-	200

Net cash provided by financing activities	1,607	793

Net increase in cash and cash equivalents	127	12

Cash and cash equivalents, beginning of period	243	1

Cash and cash equivalents, end of period	$370	$13

Supplemental cash flow information:
Interest paid	$-	$17
Income taxes paid	$-	$-
Non-cash disclosures
Conversion of Series A preferred stock to common stock	$-	$17
Conversion of Series B preferred stock to common stock	$-	$3,584
Conversion of Series G preferred stock to common stock	$-	$18
Issuance of 17,000,000 common stock owed	$-	$269
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$-	$450
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$-	$500
Conversion of Convertible Debenture to common stock		400
Conversion of embedded derivative liability to paid - in capital	$-	$366
Property and equipment additions financed	$-	$50
Equipment under capital lease	$16	$-
Noncash consideration for MIT acquisition (see Note 4)	$-	$255

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the period ending June 30, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012, as reported in the Form 10-K, have been omitted.

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

Intangible Assets

The Company has goodwill and identified intangible assets with determinable lives. Identified intangible assets consist of patents acquired in MIT acquisition on January 17, 2012 (see Note 4). The goodwill and patents were fair valued at $346,000 and $14,000 under the purchase accounting with patents being amortized on a straight-line basis over the estimated useful life of 6 years. Amortization expense of identified intangibles is expected to be approximately $2,333 in each of the next six years. As of June 30, 2013 and 2012, the amortization expense related to the Company’s identified intangible assets was immaterial. Goodwill is not amortized under generally accepted accounting principles.

The Company accounts for its goodwill in accordance with the Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment at least annually and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. There have been no triggering events in the six months ended June 30, 2013 and 2012 and therefore, no goodwill impairment was recorded.

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2013, no impairment was recorded.

Debt Discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the six months ended June 30, 2013 and 2012 was $0 and $279,000, respectively. The debt discount attributable to the embedded conversion derivative liability during the six months ended June 30, 2013 and 2012 was $0 and $321,000, respectively. The Company also recorded the accretion of debt discount of $899,000 and $737,000 during the six months ended June 30, 2013 and 2012, respectively. The total debt unaccreted discount at June 30, 2013 was $899,000, compared to $1,798,000 at December 31, 2012.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 (in thousands):

	June 30, 2013	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$3,858	$-	$-	$3,858

The following table reconciles, for the six months ended June 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2012	$3,981
Gain on fair value adjustments to embedded conversion derivative liability	(123)
Balance of embedded conversion derivative liability at June 30, 2013	$3,858

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $118,759,000 and a stockholders’ deficit of $7,635,000 at June 30, 2013. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radipharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $370,000 at June 30, 2013. At the same date, the Company had accounts payable and accrued liabilities of $1,596,000, and a negative working capital of $8,462,000.Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

7.	Inventories

Inventories at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		December 31,
	June 30, 2013	2012
Finished systems	$81	$310
Raw materials and service parts	938	698
Work in progress	-	-
	1,019	1,008
Less: Reserve for obsolete inventory	(522)	(457)
	$497	$551

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of June 30, 2013 and December 31, 2012.

8.	Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		December 31,
	June 30, 2013	2012
Buildings	$500	$500
Furniture and fixtures	75	75
Leasehold improvements	72	72
Computer equipment	62	60
Research equipment	667	667
Machinery and equipment	158	142
	1,534	1,516
Less: Accumulated depreciation	(426)	(346)
	$1,108	$1,170

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

		December 31,
	June 30, 2013	2012
Trade accounts payable	$1,081	$1,127
Accrued royalties	87	87
Accrued interest	213	154
Sales taxes payable	85	78
Accrued compensation	91	80
Other accrued expenses	39	108

Total	$1,596	$1,634

10.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at June 30, 2013 and December 31, 2012 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at June 30, 2013and December 31, 2012 were current deposits of approximately $35,000 and $77,000, respectively.

11.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the six months ended June 30, 2013 and 2012, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
		June 30 ,	June 30 ,
	June 30 , 2013	2012	2013	June 30 , 2012
Numerator
Basic and diluted loss	$(1,088)	$(1,235)	$(2,287)	$(3,570)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,452,177	1,256,915	1,452,177	1,123,374

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2013	June 30, 2012
Convertible Series A preferred stock	441	441
Convertible Series B preferred stock	305,649	424,532
Convertible Series G preferred stock	-	100
Convertible Series S preferred stock	1,000,000	1,000,000
Convertible Series H preferred stock	142,857	-
Stock warrants	267,350	208,850
Convertible debt	850,115	258,601
Common stock options	190,600	177,600
Series B preferred stock options	250,000	250,000

12.	Convertible Debentures

Convertible Debentures as of June 30, 2013

During the six months ended June 30, 2013, the Company recognized $899,000 of interest expense on the Convertible Debentures related to the accretion of debt discount.

June 30, 2013
Convertible debentures	$3,360
Debt discount	(899)
Net convertible debentures	$(2,461)

13.	Notes Payable

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 1, 2019. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at June 30, 2013. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $19,000 during the six months ended June 30, 2013. The note’s outstanding amount was $595,000 at June 30, 2013.

During the six months ended June 30, 2013, the Company received $935,000 in short term notes and advances from its CEO and CFO to help fund operations. The notes are non-interest bearing and are included in current maturities.

Future maturities of the notes payable are as follows:

Debt maturities as of	June 30,
2014	$1,057,000
2015	122,000
2016	122,000
2017	122,000
2018 and thereafter	107,000
Total	1,530,000
Less: current portion	(1,057,000)
Note payable – noncurrent portion	$473,000

14.	Notes Payable – Capital Lease

The Company has entered into a capital lease for equipment at an interest rates of 7.25%, payable through 2018. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the six months June 30, 2013 and December 31, 2012 was $16,300 and $0, respectively, with accumulated depreciation of $390 and $0, respectively. Depreciation expense for this equipment for the six months ended June 30, 2013 and December 31, 2012 was $390 and $0, respectively.

Future minimum lease payments and the present value of the payments are as follows:

Debt maturities as of	June 30,
2014	$4,000
2015	4,000
2016	4,000
2017	4,000
2018	3,000
19,000
Less: amounts representing interest	(3,000)
Present value	16,000
Less: current portion	(2,000)
Note payable Capital Lease – noncurrent portion	$14,000

15.	Stockholders’ Deficit

On April 12, 2013, the Company issued 621,000 shares of common stock for consulting services. On the date of the issuance, the common stock had a fair market value of $0.008 per share. The Company recorded consulting fee expense of $5,000 for the issuance of the shares.

On April 11, 2013, the Company accepted subscriptions from Patrick G. Rooney, its Chairman and Chief Executive Officer, and Corey N. Conn, its Chief Financial Officer and converted certain advances (see note 17) in the amounts of $500,000 and $250,000 respectively for an aggregate investment of $750,000. In consideration of these subscriptions, the Company issued 7,500,000 shares of its newly created Series H Junior Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”). The Series H Preferred Stock ranks junior to dividends and distributions of the Company’s assets upon liquidation to all previously-issued shares of the Company and is not entitled to receive interest or dividends. The Series H Preferred Stock is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by the Original Issuance Price of $0.10 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock shall be entitled to two hundred (200) votes per share of Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

16.	Stock Options

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

17.	Related Party Transactions

2013

During the first quarter of 2013, the Company’s CEO and CFO provided non-interest bearing advances to the Company in the amounts of $350,000 and $250,000, respectively.

During the second quarter of 2013, the Company’s CEO and CFO provided non-interest bearing advances to the Company in the amounts of $835,000 and $250,000, respectively.

On April 11, 2013, the Company converted certain advances form its CEO and CFO in the amounts of $500,000 and $250,000, respectively, into Series H preferred shares (see note 15).

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

18.	Commitments

Lease Agreements

On April 19, 2010, the Company entered into an operating lease agreement with a third party for warehousing and office space in Niagara, New York. The lease expires in May 2014, with an option to renew for an additional three years. Monthly rent is $1,800. The Company is currently negotiating and extension.

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

19.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Total Sales:
Medical equipment	$432	$1,224	$803	$2,053
Radiopharmaceuticals	-	-	-	-
Total sales	$412	$1,224	$803	$2,053

Operating loss:
Medical equipment	$(466)	$(878)	$(1,078)	$(2,332)
Radiopharmaceuticals	(160)	(263)	(348)	(591)
Unallocated	-	-	-	(20)
Total operating loss	$(626)	$(1,141)	$(1,426)	$(2,943)

	June 30, 2013	December 31, 2012

Total Assets:
Medical equipment	$1,868	$1,739
Radiopharmaceuticals	894	945
Unallocated	-	1
Total assets	$2,762	$2,685

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

Positron Corporation (the “Company” or “Positron”) a nuclear medicine healthcare company specializes in the business of cardiac PET and is the first and only company developing a vertically integrated supply chain solution; combining imaging technology, radiopharmaceuticals and radioisotopes to offer cardiologists the most comprehensive solution in nuclear cardiology. Our products and services enable healthcare providers to more accurately diagnose cardiac disease and improve patient outcomes while practicing cost effective medicine.

Positron is the only company that will provide an economical, end-to-end solution for PET myocardial perfusion imaging. The Company believes its unique proprietary products, market position and vertically integrated strategy will lead to accelerated adoption and growth of the cardiac PET modality in the U.S. and emerging markets. Positron has focused exclusively on supporting the cardiac PET field for more than 30 years and is now facilitating the stabilization, security and growth of the industry. Through leadership within our field, Positron intends to gain a dominant market position with strong earnings potential, ultimately becoming a sustained, long-term value creator for industry participants and our shareholders.

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

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron has negotiated a strategic alliance with Jubilant DraxImage Inc. (JDI), and Sr-82/Rb-82 generator manufacturer, whose generator and related infusion cart are reported to be in the final stages of the FDA’s approval process. Upon FDA approval, JDI and Positron will market and distribute what we believe to be the first and only alternative to Bracco’s Cardiogen-82 generator, a device which had multiple recalls during the last two years. Positron will supply JDI with Sr-82 for the generator production. Positron intends to couple the generator with the Attrius sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius®).

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

The cost of the project, including equipment, building, land, working capital and contingencies, is approximately $60 million. Positron executed an agreement with IBA Molecular, of Belgium, to manufacture a 70 MeV cyclotron. The facility may be located in the city of Gary, Indiana. The facility will take approximately 3.5 years to build. The Company expects to begin operations in 2017. Positron has received an offer of $30 Million in economic incentives from the City of Gary, Indiana towards the development of Positron’s 70 MeV cyclotron project.

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

Major developments and milestones achieved by Positron Corporation during 2013 include:

•	Positron and iThemba LABS enters into Radioisotope Supply Agreement
•	Positron radioisotope processing facility is a FDA registered facility.
•	Positron continues to secure supply agreements with all available foreign and domestic strontium-82 suppliers.
•	Positron introduces next generation PosiRx Pharmacy Automation System.
•	Positron retains investment banking firm Covington Associates to lead financing of 70 MeV cyclotron project.

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

Positron is acutely focused on production of Sr-82. Positron possesses certain resources and technical advantages, unique to MIT, which will increase current and future strontium supply. Positron anticipates the cardiac PET market to rebound in late 2013, beginning with Bracco’s ability to now accept new generator customers, and with accelerated expansion upon market entry of the DraxImage’s generator, once FDA approved.

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

A key point in determining the competitive landscape of U.S. Sr-82 production is the policy of the DOE to not compete with the private sector. While the DOE produces a majority of Sr-82 in the world, once Sr-82 is reasonably available commercially, the DOE can be compelled to withdraw from the market. Positron intends to couple the cyclotron with facilities for material processing, isotope target manufacturing, radiopharmaceutical manufacturing and equipment manufacturing operations; this facility, which may be located in Gary, Indiana, will also host Positron’s corporate headquarters.

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

The cost of the project, including equipment, building, land, working capital and contingencies, is approximately $65 million with itemized costs detailed in the business plan. The facility is expected to be located in the city of Gary, Indiana, concurrent with the relocation of Positron’s corporate headquarters and manufacturing facilities. Positron has accepted a proposal from Gary, Indiana for $30 million in economic incentives through the issuance of long-term Economic Development Tax Increment Revenue Bonds (“TIF Bonds”) and New Market Tax Credits (“NMTC”).

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

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 31, 2013 and 2012

The Company experienced a net loss of $1,088,000 for the three months ended June 30, 2013 compared to a net loss of $1,235,000 for the three months ended June 30, 2012.  The decrease in the loss in the current three month period as compared to the same period last year is attributed primarily to a decrease in general and administrative expenses due to stock-based compensation , which was partially offset by a reduction in derivative gains.

Revenues - Revenues for the three months ended June 30, 2013 were $432,000 as compared to $1,224,000 for the three months ended June 30, 2012. Systems sold during the three months ended June 30, 2013 were $0 while system sales for the same period in 2012 were $667,000. Service and parts revenue was $432,000 and $557,000 for the three months ended June 30, 2013 and 2012, respectively. Sales of PET systems during the three months ended June 30, 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended June 30, 2013 and 2012 was $14,000 and $331,000, respectively. Costs were lower during the three months ended June 30, 2013 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the three months ended June 30, 2013 were $672,000 compared to $1,472,000 for the three months ended June 30, 2012.

The Company recorded $107,000 in research and development costs during the three months ended June 30, 2013, compared to $256,000 for the three months ended June 30, 2012. Research and development costs for the three months ended June 30, 2013 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended June 30, 2013 and 2012 were $119,000 and $60,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended June 30, 2013 and 2012 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended June 30, 2013 were $446,000 as compared to $1,156,000 for the three months ended June 30, 2012. During the three months ended June 30, 2012, the Company recorded $222,000 in stock based compensation, compared to $0 in 2013.

Other Income (Expenses) -  Interest expense was $491,000 for the three months ended June 30, 2013 and includes the $449,000 for the accretion of the convertible debentures discount and $42,000 for interest payable on the debt. Interest expense was $506,000 for the three months ended June 30, 2012 and includes the $468,000 for the accretion of the convertible debentures discount and $38,000 for interest payable on the debt.

During the three months ended June 30, 2013 and 2012, the Company also recorded derivate gains of $61,000 and $376,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Comparison of the Results of Operations for the Six Months ended June 31, 2013 and 2012

The Company experienced a net loss of $2,287,000 for the six months ended June 30, 2013 compared to a net loss of $4,197,000 for the six months ended June 30, 2012.  The decrease in the loss in the current six month period as compared to the same period last year is attributed primarily to a decrease in general and administrative expenses due to stock-based compensation and changes in derivative gains/losses.

Revenues - Revenues for the six months ended June 30, 2013 were $803,000 as compared to $2,053,000 for the six months ended June 30, 2012. Systems sold during the six months ended June 30, 2013 were $0 while system sales for the same period in 2012 were $1,177,000. Service and parts revenue was $803,000 and $876,000 for the six months ended June 30, 2013 and 2012, respectively. Sales of PET systems during the six months ended June 30, 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the six months ended June 30, 2013 and 2012 was $139,000 and $690,000, respectively. Costs were lower during the six months ended June 30, 2013 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the six months ended June 30, 2013 were $1,565,000 compared to $3,633,000 for the six months ended June 30, 2012.

The Company recorded $335,000 in research and development costs during the six months ended June 30, 2013, compared to $569,000 for the six months ended June 30, 2012. Research and development costs for the six months ended June 30, 2013 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expenses for the six months ended June 30, 2013 and 2012 were $218,000 and $143,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the six months ended June 30, 2013 and 2012 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the six months ended June 30, 2013 were $1,012,000 as compared to $2,921,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company recorded $1,288,000 in stock based compensation, compared to $88,000 in 2013.

Other Income (Expenses)- Interest expense was $984,000 for the six months ended June 30, 2013 and includes the $899,000 for the accretion of the convertible debentures discount and $85,000 for interest payable on the debt. Interest expense was $793,000 for the six months ended June 30, 2012 and includes the $737,000 for the accretion of the convertible debentures discount and $56,000 for interest payable on the debt.

During the six months ended June 30, 2013 and 2012, the Company also recorded derivate gains of $123,000 and losses of $500,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Liquidity and Capital Resources

At June 30, 2013, the Company had current assets of $1,243,000 and current liabilities of $9,705,000 compared to December 31, 2012 when the Company had current assets of $1,104,000 and current liabilities of $8,110,000. Total assets at June 30, 2013 were $2,762,000 compared to $2,685,000 at December 31, 2012. Total liabilities were $10,397,000 and $8,875,000 at June 30, 2013 and December 31, 2012, respectively.

Cash and cash equivalents at June 30, 2013 were $370,000 compared to $243,000 at December 31, 2012. Accounts receivable was $341,000 at June 30, 2013 compared to $273,000 at December 31, 2012.

Current liabilities include accounts payable and accrued expenses of $1,596,000 at June 30, 2013.

Net cash used in operating activities was $1,462,000 and $711,000 for the six months ended June 30, 2013 and 2012, respectively

Net cash used in investing activities was $18,000 and $70,000 for the six months ended June 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $1,607,000 and $793,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2013, the Company accepted subscriptions from Patrick G. Rooney, its Chairman and Chief Executive Officer, and Corey N. Conn, its Chief Financial Officer in the amounts of $500,000 and $250,000 respectively for an aggregate investment of $750,000. In consideration of these subscriptions, the Company issued 7,500,000 shares of its newly created Series H Junior Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”). The Series H Preferred Stock ranks junior to dividends and distributions of the Company’s assets upon liquidation to all previously-issued shares of the Company and is not entitled to receive interest or dividends. The Series H Preferred Stock is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by the Original Issuance Price of $0.10 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock shall be entitled to two hundred votes per share of Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit	Description of the Exhibit

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K. During the fiscal quarter ended June 30, 2013, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: August 14, 2013	/s/ Patrick G. Rooney
Name: Patrick G. Rooney
Title: Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date : August 14, 2013	/s/ Corey N. Conn
Name: Corey N. Conn
Title: Chief Financial Officer
(principal accounting officer)