Form 10-Q
period 2013-09-30
POSITRON CORP
filed 2013-11-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2013

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.01 per share outstanding as of November 14, 2013: 1,452,548,262

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$197	$243
Accounts receivable, less allowance for doubtful accounts of $140 and $50	213	273
Inventories, less reserve of $552 and $457	541	551
Prepaid expenses	35	37
Total current assets	986	1,104

Property and equipment, less accumulated depreciation of $467 and $346	1,081	1,170
Intangible assets, less accumulated amortization of $4 and $0	357	358
Other assets	54	53
Total assets	$2,478	$2,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,601	$1,634
Customer deposits	669	746
Unearned revenue	71	58
Notes payable – current portion	1,557	129
Capital lease – current portion	3	-
Convertible debentures, less debt discount of $449 and $1,798	2,911	1,562
Embedded conversion derivative liabilities	4,020	3,981
Total current liabilities	10,832	8,110

Notes payable – noncurrent portion	451	560
Capital lease – noncurrent portion	13	-
Contingent earnout payable	205	205
Total liabilities	11,501	8,875

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 440,932 shares issued and outstanding.	441	441
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,056,487 shares issued and outstanding	2,750	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 10,000,000 shares authorized; 7,500,000 shares issued and outstanding in 2013	75	-
Common stock: $0.01 par value; 3,000,000,000 shares authorized; 1,452,548,262 shares issued and 1,451,927,262 outstanding	14,208	14,203
Additional paid-in capital	93,565	92,802
Other comprehensive income	-	(143)
Accumulated deficit	(120,147)	(116,328)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(9,023)	(6,190)
Total liabilities and stockholders’ deficit	$2,478	$2,685

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales:	$351	$370	$1,154	$2,423

Costs of sales:	230	264	894	1,627

Gross profit	121	106	260	796

Operating expenses:
General and administrative	610	664	1,622	3,585
Research and development	133	186	468	755
Selling and marketing	114	59	332	202

Total operating expenses	857	909	2,422	4,542

Loss from operations	(736)	(803)	(2,162)	(3,746)

Other expense
Interest expense	(492)	(323)	(1,476)	(1,116)
Derivative gain (loss)	(162)	(279)	(39)	(779)
Loss on settlement of accounts payable	-	(63)	-	(63)
Other expense	-	(100)	-	(43)
Loss on disposal of property and equipment	-	-	-	(18)

Total other expense	(654)	(765)	(1,515)	(2,019)

Loss before income taxes	(1,390)	(1,568)	(3,677)	(5,765)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(1,390)	$(1,568)	$(3,677)	$(5,765)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	1,452,548	1,360,107	1,452,303	1,202,861

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(3,677)	$(5,765)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	123	167
Loss on disposal of property and equipment	-	18
Stock based compensation	88	1,511
Derivative gains	39	779
Common stock issued for services	5	205
Deferred rent	-	77
Accretion of debt discount	1,349	779
Changes in operating assets and liabilities:
Accounts receivable	60	412
Inventories	10	168
Prepaid expenses and other assets	1	591
Accounts payable, trade and accrued liabilities	(33)	110
Due from related party	-	62
Customer deposits	(77)	(656)
Common stock payable	-	67
Unearned revenue	13	(245)

Net cash used in operating activities	(2,099)	(1,725)

Cash flows from investing activities:
Purchase of property and equipment	(16)	(71)
Purchase of MIT, net of cash acquired	-	1

Net cash used in investing activities	(16)	(70)

Cash flows from financing activities:
Borrowings under note payable	-	808
Payments on note payable	(116)	(840)
Noninterest bearing advances	2,185	205
Payment of noninterest bearing advances	-	(165)
Series H preferred stock issued	-	-
Common stock issued	-	534
Proceeds from convertible debt	-	2,310

Net cash provided by financing activities	2,069	2,852

Net increase (decrease) in cash and cash equivalents	(46)	1,057

Cash and cash equivalents, beginning of period	243	1

Cash and cash equivalents, end of period	$197	$1,058

Supplemental cash flow information:
Interest paid	$-	$26
Income taxes paid	$-	$-
Non-cash disclosures
Conversion of Series A preferred stock to common stock	$-	$16
Conversion of Series B preferred stock to common stock	$-	$4,771
Conversion of Series G preferred stock to common stock	$-	$18
Issuance of 17,000,000 common stock owed	$-	$269
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$-	$2,310
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$-	$500
Conversion of Convertible Debenture to common stock		400
Conversion of embedded derivative liability to paid - in capital	$-	$366
Property and equipment additions financed	$-	$50
Equipment under capital lease	$16	$-
Noncash consideration for MIT acquisition (see Note 4)	$-	$255
Adjustment to shares issued in settlement of debt	$-	$17
Conversion of advances to series H preferred stock	$750	$-

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

Intangible Assets

The Company has goodwill and identified intangible assets with determinable lives. Identified intangible assets consist of patents acquired in MIT acquisition on January 17, 2012 (see Note 4). The goodwill and patents were fair valued at $346,000 and $14,000 under the purchase accounting with patents being amortized on a straight-line basis over the estimated useful life of 6 years. Amortization expense of identified intangibles is expected to be approximately $2,333 in each of the next six years. As of September 30, 2013 and 2012, the amortization expense related to the Company’s identified intangible assets was immaterial. Goodwill is not amortized under generally accepted accounting principles.

The Company accounts for its goodwill in accordance with the Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment at least annually and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to measure the possible goodwill impairment based upon an allocation of the estimate of fair value of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets (Step Two Analysis). The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities (“carrying amount”) is the implied fair value of goodwill. An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. There have been no triggering events in the nine months ended September 30, 2013 and 2012 and therefore, no goodwill impairment was recorded.

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2013, no impairment was recorded.

Debt Discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the warrants issued with convertible debentures during the nine months ended September 30, 2013 and 2012 was $0 and $259,000, respectively. The debt discount attributable to the embedded conversion derivative liability during the nine months ended September 30, 2013 and 2012 was $0 and $451,000, respectively. The Company also recorded the accretion of debt discount of $449,000 and $737,000 during the nine months ended September 30, 2013 and 2012, respectively. The total debt unaccreted discount at September 30, 2013 was $449,000, compared to $1,798,000 at December 31, 2012.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 (in thousands):

	September 30, 2013	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$4,020	$-	$-	$4,020

The following table reconciles, for the nine months ended September 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2012	$3,981
Loss on fair value adjustments to embedded conversion derivative liability	39
Balance of embedded conversion derivative liability at September 30, 2013	$4,020

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $120,147,000 and a stockholders’ deficit of $9,023,000 at September 30, 2013. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $197,000 at September 30, 2013. At the same date, the Company had accounts payable and accrued liabilities of $1,601,000, and a negative working capital of $9,846,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful in implementing its business plan and ultimately achieving operational profitability. The Company’s long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business 3) meet current commitments and fund the continuation of its business operation in the near future 4) negotiate extended terms on current debt and 5) raise additional funds through debt and/or equity financings.

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

In accordance with the transaction, the Company acquired the assets related to MIT’s business of refurbishing expired strontium-82/rubidium-82 and other radioisotope generators, recycling strontium-82 and other radioisotopes from generators, processing of strontium-82 and other radioisotopes, providing expertise in production of radioisotopes and radioisotopes services, including cash, equipment, leasehold improvements, patent, certain supply and distribution and other vendor contracts, goodwill and assumed liabilities including trade payables, accruals and a note payable with a commercial bank. The parties made customary representations, warranties and indemnities in the Agreement that are typical and consistent for a transaction of this size and scope.

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

The unaudited pro forma summary for the nine months ended September 30, 2012 as if the business combination had occurred on January 1, 2012 is not materially different from total sales, loss from operations, net loss, and net loss per common share presented in the Company’s consolidated statements of operations above.

5.	Inventories

Inventories at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished systems	$81	$310
Raw materials and service parts	1,012	698
Work in progress	-	-
	1,093	1,008
Less: Reserve for obsolete inventory	(552)	(457)
	$541	$551

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of September 30, 2013 and December 31, 2012.

6.	Property and Equipment

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Buildings	$500	$500
Furniture and fixtures	88	75
Leasehold improvements	72	72
Computer equipment	62	60
Research equipment	667	667
Machinery and equipment	158	142
	1,547	1,516
Less: Accumulated depreciation	(466)	(346)
	$1,081	$1,170

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts payable	$1,095	$1,127
Accrued royalties	87	87
Accrued interest	246	154
Sales taxes payable	87	78
Accrued compensation	60	80
Other accrued expenses	26	108

Total	$1,601	$1,634

8.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at September 30, 2013 and December 31, 2012 were deposits of approximately $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at December 31, 2012 were current deposits of approximately $77,000.

9.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator
Basic and diluted loss	$(1,390)	$(1,568)	$(3,677)	$(5,765)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,452,548	1,360,107	1,452,303	1,202,861

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	September 30, 2013	September 30, 2012
Convertible Series A preferred stock	441	441
Convertible Series B preferred stock	305,648	305,648
Convertible Series G preferred stock	-	100
Convertible Series S preferred stock	1,000,000	1,000,000
Convertible Series H preferred stock	223,214	-
Stock warrants	237,350	221,350
Convertible debt	1,470,724	635,837
Common stock options	187,600	170,600
Series B preferred stock options	250,000	250,000

10.	Convertible Debentures

Convertible Debentures as of September 30, 2013

During the nine months ended September 30, 2013, the Company recognized $1,349,000 of interest expense on the Convertible Debentures related to the accretion of debt discount.

September 30, 2013
Convertible debentures	$3,360
Debt discount	(449)
Net convertible debentures	$2,911

11.	Notes Payable

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 1, 2019. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at September 30, 2013. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $28,000 during the nine months ended September 30, 2013. The note’s outstanding amount was $573,000 at September 30, 2013.

During the nine months ended September 30, 2013, the Company received $2,185,000 in short term notes from their CEO and CFO to help fund operations. The notes are non-interest bearing. On April 11, 2013, $750,000 of the notes/advances were converted to preferred shares (see note 15). The total of outstanding notes at September 30, 2013 are $1,435,000.

Future maturities of the notes payable are as follows:

Debt maturities as of	September 30,
2014	$1,557,000
2015	122,000
2016	122,000
2017	122,000
2018 and thereafter	85,000
Total	2,008,000
Less: current portion	(1,557,000)
Note payable – noncurrent portion	$451,000

12.	Notes Payable – Capital Lease

The Company has entered into a capital leases for equipment at interest rates of 7.25%, payable through 2018. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the nine months September 30, 2013 and December 31, 2012 was $16,300 and $0, respectively, with accumulated depreciation of $780 and $0, respectively. Depreciation expense for this equipment for the nine months ended September 30, 2013 and December 31, 2012 was $780 and $0, respectively.

Future minimum lease payments and the present value of the payments are as follows:

Debt maturities as of	September 30,
2014	$4,000
2015	4,000
2016	4,000
2017	4,000
2018 and thereafter	3,000
19,000
Less: amounts representing interest	(3,000)
Present value	16,000
Less: current portion	(3,000)
Note payable Capital Lease – noncurrent portion	$13,000

13.	Stockholders’ Deficit

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

In May 2013 the Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio of 1 for 100 (the "Reverse Split"), reduce the number of authorized shares of capital stock from 3,020,000,000 to 520,000,000 of which 500,000,000 shares will be common stock and 20,000,000 shares will be preferred stock, each par value $0.0001 per share and convert the Company to a Delaware corporation.

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

For options issued during 2012, fifty (50) percent of the options vested immediately on the grant date and the remaining fifty (50) percent vested on January 17, 2013. The company recognized compensation expense of $88,000 during the first quarter of 2013 and recognized $1,066,000 of expense in 2012.

15.	Related Party Transactions

2013

On January 31, 2013, the Company accepted a non-interest bearing $250,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On February 27, 2013, the Company accepted a non-interest bearing $250,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On March 25, 2013, the Company accepted a non-interest bearing $100,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

During June 2013, the Company accepted a non-interest bearing $185,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 4, 2013, the Company accepted a non-interest bearing $150,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 11, 2013, the Company converted certain advances from its CEO and CFO in the amounts of $ 500,000 and $ 250,000, respectively, into Series H preferred shares.

On May 22, 2013, the Company accepted a non-interest bearing $150,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On June 21, 2013, the Company accepted a non-interest bearing $100,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On August 16, 2013, the Company accepted a non-interest bearing $250,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On August 26, 2013, the Company accepted a non-interest bearing $250,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

2012

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from its Chief Executive Officer for corporate and administrative offices since 2010. The Company issued the related party 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000, which included 35,000,000 warrants. During the nine months ended September 30, 2013, the Company expensed $77,000 of deferred rent related to the lease of the building from a related party.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total Sales:
Medical equipment	$351	$370	$1,154	$2,423
Radiopharmaceuticals	-	-	-	-
Total sales	$351	$370	$1,154	$2,423

Operating loss:
Medical equipment	$(541)	$(768)	$(1,619)	$(3,100)
Radiopharmaceuticals	(195)	(35)	(543)	(626)
Unallocated	-	-	-	(20)
Total operating loss	$(736)	$(803)	$(2,162)	$(3,746)

	September 30, 2013	December 31, 2012

Total Assets:
Medical equipment	$1,596	$1,739
Radiopharmaceuticals	882	945
Unallocated	-	1
Total assets	$2,478	$2,685

18.	Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financial statements were issued to determine if any subsequent was required to be reported. Management of the Company determined the following subsequent was required to be reported:

On November 7, 2013, Patrick G. Rooney, the Company’s Chairman and Chief Executive Officer converted previously made advances in the amount of $250,000 into 2,500,000 shares of Series H Junior Convertible Preferred Stock.

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

Positron’s products and services enable healthcare providers to more accurately diagnose disease and improve patient outcomes, while practicing cost effective medicine. Positron is the only company that intends to provide an economical, end-to-end solution for PET myocardial perfusion imaging through complementary product integration of PET imaging systems, radiopharmaceuticals, and radioisotopes.

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

The Company

Positron, a pioneer in cardiac PET, is well branded in the field of nuclear cardiology. Founded in 1983, Positron has gained significant traction in the industry based on its imaging technology and strong commitment towards advancing cardiac care. Originally a research & development company, Positron’s business strategy has evolved and grown over the past several years. Positron has expanded from a medical imaging device manufacturer to a nuclear healthcare company integrating the key components of the cardiac PET supply chain to provide an end-to-end solution for the market. Led by an experienced management team, Positron intends to become a true business enterprise with strong recurring revenue generating business model scalable to the global marketplace.

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

The recent explosive growth of cardiac PET imaging has driven a significant increase in the use of Sr-82/Rb-82 generators which has begun to outpace supply. Until recently, the U.S. Department of Energy had been the only entity in the United States capable of providing this material. In August of 2012, MIT submitted its DMF with the FDA and has begun production of API grade strontium-82.

Due to the growing demand and limited supply, the industry suffered a Sr-82 shortage in January 2011, effecting supply of Rb-82 generators. The same year Bracco Diagnostics Inc., the sole market supplier of the Rb-82 generator, underwent a voluntary recall of generators, further stunting industry sales and growth. Since then, Bracco Diagnostics has been supporting only existing clients and there was no availability of Rb-82 generators for new customers.

Positron is acutely focused on production of Sr-82. Positron possesses certain resources and technical advantages, unique to MIT, which will increase current and future strontium supply. Positron anticipates the cardiac PET market to rebound in Q1 2014, beginning with Bracco’s ability to now accept new generator customers, and with accelerated expansion upon market entry of the DraxImage’s generator, once FDA approved.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular disease specialists in the U.S., and their number will increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that performs or could perform nuclear cardiac procedures and want to automate the delivery of radiopharmaceuticals. By adding complimentary products, we are able to offer customers value added solutions which include low cost molecular imaging devices, maintenance service, disease specific software, radiopharmaceutical unit doses drawing devices, and, potentially, radiopharmaceuticals agents for Cardiac Nuclear Medicine.

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

As the cardiac PET industry experienced another challenging year the Company continued to aggressively pursue its strategy toward aggregating and integrating the key components critical in securing the cardiac value chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider. PET is the future of nuclear cardiology.

We believe that Positron is the only company with the critical components to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended September 30, 2013 and 2012

The Company experienced a net loss of $1,389,000 for the three months ended September 30, 2013 compared to a net loss of $1,568,000 for the three months ended September 30, 2012.  The increase in the loss in the current nine month period as compared to the same period last year is attributed primarily to a increase in general and administrative expenses due to stock-based compensation , which was partially offset by a reduction in derivative gains.

Revenues - Revenues for the three months ended September 30, 2013 were $351,000 as compared to $370,000 for the three months ended September 30, 2012. There were no systems sold during the three months ended September 30, 2013 and 2012. Service and parts revenue was $351,000 and $370,000 for the three months ended September 30, 2013 and 2012, respectively. Sales of PET systems during the three months ended September 30, 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended September 30, 2013 and 2012 was $121,000 and $106,000, respectively. Costs were lower during the three months ended September 30, 2013 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the three months ended September 30, 2013 were $857,000 compared to $909,000 for the three months ended September 30, 2012.

The Company recorded $133,000 in research and development costs during the three months ended September 30, 2013, compared to $186,000 for the three months ended September 30, 2012. Research and development costs for the three months ended September 30, 2013 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended September 30, 2013 and 2012 were $114,000 and $59,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended September 30, 2013 and 2012 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended September 30, 2013 were $610,000 as compared to $664,000 for the three months ended September 30, 2012.

Other Income (Expenses) - Interest expense was $492,000 for the three months ended September 30, 2013 and includes the $449,000 for the accretion of the convertible debentures discount and $43,000 for interest payable on the debt. Interest expense was $324,000 for the three months ended September 30, 2012 and includes the $286,000 for the accretion of the convertible debentures discount and $38,000 for interest payable on the debt.

During the three months ended September 30, 2013 and 2012 the Company recorded derivate losses of $162,000 and $279,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Comparison of the Results of Operations for the Nine Months ended September 30, 2013 and 2012

The Company experienced a net loss of $3,677,000 for the nine months ended September 30, 2013 compared to a net loss of $5,765,000 for the nine months ended September 30, 2012.  The increase in the loss in the current nine month period as compared to the same period last year is attributed primarily to a increase in general and administrative expenses due to stock-based compensation and changes in derivative gains/losses.

Revenues - Revenues for the nine months ended September 30, 2013 were $1,154,000 as compared to $2,423,000 for the nine months ended September 30, 2012. Systems sold during the nine months ended September 30, 2013 were $0 while system sales for the same period in 2012 were $1,177,000. Service and parts revenue was $1,154,000 and $1,246,000 for the nine months ended September 30, 2013 and 2012, respectively. Sales of PET systems during the nine months ended September 30, 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the nine months ended September 30, 2013 and 2012 was $260,000 and $796,000, respectively. Costs were lower during the nine months ended September 30, 2013 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the nine months ended September 30, 2013 were $2,422,000 compared to $4,542,000 for the nine months ended September 30, 2012.

The Company recorded $468,000 in research and development costs during the nine months ended September 30, 2013, compared to $755,000 for the nine months ended September 30, 2012. Research and development costs for the nine months ended September 30, 2013 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expenses for the nine months ended September 30, 2013 and 2012 were $332,000 and $202,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the nine months ended September 30, 2013 and 2012 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the nine months ended September 30, 2013 were $1,622,000 as compared to $3,585,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company recorded $1,494,000 in stock based compensation, compared to $88,000 in 2013.

Other Income (Expenses) - Interest expense was $1,476,000 for the nine months ended September 30, 2013 and includes the $1,349,000 for the accretion of the convertible debentures discount and $127,000 for interest payable on the debt. Interest expense was $1,116,000 for the nine months ended September 30, 2012 and includes the $1,024,000 for the accretion of the convertible debentures discount and $92,000 for interest payable on the debt.

During the nine months ended September 30, 2013 and 2012, the Company also recorded derivate losses of $39,000 and $779,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Liquidity and Capital Resources

At September 30, 2013, the Company had current assets of $986,000 and current liabilities of $10,832,000 compared to December 31, 2012 when the Company had current assets of $1,104,000 and current liabilities of $8,110,000. Total assets at September 30, 2013 were $2,478,000 compared to $2,685,000 at December 31, 2012. Total liabilities were $11,501,000 and $8,875,000 at September 30, 2013 and December 31, 2012, respectively.

Cash and cash equivalents at September 30, 2013 were $197,000 compared to $243,000 at December 31, 2012. Accounts receivable was $213,000 at September 30, 2013 compared to $273,000 at December 31, 2012.

Current liabilities include accounts payable and accrued expenses of $1,601,000 at September 30, 2013.

Net cash used in operating activities was $2,099,000 and $1,725,000 for the nine months ended September 30, 2013 and 2012, respectively

Net cash used in investing activities was $16,000 and $70,000 for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $2,069,000 and $2,852,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise funds through loans, credit and the private placement of restricted securities until such time as the Company achieves profitability. To date, management has been successful in raising cash on an as-needed basis from its officers and directors for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed cash in this fashion or that if its able to do so, that such financing will be on terms favorable to the Company.

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

The material weakness in our disclosure control procedures are is follows:

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

On November 7, 2013, Patrick G. Rooney, the Company’s Chairman and Chief Executive Officer, converted previously made advances in the amount of $250,000 into 2,500,000 shares of Series H Junior Convertible Preferred Stock (the “Series H Preferred Stock”). The Series H Preferred Stock is convertible into shares of the Company’s common stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by $0.10 and divided by 70% of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock is entitled to two hundred votes per share of Series H Preferred Stock on all matters which holders of common stock are entitled to vote.

On November 12, 2013, the Company appointed Joseph G. Oliverio its Chief Technical Officer and Executive Director of PET and Director as the Company’s President, effective immediately.  Mr. Oliverio will continue in his other capacities with the Company.

Also effective November 12, 2013, Charles S. Conroy resigned as the Company’s Chief Operating Officer and Executive Director of Sales and Marketing.  Mr. Conroy will continue with the Company in a Business Development capacity.

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

POSITRON CORPORATION

Date: November 14, 2013	/s/ Patrick G. Rooney
Patrick G. Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: November 14, 2013	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

