Form 10-K
period 2013-12-31
POSITRON CORP
filed 2014-03-31
CIK 844985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED December 31, 2013

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $10,995,744.90 as of June 30, 2013, based on the closing sale price of such common stock as reported on the OTC Bulletin Board.

There were 1,452,548,262 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 31, 2014.

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

Nature of Business

Positron Corporation is a nuclear medicine healthcare company specializing in the field of cardiac Positron Emission Tomography (PET) imaging. Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD).

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

Our mission is to facilitate the stabilization, security and growth of the cardiac PET industry by providing cardiologists with: an economical, high-quality, PET imaging system; a reliable supply of radiopharmaceuticals for imaging procedures; and a comprehensive clinical, technical, support and service program.

Corporate History

Positron Corporation was incorporated as a Texas corporation in 1983 with offices in Westmont, Illinois, Fishers, Indiana, Lubbock, Texas and Niagara, New York.

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

On November 18, 2008, Solaris Opportunity Fund, L.P. (“Solaris”) became the Company’s controlling shareholder, having acquired approximately 60% of the Company’s voting capital stock at that time. Soloris exchanged its rights title and interest in two notes receivable in the aggregate amount of $2,181,000 due from the Company (the “Notes”) and 100,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) pledged to Solaris (the “Pledged Shares”) and retired advances made to the Company in the aggregate amount of $1,155,000, for the issuance of 100,000 shares of the Company’s Series S Preferred Stock.

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares will be common stock par value $0.01 per share (“Common Stock”) and 20,000,000 shares will be preferred stock par value $1.00 per share (“Preferred Stock”).

On January 17, 2012, the Company acquired all of the membership interests and retained all employees of Manhattan Isotope Technology, LLC (“MIT”) based in Lubbock, Texas. In exchange, MIT’s previous owners shall receive cash advances, shares of Positron Common Stock, the assumption of certain indebtedness and earnout consideration of up to $3,500,000 based on 20 percent of the net income from sales relating to radioisotope and radiopharmaceutical operations of MIT through December 31, 2018. MIT is the only commercial resource in the United States with practical knowledge and experience in all stages of strontium-82 (Sr-82) production and spent generator lifecycle management. Positron will focus on increasing Sr-82 supply through the processing of proton irradiated target material from domestic and foreign suppliers and recycling Sr-82 from spent generators. MIT has become the first supplier to provide Active Pharmaceutical Ingredient (API) grade Sr-82 in the U.S. besides the United States Department of Energy. In an effort to expand Positron’s radioisotope product offerings, MIT possesses the unique and specialized expertise in the production of additional radioisotopes that are currently only supplied by the U.S. Government.

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

On June 27, 2011, the Company formed Positron Isotope Corporation, a wholly-owned subsidiary, for the purpose of developing its cyclotron project in a wholly owned subsidiary.

The Company

Positron, a pioneer in cardiac PET, is well-branded in the field of nuclear cardiology. Positron has gained significant traction in the industry based on its imaging technology and strong commitment towards advancing cardiac care. Originally a research and development company, Positron has expanded from a medical imaging device manufacturing to a company which is integrating the key components of the cardiac PET supply chain and will be able to offer an end-to-end solution for the nuclear cardiology market. Led by an experienced management team, Positron is moving towards becoming a true business enterprise with strong recurring revenue generating business model scalable to the global marketplace.

The Company believes that its unique products, market position and vertical integration strategy will stabilize and secure the supply chain, significantly reducing costs and industry uncertainties; a substantial advantage, leading to further adoption and growth of the cardiac PET modality.

Positron is the only commercial resource in the U.S. with practical knowledge and experience in all stages of Strontium-82 (Sr-82) production and spent generator lifecycle management. Positron seeks to secure both the short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from Sr-82 received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all available domestic and foreign irradiated source suppliers and through recycling expired generators. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the world’s largest commercial high energy/high current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall. Securing a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products: pharmaceuticals, imaging equipment and services.

Positron’s business strategy is to gain a dominant market share in the nuclear cardiac industry through the vertical integration of such key components as: imaging technologies, clinical services, radiopharmaceutical and radioisotope processing, production, supply and distribution. Positron intends to maximize market share by offering cost-effective, value added solutions to end-users that meet the current and future market demands of nuclear cardiology.

Our Products and Key Components

The Company offers a range of products and services for nuclear imaging community which are discussed below.

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

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron intends to couple an Sr-82/Rb-82 generator with Attrius sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius®).

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

The primary isotope to be produced is Sr-82, which is currently in short supply world-wide and is only produced in the U.S. by the Department of Energy (“DOE”) National Laboratories.

FINANCIAL SOLUTIONS

Positron intends to provide customers with a variety of innovative risk mitigating financing programs, which are designed to minimize any barriers of entry, thus accelerating the expansion of cardiac PET and further securing Positron’s position in the market.

Major developments and milestones achieved by Positron Corporation during 2013 include:

•	Executed a Know-How and License Agreement with the Institute of Nuclear Research (INR) of Troitsk, Russia, for the rubidium metal and "loop" technologies for Sr-82 production. Such technologies improve quality, significantly increase yield and decrease waste. Positron has exclusive rights to implement these technologies in North America.

•	Positron and iThemba LABS (South Africa) entered into radioisotope supply agreement.

•	Positron began processing Sr-82 from third party irradiators iThemba Labs, U.S.DOE and Arronax.

•	Positron has been approved as a qualified supplier of API grade Sr-82 for Jubilant DraxImage.

•	Positron introduced next generation PosiRx Pharmacy Automation System.

•	Positron Radioiotope Facility received ISO 9001.

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

In myocardial perfusion imaging, PET has been proven to be superior in sensitivity and specificity when compared to SPECT, the more commonly utilized modality. Cardiac PET scans, with Rubidium-82 Chloride (Rb-82) or Nitrogen- 13 Ammonia (N-13), result in a lower patient radiation exposure and is capable of performing superior quantitative measurements such as coronary flow reserve. Cardiac PET imaging has been shown to provide a 50% reduction in invasive coronary arteriography and coronary artery bypass grafting, leading to a 30% costs savings and improved clinical outcomes, when compared to SPECT (M.E. Merhige, M.D., et al., Journal Nuclear Medicine 2007; 48: 1069-1076).

SPECT IMAGING MODALITY

SPECT is a comparatively old technology in a market that is mature if not oversaturated, with more than 85% of cameras purchased as replacements (Nuclear Medicine Market Outlook Report, IMV, 2011). 31% of all SPECT and SPECT/CT cameras in the U.S., or approximately 4,100, are dedicated cardiac cameras.

According to market research company BIO-TECH Systems, Inc. (The U.S. Market for SPECT and PET Radiopharmaceuticals, Report #360), in 2012, total sales of SPECT radiopharmaceuticals were $719 million, among which, per our estimate, sales of major cardiac SPECT radiopharmaceuticals, Cardiolite, Myoview and sestamibi, were approximately $575 million. BIO-TECH expects that sales of SPECT radiopharmaceuticals will be $1.7 billion by 2021, due primarily to new products for imaging cancer entering the market. We expect cardiac SPECT radiopharmaceuticals may rise to $620-650 million and be effectively flat thereafter.

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

The cardiac PET equipment market is much smaller than SPECT but has seen significant (25-30%) annual growth during the last decade and is expected to continue its expansion at 20% average annual growth during the next five years. According to Bracco Diagnostics, there were approximately 170 dedicated cardiac PET/PET/CT scanners in the U.S. in 2012.

For many years, a major constraint for the cardiac PET market has been a high cost of PET and PET/CT. Positron Corporation has managed to reduce the buyers’ barrier to entry by bringing to the market the Attrius® - the only cardiac dedicated PET system in the world. All other manufacturers (GE, Philips, Siemens) offer PET/CT systems at a 200% - 300% higher price but comparable performance of cardiac studies. In 2010 and 2011, Positron’s share in sales of dedicated cardiac PET scanners was 14% and 17%, respectively. While we expect this share to grow significantly in the next several years, Positron’s sales since 2011 have been negatively impacted by the shortage of Rb-82 and Sr-82. This impact was a result of an unscheduled maintenance of the United States Department of Energy (DOE) accelerator producing Sr-82, a pre-cursor to Rb-82, and by a voluntary recall of Sr-82/Rb-82 generators by Bracco Diagnostics for additional testing. Though delivery of Bracco's generators to existing clients was restored in 2013, generators for new clients were not available, which made sales of Attrius® impossible. We believe that situation may change rapidly in 2014 upon market entry of the DraxImage generator, once FDA approved.

Another issue is that the increasing demand for Sr-82 which is used as a parent isotope for production of Rb-82 in Sr-82/Rb-82 generators is beginning to outpace supply. Until recently, the U.S. Department of Energy had been the only entity in the United States capable of providing this material. Positron has registered its DMF with the FDA and has begun production of API grade strontium-82 through its subsidiary, MIT.

Positron has been working to secure the supply of Sr-82 and to enter the fast growing market of PET radiopharmaceuticals. Positron seeks to build, own and operate a 70 MeV high-energy cyclotron that can produce enough Sr-82 to supply Sr-82/Rb-82 generators to current and future Positron customers, optimally, customers with the Attrius® PET scanners. The cyclotron project is an expensive and lengthy project; however, if completed, it may eliminate a potential limiting factor in cardiac PET market growth.

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

Competitive Strengths

We believe that our Company has the following competitive strengths:

•	Well Known Name Among Cardiologists. The high count-rate capability and sensitivity of Positron’s PET systems result in excellent diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

•	The Only PET System on the Market. All major PET manufacturers have discontinued manufacturing of stand-alone PET systems, offering very expensive PET combined with Computerized Tomography (PET/CT) instead. In cardiac applications, the Positron’s Attrius® provides image quality comparable to PET/CT at significantly lower price. It also significantly reduces radiation exposure compared to PET/CT and even SPECT. A small footprint and affordable price makes it ideal for imaging clinics and hospitals.

•	Cardiac Specific Software. The Attrius® provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software.

•	Unique Automated Radiopharmaceutical System. Positron’s PosiRx® is a radiopharmaceutical system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. The PosiRx® system provides unprecedented “unit dose” flexibility to imaging providers at the touch of a button, 24/7. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx® integrates features that increase productivity while decreasing exposure and costs.

•	The only commercial entity in the U.S. with a registered Drug Master File (DMF) for producing Active Pharmaceutical Ingredient (API) grade Sr-82.

•	Unique Knowledge and Expertise in Sr-82 Production. The Company, through its wholly owned subsidiary MIT, is the only commercial resource in the United States with practical knowledge and experience in all stages of Sr-82 production.

•	The Only Commercial Facility for refurbishment of Sr-82/Rb-82 generators in the U.S. MIT’s current facility in Lubbock, Texas has the capacity to provide critical services necessary for the refurbishment of spent Sr-82/Rb-82 generators.

•	Currently, the Only Commercial Source of Sr-82 in the U.S. Using patented methods; MIT can recycle Sr-82 from spent Sr-82/Rb-82 generators at its facility in Lubbock, Texas, and process Sr-82 from foreign sources.

•	Value-Added Offering of Complimentary Products to Customers. The addition of complementary products, such as PET imaging systems, clinical and support services, radiopharmaceutical dispensing systems, radiopharmaceuticals and radioisotopes enhances the value of the offering to Positron’s customers, providing them a total solution in nuclear cardiology.

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

Though PET/CT has been commercially accepted, the need for the CT technology in myocardial perfusion imaging can be debated, due to the potential of increased radiation exposure to the patient. PET/CT, compared to PET, only has a larger capital acquisition cost, more room required and more expensive ongoing service expense. Significant limitations of cardiac PET/CT are respiratory motion and metallic artifacts, which can result in artifactual PET defects in up to 40% of patients scanned, and these defects are moderate to severe in 23%. (J Nucl Med. 2007 Jul;48(7):1112-21) Interest in PET by cardiologists has increased significantly since 2009 boosted by preferable reimbursement rates and shortage of Tc-99m, a major cardiac SPECT radiopharmaceutical. Positron Corporation has been exploiting this rise of the demand by cardiologists and the lack of the supply of affordable PET systems on the market by offering its cardiac specific, standalone Attrius® PET.

Currently radiopharmaceutical delivery is dominated by Cardinal Health (160 nuclear pharmacies and 26 cyclotron-based PET radiopharmaceutical manufacturing facilities), PETnet Solutions, a fully owned subsidiary of Siemens Medical Solutions USA (52 radiopharmacies and distribution centers), Triad Isotopes (63 radiopharmacies after acquiring a Covidien’s network and 6 cyclotrons), and GE healthcare (31 radiopharmacies). There are also approximately 73 independent radiopharmacies and 70 institutional radiopharmacies (affiliated with major medical schools).

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

Centers for Medicare & Medicaid Services (CMS) released their 2014 Medicare Physician Fee Schedule, which outlines the payment rates for medical services paid to private physicians in the outpatient office setting. This fee schedule stated that Myocardial PET perfusion imaging was increased to $1,310.60 per study. The Medicare Physician Fee Schedule also states that Cardiovascular SPECT reimbursement for outpatient cardiology practices billing under CPT codes has been increased to $1,153.62.

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

Joint Venture with Neusoft Medical Systems Co., Ltd.

On June 30, 2005, the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, in the People's Republic of China ("Neusoft"). Pursuant to the Joint Venture Contract the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the “JV Company”), to engage in the manufacturing of PET and CT/PET medical imaging equipment. Neusoft's aggregate contribution to the capital of the JV Company was 67.5% of the total registered capital of the Company, or US$1,350,000, and the Company's aggregate contribution consisted of cash in the amount of $250,000 and a technology license valued at $400,000. Positron has transferred to the JV Company certain of its PET technology. During 2008-2009, as a result of additional capital contributions by Neusoft, the Company’s share in JV Company decreased to 1%.

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

Research and Development

The Company’s research and development expenses were approximately $564,000 and $940,000 for the years 2013 and 2012, respectively. The research and development activities have been focused on development of radiopharmaceutical delivery systems and regulatory and quality systems compliance required to offer radiopharmaceuticals, radiochemicals and radioisotopes into the marketplace. We continue to improve and/or customize our radiopharmaceutical equipment to fit it to new products and meet unique user requirements. There have been significant resources allocated in the initial start up, preparation, licensure and regulatory compliance of the Company’s radiopharmaceutical manufacturing and radioisotope production facilities. We are also developing additional software and hardware for our PET and PET/CT scanner for additional functions that enhance performance and diagnostic efficacy and also in preparation for new cardiac radiopharmaceuticals that are in a pipeline of a major radiopharmaceutical manufacturer. These research and development activities are costly and critical to the Company’s ability to maintain, develop and improve its “state of the art” products. The Company’s inability to conduct such activities in the future may have a material adverse effect on the Company’s business as a whole.

Patent, Trademarks and Royalty Arrangements

The Company has three (3) patents covering the solid-state quantum photodetector technology and configuration of imaging apparatus and systems, one (1) U.S. patents pertaining to gamma cameras, and one (1) patent for PET radiopharmaceuticals infusion and shielding device. The Company has one (1) patent and one (1) patent pending pertaining to specific features of the Company’s automated radiopharmaceutical system.

As of December 31, 2013, we hold trademark registrations in the United States for the following marks: Positron®, Attrius®, PosiRx®, PosiStar®, Tech-Assist® and Pulse CDC™."

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

Employees

As of December 31, 2013, the Company employed twenty-two (22) full-time employees. None of the Company’s employees are represented by a union.

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

Item 1A. Risk Factors

Risk Associated with Business Activities

History of Losses. To date, the Company has been unable to sell its products in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2013, the Company had a net loss of approximately $7,104,000 compared to a net loss of approximately $7,955,000 during 2012. At December 31, 2013, the Company had an accumulated deficit of approximately $123,432,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the limited number of products that have been sold in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company’s independent auditors for the year ended December 31, 2013 expressed doubt as to the Company’s ability to continue as a going concern. The Company will need to obtain additional capital and increase product sales to become profitable.

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

Working Capital. The Company had cash and cash equivalents of approximately $1,744,000 at December 31, 2013. The Company utilized $2,520,000 proceeds from issuance of convertible debt and securities, and $2,285,000 proceeds from non-interest bearing advances to fund operating activities during the year ended December 31, 2013. The Company had accounts payable and accrued liabilities of approximately $1,401,000 and a negative working capital of approximately $12,084,000. The Company believes that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

On April 19, 2010, the Company entered into a lease agreement (the “Lease”) for PET parts and service and Clinical and Technical Cardiovascular PET Training Institute. The amount of leased space at this location in Niagara, New York is approximately 3,125 square feet at a monthly rental of $1,600.

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

On December 5, 2011, MIT entered into an operating lease with a third party for space for warehousing at a building in Lubbock, Texas. The Company was required to make payments of $1,475 each month from December 1, 2011 through December 1, 2012. The lease continues on a month to month basis.

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

In May, 2013, the Company was served with a First Amended Complaint in an action commenced against its CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the CEO, reconveyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The action is currently in the discovery stage.

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

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2013 and 2012, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2013		2012
	High	Low	High	Low
First Quarter	$0.01	$0.01	$0.02	$0.01
Second Quarter	$0.01	$0.01	$0.02	$0.01
Third Quarter	$0.01	$0.01	$0.01	$0.01
Fourth Quarter	$0.01	$0.01	$0.01	$0.01

Holders

There were approximately 4,059 shareholders of common stock as of March 31, 2014.

Dividends

Dividends payable to common shareholders, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Description of Securities

Number of Authorized and Outstanding Shares. The Company's Certificate of Formation, as amended, authorizes the issuance of 3,000,000,000 shares of common stock, $0.01 par value per share (the “Common Stock”), of which 1,452,548,262 shares were outstanding on December 31, 2013. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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

Description of Preferred Stock

The Company’s Certificate of Formation, as amended, authorizes the issuance of 20,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. The Board of Directors has designated the following series of preferred stock:

(i) 7,900,000 shares of Series A 8% Convertible Redeemable Preferred Stock (“Series A”), of which 447,652 shares are outstanding. Holders of the Series A have no voting rights but may vote on a converted basis on any matter requiring shareholder vote. The Series A is senior to the Company’s Common Stock in liquidation. While the Series A is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series A may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company’s Common Stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

(ii) 9,000,000 shares of Series B Preferred Stock (“Series B”), of which 3,056,487 shares are outstanding. Holders of the Series B are entitled to 1 votes per share on all matters requiring shareholder vote. Each share of Series B, $1.00 par value, is convertible into 1 shares of the Company’s Common Stock. The Series B is senior to the Company’s Common Stock and junior in priority to the Company’s Series A in liquidation. While the Series B is outstanding, no Common Stock dividends may be paid or declared by the Company. The Series B may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.

(iii) 100,000 shares of Series S Convertible Preferred Stock (“Series S”), of which 100,000 shares are outstanding. Holders of the Series S are entitled to 10,000 votes per share on all matters requiring shareholder vote. Each share of Series S, $1.00 par value per share, is convertible into 100 shares of the Company’s Common Stock, subject to adjustment. The Series S is senior to the Company’s Common Stock and junior in priority to the Company’s Series A and Series B in liquidation. While Series S is outstanding, no Common Stock dividends may be paid or declared by the Company.

(iv) 15,000,000 shares of Series H Junior Convertible Preferred Stock (“Series H”), of which 12,500,000 are outstanding. Holders of the Series Have entitled to 200 votes per share and all matter holders of Common Stock at the rate of the number of Series H shares being converted multiplied by $0.10 and divided by seventy percent (70%) of the daily weighted average of three trading days prior to such conversion. The Series H rank junior as to dividends and the distribution of assets of the Company to the Common Stock, the Series A, the Series B and the Series S.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2013, 2012 and 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

2013

On December 6, 2013, the Company issued a Convertible Debenture in the amount of $2,500,000, due on December 31, 2014, without interest and convertible into shares of the Company’s Common Stock at the rate of the daily weighted volume average price of the three trading days prior to a conversion, multiplied by 0.55.

On November 7, 2013, Patrick Rooney, the Company’s Chairman and Chief Executive Officer, converted previously made advances in the amount of $500,000 into 5,000,000 shares of Series H Junior Convertible Preferred Stock (the “Series H Preferred Stock”).

On April 11, 2013, the Company accepted subscriptions from Patrick Rooney, its Chairman and Chief Executive Officer, and Corey N. Conn, its Chief Financial Officer in the amounts of $500,000 and $250,000 respectively for an aggregate investment of $750,000. In consideration of these subscriptions, the Company issued 7,500,000 shares of its newly created Series H Junior Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”).

On April 12, 2013, the Company issued 621,000 shares of common stock for consulting services. On the date of the issuance, the common stock had a fair market value of $0.008 per share.

2012

On October 31, 2012, the Company issued two convertible debentures to Patrick Rooney, its Chairman and Chief Executive Officer and Corey Conn Chief Financial Officer, in the amount of $1,600,000. In Connection with this subscription, on November 13, 2012, the Company issued Mr. Rooney warrants to purchase 37,500,000 shares of common stock and Mr. Conn warrants to purchase 10,500,000 shares of common stock all at the exercise price of $0.01 per share.

On September 10, 2012, the Company converted obligations totaling $35,605 into 10,000,000 shares of Common Stock. Of these shares, 6,666,667 shares were payable as of September 30, 2012 and were issued in October 2012.

On August 31, 2012, the Company converted 1,888,836 shares of Series B Convertible Preferred Stock into 118,883,629 shares of Common Stock. Also on August 31, the Company issued 2,000,000 shares to an investor who had purchased shares during the three months ended June 30, 2012 and which were included in stock payable as of June 30, 2012.

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

On May 29, 2012, the Company converted 231,190 shares of Series B Convertible Preferred Stock into 23,119,000 shares of Common Stock. The Company issued 18,181,181 , shares of Common Stock for repayment of related party convertible debt.

On May 21, 2012, the Company converted 73,226 shares of Series B Convertible Preferred Stock into 7,322,636 shares of Common Stock. The Company also accepted subscriptions in the amount of $130,000 and issued 15,000,000 shares of Common Stock. In connection with these issuances, the Company issued 13,000,000 warrants to investors to purchase Common Stock of the Company, which will expire on December 31, 2014. In addition, the Company issued 175,000 shares of Common Stock to a vendor on May 21, 2012 for services rendered valued at $2,000.

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

On January 19, 2012, the Company converted 1,923,223 shares of Series B Convertible Preferred Stock into 192,322,258 shares of Common Stock. Also on January 19, 2012, the Company accepted subscriptions in the amount of $100,000 and issued 27,000,000 shares of Common Stock. Additionally, the Company issued 10,000,000 warrants to investors to purchase Common Stock of the Company, which will expire on December 31, 2014, and extended the expiration dates of 30,000,000 warrants which had expired to December 31, 2014. Furthermore, on January 19, 2012, the Company issued 5,000,000 shares in connection with the acquisition of MIT and 76,261 shares of Common Stock were issued for royalties. On January 19, 2012, the Company issued 25,000,000 shares of Common Stock and a convertible debenture due on December 31, 2014, with interest at the rate of 8%, to a related party as the purchase price for the office space previously leased by the Company. In addition, the Company issued 35,000,000 warrants, which entitle the related party to purchase shares of the Company’s common stock of the Company, which will expire on December 31, 2014.

On January 9, 2012, the Company issued 1,400,000 shares to a vendor for services.

2011

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

Overview

Positron Corporation is a nuclear medicine healthcare company specializing in the field of cardiac Positron Emission Tomography (PET) imaging. Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD)

Positron’s products and services enable healthcare providers to more accurately diagnose disease and improve patient outcomes, while practicing cost effective medicine. Positron is the only company that will provide an economical, end-to-end solution for PET myocardial perfusion imaging through complementary product integration of PET imaging systems, radiopharmaceuticals, and radioisotopes.

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

Positron is the only commercial resource in the U.S. with practical knowledge and experience in all stages of Sr-82 production and generator lifecycle management. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from strontium received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all domestic and foreign irradiated source suppliers, requesting increases in production schedules from third party suppliers, and by recycling expired generators. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the world’s largest commercial high-energy/high-current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall. Securing and delivering a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products.

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

In myocardial perfusion imaging, PET has been proven to be superior in sensitivity and specificity when compared to SPECT, the more commonly utilized modality. Cardiac PET scans, with Rb-82 Chloride or Nitrogen-13 Ammonia (N-13), result in a lower patient radiation exposure and is capable of performing superior quantitative measurements such as coronary flow reserve. Cardiac PET imaging has been shown to provide a 50% reduction in invasive coronary arteriography and coronary artery bypass grafting, leading to a 30% costs savings and improved clinical outcomes, when compared to SPECT (M.E. Merhige, M.D., et al. Journal Nuclear Medicine 2007; 48:1069-1076).

The cardiac PET equipment market is much smaller than SPECT, but has seen significant annual growth of 30% during the last decade. According to Bracco Diagnostics, there were approximately 160 dedicated cardiac PET & PET/CT scanners performing nuclear cardiology within the U.S. in 2012, a tenfold increase since 2006.

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

70 MeV Cyclotron Project

Pursuing a strategy of complementary product integration, Positron seeks to build and operate a high-energy cyclotron facility used primarily for the production of medical diagnostic imaging and radiotherapy isotopes. The proposed 70MeV cyclotron is unique and capable of producing isotopes that are not available, or have very limited availability, from other commercial sources in the United States.

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

Results of Operations

Consolidated results of operations for the years ending December 31, 2013 and 2012 include Positron and its wholly-owned subsidiaries: Positron Isotope Corporation (“PIC”) and Manhattan Isotope Technology LLC (“MIT”), since its acquisition on January 17, 2012.

Revenues - Revenues for the year ended December 31, 2013 were approximately $1,630,000 as compared to $2,801,000 for the year ended December 31, 2012. There were no PET systems sold during the year ended December 31, 2013 as compared to $1,142,000 in 2012, which accounted for the significant decrease in revenues. Sales of PET systems during 2013 have been negatively impacted by the shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to the voluntary recall of their Rb-82 generator and limited production capacity or supply of the parent isotope Sr-82.

Costs of Sales - Costs of sales for the year ended December 31, 2013 were approximately $1,206,000 compared to $1,972,000 for the year ended December 31, 2012. Costs were lower in 2012 principally due to the lower sales of the PET systems.

Operating Expenses - The Company’s operating expenses were approximately $3,762,000 for the year ended December 31, 2013 compared to $5,551,000 for the year ended December 31, 2012.

General and administrative expenses during the year ended December 31, 2013 were $2,779,000 as compared to $4,326,000 for the year ended December 31, 2012. The company recorded $1,494,000 in stock based compensation in 2012, compared to $656,000 in 2013.

Research and development costs for the year ended December 31, 2013 were approximately $564,000 compared to $940,000 for the year ended December 31, 2012. Research and development costs included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx® development. In addition, the Company has incurred research and development costs related to its planned radiopharmaceutical facility in preparation for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.Sales and marketing expense for the years ended December 31, 2013 and 2012 were $419,000 and $285,000, respectively and were lower in 2012 due to the Company’s efforts to limit expenditures during the recall period of the Bracco Diagnostics rubidium generator.

Other Expenses – During the years ended December 31, 2013 and 2012, the Company recorded other expenses of approximately $3,766,000 and $3,233,000, respectively. Other expenses include interest expense, derivative expenses, debt modification expense and other gains and losses.

Interest expense was $2,137,000 and $1,753,000 for the years ended December 31, 2013 and 2012, respectively. $1,910,000 and $1,380,000 of the total interest expense for the years ended December 31, 2013 and 2012, respectively, was related to the accretion of debt discount associated with convertible debt.

Company recorded derivate loss of $665,000 and $726,000, for the years ended December 31, 2013 and 2012, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt and warrant extensions.

During the years ended December 31, 2013 and 2012, the Company recognized expense of $821,000 and $432,000, respectively, on the modification of the terms of the convertible debentures.

During the year ended December 31, 2012, the Company also recorded $18,000 loss on the disposal of property and equipment, $282,000 loss on settlement and other expenses of $22,000. The Company recorded other expenses of $143,000 in 2013 related to foreign exchange adjustments.

Net Loss - For the year ended December 31, 2013, the Company had a net loss approximately of $7,104,000, or $0.00 per share, compared to a net loss of $7,955,000, or $0.01 per share, for the year ended December 31, 2012.

Liquidity and Capital Resources

Since inception, the Company has expended substantial resources on research and development. The Company has sustained substantial losses due to the limited number of systems sold or placed into service each year. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of approximately $123,432,000 at December 31, 2013. The Company will need to increase sales of systems, services, radiopharmaceuticals and radioisotopes and apply the research and development advancements to achieve profitability in the future. Prior to the voluntary recall of Sr-82/Rb-82 generators by Bracco Diagnostics, the Company had experienced an increase in sales with the launch of Attrius® PET system and expected additional increase in revenue through sales of automated radiopharmaceutical systems and recurring revenue from the sale of radiopharmaceuticals and radioisotopes. With an increase in sales, all systems material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

The Company's ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and to continue to raise capital until such time as the Company achieves profitability. To date, management has been successful in raising capital as needed for the continued operations of the Company. There is no guarantee that management will be able to continue to raise needed capital in this fashion.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern. The report of the Company’s independent registered public accountants, which accompanied the financial statements for the year ended December 31, 2013, is qualified with respect to that risk. If the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

At December 31, 2013, the Company had current assets of $2,573,000 and total assets of $3,882,000 compared to December 31, 2012, when current assets were $1,104,000 and total assets were $2,685,000. The Increase in current assets is attributable primarily to the sales of convertible securities of approximately $2,520,000 during December 2013.

Current liabilities at December 31, 2013 were $14,657,000 compared to $8,110,000 at December 31, 2012. At December 31, 2013 and 2012, current liabilities was largely comprised of accounts payable and accrued liabilities, customer deposits, unearned revenue, current portion of notes payable, convertible debt and embedded conversion derivative liabilities. The increase in current liabilities as of December 31, 2013 is largely due to the $2,987,000 increase in the embedded derivative liability associated with the convertible debentures, and increase in the current portion of notes payable of $1,159,000.

Net cash used in operating activities during the year ended December 31, 2013 was $3,046,000 compared to $2,240,000 used in operating activities during the year ended December 31, 2012. The increase is primarily due to an increase in prepaid expenses and other assets caused by a $200,000 deposit to Neusoft to construct Attrius Systems placed during 2013, as well as increased non-cash changes which decreased net loss in 2013.

Net cash used in investing activities was $16,000 for the year ended December 31, 2013 compared to $72,000 for the year ended December 31, 2012, was related primarily to purchases of property and equipment.

Net cash provided by financing activities was $4,563,000 and $2,554,000 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, cash from financing activities was comprised of $2,520,000 proceeds from the issuance of convertible debt, $2,245,000 proceeds from non-interest bearing advances, which were partially offset by repayments of notes payable of $100,000, repayments of convertible debt of $100,000 and repayment of capital lease borrowings of $2,000. During the year ended December 31, 2012, cash from financing activities was comprised of $2,210,000 proceeds from the issuance of convertible securities, $305,000 proceeds from borrowing under notes payable, $65,000 proceeds from non-interest bearing advances, $383,000 proceeds from issuance of common stock, which got partially offset by repayments of notes payable of $324,000 and repayments of non-interest bearing advances of $85,000.

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

Allowance for doubtful accounts

Our allowance for doubtful accounts reflects reserves for customer and other receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $140,800 and $50,000, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO criteria. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such:

Name	Age	Position with the Company
Patrick Rooney	51	Chief Executive Officer and Chairman of the Board
Joseph Oliverio	44	President and Director
Jason Kitten	41	Executive Director of Radioisotopes
Corey Conn	51	Chief Financial Officer, Director
Sachio Okamura	63	Director
Dr. Anthony Nicholls	66	Director

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Patrick Rooney. Mr. Rooney has served as Chairman of the Company since July 26, 2004 and has served as Chief Executive Officer since 2009. Mr. Rooney serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Since March 2003, Mr. Rooney has been the Managing Director of Solaris Management LLC. (“Solaris Management”). On November 18, 2011, the U.S. Securities and Exchange Commission commenced a civil action against Mr. Rooney and Solaris Management, LLC, the General Partner of Solaris Opportunity Fund L.P.(“Solaris”). The action alleges, among other things, Solaris’ investment concentration in Positron was a misuse of Solaris’ funds and that Rooney failed to sufficiently disclose his role in Positron to Solaris’ investors. On December 19, 2013, without admitting or denying the allegations in the complaint, Mr. Rooney entered into a Settlement Consent Judgment in the action and consented to an injunction from future violations certain provisions of the Investment Advisers Act of 1940, the Securities Act of 1933 and the Securities Exchange Act of 1934. Hearings on monetary damages, if any, and/or an officer or director and investment adviser bar are pending. Through 1985-2000, Patrick Rooney and/or Rooney Trading were members of The Chicago Board of Options Exchange, The Chicago Board of Trade and The Chicago Mercantile Exchange. The Company’s Officers and Directors concluded Mr. Rooney’s extensive experience in financing and background in early stage companies make him an ideal candidate to serve on the Board of Directors.

Joseph Oliverio. Mr. Oliverio joined Positron as President and member of the Board of Directors in 2005 and has served as Chief Technical Officer since 2009. Mr. Oliverio was reappointed to serve as Positron’s President in November of 2013. Mr. Oliverio served on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist. Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets. The Company’s Officers and Directors concluded Mr. Oliverio’s extensive clinical and technical PET experience and industry background make him an ideal candidate to serve on the Board of Directors.

Jason Kitten. Jason Kitten is the founder and President of Manhattan Isotope Technology, LLC (MIT), which he founded in 2009 and was acquired by Positron in January of 2012. Mr. Kitten was appointed by the Board of Directors to serve as the Company’s Executive Director of Radioisotopes. Prior thereto, Mr. Kitten worked at the Los Alamos National Laboratory from 1995 to 2010. Mr. Kitten holds a Master of Science degree in Radiopharmaceutical Science and has led projects in production of radioisotopes for medical, industrial, power, and military applications as well as Initiatives for Proliferation Prevention radioisotope projects abroad. The Company’s Officers and Board of Directors concluded Mr. Kitten’s experience and distinguished achievements in the radiopharmaceutical industry made him an ideal candidate to serve as Executive Director of Radioisotopes.

Corey Conn. Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University. The Company’s Officers and Directors concluded Mr. Conn’s extensive experience in financial compliance and operations in early stage companies make him an ideal candidate to serve on the Board of Directors.

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

Dr. Anthony Nicholls. Dr. Nicholls has served as a director since 2005. Dr. Nicholls is an independent consultant with over 30 years’ experience in medical devices and diagnostics research. He has lectured in 45 countries of the world on subjects varying from the rapid diagnosis of Sepsis, Tuberculosis and Aids to vaccine production, environmental responsibility and entrepreneurship. He co-founded FAS Medical Ltd. in 1992, and as CEO, raised (CDN) $6 million, achieved a listing on CDNX and established sales of the company's products in 21 countries. He was employed as CEO of FAS Medical Ltd. from 1992 to 2003. Previously he was CEO of Trinity Biotech PLC and oversaw a successful IPO on NASDAQ. Earlier, Dr. Nicholls held senior management posts with Cambridge Biotech Corp. (Exec. VP), Biotech Research Labs Inc. (Pres. & COO), Fisher Scientific (Senior VP. & Gen. Manager), Ciba Corning Medical (Director, New Technology Development) and Flow General (International Scientific Director). Dr. Nicholls' academic career included seven years as Head of Microbiology and Immunology at the Midhurst Medical Research Institute in Sussex, England, where he published numerous papers on tuberculosis, pneumonia and sepsis. Dr. Nicholls is a graduate of the University of Birmingham School of Medical Sciences and has a Ph.D. in Immunology. The Company’s Officers and Directors concluded Mr. Nicholls extensive experience within the medical industry as a businessman and physician make him an ideal candidate to serve on the Board of Directors.

AUDIT COMMITTEE

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

COMPENSATION COMMITTEE

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

Item 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended December 31, 2013 and 2012. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary (a)	Bonus	Restricted Stock Awards	Option Awards (b)	Nonequity incentive plan	All other compensation	Total

Patrick Rooney,	2013	$150,000	$-	$-	$191,931	$-	$-	$341,931
Chief Executive Officer	2012	$138,640	$-	$-	$161,084	$-	$-	$299,724

Joseph Oliverio,	2013	$156,000	$-	$-	$150,803	$-	$-	$306,803
President	2012	$147,200	$-	$-	$161,084	$-	$-	$308,284

Corey Conn,	2013	$150,000	$-	$-	$150,803	$-	$-	$300,803
Chief Financial Officer	2012	$141,295	$-	$-	$161,084	$-	$-	$302,379

Timothy Gabel, Vice
President Engineering
and Service (a)	2012	$36,801	$-	$-	$-	$-	$-	$36,801

Scott Stiffler,
General Manager of	2013	$58,000	$-	$-	$-	$-	$-	$58,000
Pharmaceutical Automation (b)	2012	$117,031	$-	$-	$201,355	$-	$-	$318,386

Charles Conroy
Business Development	2013	$147,000	$-	$-	$-	$-	$-	$147,000
	2012	$20,192	$-	$-	$98,057	$-	$-	$118,249

Jason Kitten	2013	$148,000	$-	$-	$-	$-	$-	$148,000
Executive Director of Radioisotopes	2012	$117,788	$-	$50,000	$20,136	$-	$27,500	$215,424

(a) Mr. Gabel resigned effective December 31, 2012;

(b) Mr. Stiffler resigned effective June 6, 2013;

(c) Mr. Conroy resigned as COO effective November 12, 2013 and has continued with the Company in a Business Development capacity;

(d) For the year ending December 31, 2012, the Company granted employees options to purchase 177,600,000 shares of common stock at an exercise price of $0.01 per share. Fifty percent of the options vested immediately and the remaining fifty percent vested on January 17, 2013. The options expire on January 17, 2015. The Company granted 20,000,000 stock options to Joseph G. Oliverio, 20,000,000 stock options to Patrick Rooney, 20,000,000 stock options to Corey N. Conn, and 25,000,000 stock options to Scott Stiffler. For the year ending December 31, 2013 stock option awards relate to the extension of options to purchase Series B Preferred Shares. The options were originally scheduled to expire in December 2013 but were extended through December 2014 for current employees.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013.

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	550,000	(1)	-	$1.00	12/31/14	-	-	-	-
Joseph Oliverio	20,000,000		-	$0.01	01/17/15	-	-	-	-
Patrick Rooney	700,000	(1)	-	$1.00	12/31/14	-	-	-	-
Patrick Rooney	20,000,000		-	$0.01	01/17/15	-	-	-	-
Corey Conn	550,000	(1)	-	$1.00	12/31/14	-	-	-	-
Corey Conn	20,000,000		-	$0.01	01/17/15	-	-	-	-
Scott Stiffler	25,000,000		-	$0.01	01/17/15	-	-	-	-
Charles Conroy	20,000,000		-	$0.01	01/17/15	-	-	-	-
Jason Kitten	2,500,000		-	$0.01	01/17/15	-	-	-	-

(1)	- Options were granted for Series B preferred shares.

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)

Series B Preferred Stock Options	2,070,000	$1.00	-
Common Stock	188,100,000	0.01	9,400,000

SUMMARY OF EQUITY COMPENSATION PLANS

Equity-Based Compensation

Key Employee Incentive Compensation

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company's Board of Directors. During 2013, the Company did not pay any bonus pursuant to the incentive compensation plan.

2009 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan ("2009 Plan"), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 100,000 shares of Common Stock have been authorized for issuance under the 2009 Plan. During 2012, 86,000 shares total had been issued under the 2009 Plan. As of December 31, 2013, no shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan ("2010 Plan"), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 500,000 shares of Common Stock have been authorized for issuance under the 2010 Plan. As of December 31, 2012, 400,000 shares in total had been issued under the 2010 Plan.

2012 Equity Incentive Plan

On January 17, 2012, Positron's Board of Directors (the “Board”) adopted the 2012 Equity Incentive Plan ("2012 Plan"). The plan authorizes issuance a total of 2,000,000 options to purchase common stock shares. The purpose of the 2012 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2012 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2012 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 200,000,000 shares of Common Stock have been authorized for issuance under the 2012 Plan. On January 17, 2012, the Company granted certain employees options to purchase 177,600,000 shares of common stock under the 2012 Plan at an exercise price of $0.01 per share. During 2012, 7,000,000 of these options were forfeited. On November 5, 2012, the Company granted additional options to purchase 2,000,000 shares of common stock to a new employee at an exercise price of $0.01 per share. Fifty percent of the January and November 2012 option grants vested immediately on the grant date and the remaining fifty percent vested on January 17, 2013. All the options issued under the plan expire on January 17, 2015. As of December 31, 2013, the Company had a total of 188,100,000 options outstanding.

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

Non-Employee Director Compensation

During the year ended December 31, 2013 and 2012, our Non-Employee Directors received no compensation from the Company. Non-Employee Directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2013 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock.

Name of Beneficial Owner		Title of Class	Beneficial Ownership (a)	Number of Shares Subject to Options, Warrants and Convertible Preferred Stock Exercisable	Percent of Class (b)
Solaris Opportunity Fund, L.P.	(c)	Common	3,300,000	0	40.9%
		Series S Preferred	100,000	1,000,000,000
Imagin Diagnostic Centres, Inc.	(d)	Common	750,000	0	15.3%
		Series B Preferred	2,622,502	262,250,200
Joseph Oliverio	(e)	Common	0	75,000,000	4.9%
Patrick Rooney	(f)	Common	48,181,818	1,213,981,818	47.9%
		Series H Preferred	10,000,000	187,500,000
Corey Conn	(g)	Common	0	85,500,000	7.7%
		Series H Preferred	2,500,000	62,500,000
Sachio Okamura	(h)	Common	0	2,500,000	*
Dr. Anthony Nicholls	(i)	Common	0	1,500,000	*
Jason Kitten	(j)	Common	5,000,000	7,500,000	*
All Directors and Executive Officers as a Group		Common	60,681,818	1,740,663,636	56.5%

* Does not exceed 1% of the referenced class of securities.

(a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b) For each shareholder, the calculation of beneficial ownership is based upon 1,451,927,262 shares of Common Stock outstanding as of September 19, 2013 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. Each share of Series A Preferred Stock converts into one fully paid and non-assessable shares of Common Stock. Each share of Series B Convertible Preferred Stock converts into one hundred (100) shares of Common Stock. Each share of Series H Junior Convertible Preferred Stock Converts into a number of shares of Common Stock equal to the number of shares of Series H Preferred Stock being converted multiplied by $0.10 and divided by the volume weighted average price for the three trading days prior to conversion multiplied by .70. Each share of the Series S Convertible Preferred Stock converts into the number of Series S Preferred shares converted multiplied by Ten Thousand (10,000).

(c) Includes 3,300,000 Common shares owned directly and 1,000,000,000 shares issuable upon full conversion of 100,000 shares of Series S Preferred Stock. The address for Solaris Opportunity Fund, L.P. is 3801 N. Washington St. Oak Brook, Illinois 60523. Patrick Rooney holds voting and dispositive power for Solaris Opportunity Fund, L.P.

(d) Includes 750,000 shares owned directly, and 262,250,200 shares issuable upon full conversion of 2,622,502 shares of Series B Preferred Stock. The address for Imagin Diagnostic Centres, Inc. (“IDC”) is 3014 - 610 Granville St., Vancouver, British Columbia, V6C 3T3, Canada. The Company believes Gregory Pappas, Chief Executive Officer, holds voting and dispositive power for IDC.

(e) Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2013 and 20,000,000 shares of Common Stock options pursuant to 2012 Equity Incentive Plan that are exercisable until January 17, 2015.

(f) Includes 70,000,000 shares of Common Stock issuable upon full conversion of 700,000 Series B shares that may be acquired by Mr. Rooney pursuant to options that are exercisable until December 31, 2013, warrants to purchase 72,500,000 shares of Common Stock at the exercise price of $.01 which expire on December 31, 2013, and 20,000,000 shares of Common Stock options pursuant to 2012 Equity Incentive Plan that are exercisable until January 17, 2015. Also assumes conversion of 10,000,000 shares of Series H Preferred Stock held by Mr. Rooney at the conversion price of $.004 per share. Also includes 1,003,300,000 shares of Common Stock held by or convertible to by Solaris Opportunity fund, L.P. (“Solaris”), over which Mr. Rooney holds voting and dispositive power. Mr. Rooney disavows beneficial ownership over any securities held by Solaris.

(g) Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Conn pursuant to stock options that are exercisable until December 31, 2013, warrants to purchase 10,500,000 shares of Common Stock at the exercise price of $.01 which expire on December 31, 2013, and 20,000,000 shares of Common Stock options pursuant to 2012 Equity Incentive Plan that are exercisable until January 17, 2015. Also assumes the conversion of 2,500,000 shares of Series H Preferred Stock held by Mr. Conn at the conversion price of $.004 per share.

(h) Includes 2,500,000 shares of Common Stock issuable upon full conversion of 25,000 Series B shares that may be acquired by Mr. Okamura pursuant to stock options that are exercisable until December 31, 2013.

(i) Includes 1,500,000 shares of Common Stock issuable upon full conversion of 15,000 Series B shares that may be acquired by Dr. Nicholls pursuant to stock options that are exercisable until December 31, 2013.

(j) Includes 2,500,000 shares of Common Stock that may be acquired by Mr. Kitten pursuant to stock options that are exercisable until January 17, 2015.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

During the fiscal year ending December 31, 2013, the Company accepted the following advances, without interest from related parties: on January 31, 2013 the Company accepted a $250,000 advance from its CEO; on February 27, 2013 the Company accepted a $250,000 advance from its CFO; on March 25, 2013 the Company accepted a $100,000 advance from its CEO; in June 2013 the Company accepted a $185,000 advance from its CEO; on April 4, 2013 the Company accepted a $150,000 advance from its CFO; on May 22, 2013 the Company accepted a $150,000 advance from its CFO; on June 21, 2013 the Company accepted a $100,000 advance from its CFO; on August 16, 2013 the Company accepted a $250,000 advance from its CFO; on August 26, 2013 the Company accepted a $250,000 advance from its CEO and on November 2, 2013 the Company accepted a $100,000 advance from its CEO.

On April 11, 2013, the Company converted certain advances from its CEO and CFO in the amounts of $500,000 and $ 250,000, respectively, into 5,000,000 and 2,500,000 shares of the Company’s Series H Preferred Stock, respectively.

On November 7, 2013, the Company converted certain advances from its CEO in the amount of $500,000, into 5,000,000 shares of the Company’s Series H Preferred Stock.

During 2013, the Company paid $201,000 in deposits to its joint venture partner, Neusoft, for Attrius® Systems.

During the years ended December 31, 2013 and 2012, the Company recognized cost of revenues of approximately $0 and $623,000, respectively, related to the purchase of Attrius® PET systems from Neusoft Positron Medical Systems (“Neusoft”) – the Company’s joint venture partner located in Shenyang, China.

During the twelve months ended December 31, 2012, the Company borrowed from the CEO additional $40,000. All the advances, totaling $60,000, were repaid during 2012 and as of December 31, 2012, the Company did not have an amount due to the Chief Executive Officer.

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from its Chief Executive Officer, Patrick Rooney (CEO or Lender) for corporate and administrative offices since 2010. The Company issued the Chief Executive Officer 250,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $25,000,000, which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 35,000,000 warrants, which entitle the Lender to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The Lender is entitled to convert the accrued interest and principal of the convertible debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. During the twelve months ended December 31, 2012, the Company converted $100,000 of the principal amount of these Convertible Debentures into 18,181,818 shares of Common Stock.

During the year ended December 31, 2012, the Company issued additional convertible debt to its Chief Executive Officer in the amount of $1,320,000. The debt is noninterest bearing and matures on December 31, 2013. In connection with the this debt, the Company issued warrants to purchase 37,500,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share expiring on December 31, 2013. The lender is entitled to convert the accrued interest and principal of the convertible debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

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

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed to the Company for the audits and other services provided by Sassetti LLC, its independent registered public accounting firm for the year ended December 31:

	2013	2012

Audit fees (1)	$79,835	$78,945
Audit-related fees (2)	-	5,200
Tax fees (3)	13,685	10,940
All other fees (4)	-	-

	$93,520	$95,085

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related fees in 2012 consist of fees billed for due diligence and audit procedures related to the acquisition of MIT, including testing of beginning balances.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and tax planning.

(4)	Other fees consist of review of regulatory compliance.

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

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its preapproval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved.

Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.

Item 15. Exhibits

2.1	Securities Exchange Agreement with Solaris Opportunity Fund, L.P. and Imagin Molecular Corporation, dated November 17, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092).

3.1	Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No.33-68722)).

3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

4.2	Statement of Designation Establishing Series A 8% Cumulative Convertible Redeemable Preferred Stock of Positron Corporation, dated February 28, 1996 (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

4.3	Warrant Agreement dated as of June 15, 1999 between Positron Corporation and Gary Brooks (incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.4	Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to Gary H. Brooks (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.5	Warrant Agreement dated as of June 15, 1999 between Positron Corporation and S. Lewis Meyer (incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.6	Stock Purchase Warrant dated as of June 15, 1999 issued by Positron Corporation to S. Lewis Meyer (incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

4.7	Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2012).

4.8	Statement of Designation Establishing Series C Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 21, 2004).

4.9	Statement of Designation Establishing Series D Preferred Stock of Positron Corporation dated May 21, 2004 (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated May 21, 2004).

4.10	Statement of Designation Establishing Series E Preferred Stock of Positron Corporation dated February 28, 2005 (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-KSB dated April 19, 2005).

4.11	Statement of Designation Establishing Series F Preferred Stock of Positron Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 27, 2005).

4.12	Statement of Designation Establishing Series S Convertible Redeemable Preferred Stock of Positron Corporation, dated November 7, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092)).

4.13	2007 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2012).

4.14	Amended to the Statement of Designation Establishing Series H Junior Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 27, 2013).

10.1	Lease Agreement dated as of July 1, 1991, by and between Lincoln National Pension Insurance Company and Positron Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.2	Agreement dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.3	International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.4†	1994 Incentive and Nonstatutory Option Plan (incorporated herein by reference to Exhibit A to Company’s Proxy Statement dated May 2, 1994).†

10.5	Amended and Restated 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

10.6	Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).†

10.7	Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.8	Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.9	Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.10	Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.11	Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.12	Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.13	Consulting Agreement dated February 23, 1995, effective December 15, 1994, by and between Positron Corporation and F. David Rollo, M.D. Ph.D., FACNP.

10.14	Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.15	Consulting Agreement dated as of November 12, 1993, by and between Positron Corporation and OmniMed Corporation (incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.16	Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.17	Letter Agreement dated July 30, 1993 between Positron Corporation and Howard Baker (incorporated herein by reference to Exhibit 10.52 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.18	Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.19	Form of Amended and Restated Registration Rights Agreement dated as of November 3, 1993, by and among Positron and the other signatories thereto (1993 Private Placement) (incorporated herein by reference to Exhibit 10.73 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722).

10.20	Registration Rights Agreement dated as of July 31, 1993, by and among Positron and the other signatories thereto (other than the 1993 Private Placement) (incorporated herein by reference to Exhibit 10.74 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.21	Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.22	Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.23	First Amendment to Amended and Restated Registration Rights Agreement, dated as of November 19, 1993, by and among Positron Corporation and the other signatories thereto (incorporated herein by reference to Exhibit 10.91 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.24	Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.97 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.25	Agreement made and entered into as of October 31, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.98 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.26	Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.100 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.27	Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.28	First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.29	Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-KSB for the year ended December 31, 1996).

10.30	Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-KSB/A for the year ended December 31, 1996).

10.31	Stock Purchase Agreement between Positron Corporation and Imatron, Inc. (incorporated hereby by reference to Annex A to the Company’s Proxy Statement dated December 18, 1998).

10.32	Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.33	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.34	1999 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.64 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.35	1999 Stock Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.36	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).†

10.37	Stock Purchase Warrant dated September 1, 1999 issued by Positron to S. Okamura and Associates, Inc. (incorporated herein by reference to Exhibit 10.67 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.38	Stock Purchase Warrant dated August 18, 1999 issued by Positron to Morris Holdings Ltd. (incorporated herein by reference to Exhibit 10.68 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.39	Stock Purchase Warrant dated January 20, 2000 issued by Positron to Vistula Finance Limited (incorporated herein by reference to Exhibit 10.69 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.40	Loan Agreement with Imatron Inc dated June 29, 2001 (incorporation herein by reference to the Company’s Report on Form 8-K dated July 12, 2001).

10.41	Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2003).

10.42	Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2003).

10.43	Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2003).

10.44	Note Purchase Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 21, 2004).

10.45	Secured Convertible Promissory Note dated May 21, 2004 in the principal amount of $400,000 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated May 21, 2004).

10.46	Form Secured Convertible Promissory Note in the principal amount of $300,000 (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated May 21, 2004).

10.47	Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Note Purchase Agreement) (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated May 21, 2004).

10.48	Loan Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K dated May 21, 2004).

10.49	Security Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (entered into in connection with Loan Agreement) (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 8-K dated May 21, 2004).

10.50	Voting Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 8-K dated May 21, 2004).

10.51	Registration Rights Agreement dated May 21, 2004 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 8-K dated May 21, 2004).

10.52	Note Purchase Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005).

10.53	Secured Convertible Promissory Note dated March 7, 2005 in the principal amount of $200,000 in favor of Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005).

10.54	Security Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005).

10.55	Registration Rights Agreement dated February 28, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005).

10.56	Warrant Purchase Agreement by and among Positron Corporation, Carlos Sao Paulo, Sofia Salema Garcao, Maria Madalena Pimental and José Maria Salema Garçăo dated May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated May 12, 2005).

10.57	Note Purchase Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated June 27, 2005).

10.58	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated June 27, 2005).

10.59	Security Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated June 27, 2005).

10.60	Registration Rights Agreement dated June 27, 2005 between Positron and Solaris Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated June 27, 2005).

10.61	Note Purchase Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 8, 2005).

10.62	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 8, 2005).

10.63	Registration Rights Agreement dated August 8, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 8, 2005).

10.64	Agreement between Gary H. Brooks and Positron Corporation dated September 29, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 29, 2005).

10.65	Note Purchase Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated October 31, 2005).

10.66	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated October 31, 2005).

10.67	Registration Rights Agreement dated October 31, 2005 between Positron and IMAGIN Diagnostic Centres, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated October 31, 2005).

10.68	Joint Venture Contract dated July 30, 2005 between Positron Corporation and Neusoft Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.69	Technologies Contribution Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.70	Software Sub-License Agreement dated September 6, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.71	Trademark License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.72	Corporate Name License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.73	Employment Agreement dated December 27, 2005 between Positron Corporation and Joseph G. Oliverio (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.74	Joseph G. Oliverio Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.75	Joseph G. Oliverio Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.76	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.77	2005 Stock Incentive Plan - Form Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.78	2005 Stock Incentive Plan - Form Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on March 9, 2006).†

10.79	Memorandum of Understanding between Quantum Molecular Pharmaceutical, Inc., Imagin Diagnostic Centres, Inc. and Positron Corporation dated December 28, 2005 (incorporated by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K filed April 5, 2006.

10.80	2006 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on , 2006).

10.81	Statement of Designation Establishing Series G Preferred Stock of Positron Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.82	Form of Series G Unit Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.83	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on March 9, 2006).

10.84	Securities Purchase Agreement dated May 23, 2006 (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on June 1, 2006).

10.85	Callable Secured Convertible Note in favor of AJW Offshore, Ltd dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.86	Callable Secured Convertible Note in favor of AJW Partners, LLC dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.87	Stock Purchase Warrant in favor of AJW Qualified Partners, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.88	Stock Purchase Warrant in favor of AJW Offshore, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.89	Stock Purchase Warrant in favor of New Millennium Capital Partners, II (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.90	Registration Rights Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.91	Security Agreement dated May 23, 2006 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.92	Intellectual property Security Agreement.( incorporated by reference to the Company's Current Report on Form 8-K filed on June 1, 2006).

10.93	Securities Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.94	Purchase Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006.

10.95	Non-Negotiable Promissory Note dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.96	Collateral Pledge Agreement dated January 26, 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2006).

10.97	Promissory Note in favor of Imagin Molecular Corporation, dated April 10, 2008 (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).

10.98	Stock Pledge Agreement with Imagin Molecular Corporation dated April 10, 2008. (incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2008).

10.99	Stock Purchase Agreement with Positron Pharmaceutical Company, Dos Shield Corporation, Nukemed, Inc., Michael Thomas, and John Zehner, dated June 11, 2008 incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.100	Employment Agreement with John Zehner, dated June 6, 2008 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 11, 2008).

10.101	2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-152616)).†

10.102	Promissory Note in favor of Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).

10.103	Addendum to the Stock Pledge Agreement with Imagin Molecular Corporation, dated August 18, 2008 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 19, 2008).

10.104	2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8(File No. 333-162204)).† 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8(File No. 333-165724)).†

10.105	Settlement Agreement and Mutual Release with New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and AJW Partners, LLC, dated July 28, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Form 8-K (File No. 000-24092)).

14.1	Code of Conduct and Ethics.

21*	List of Subsidiaries.

31.1*	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

* Filed herewith

# Furnished herewith

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 31, 2014	By:	/s/ Patrick Rooney
Patrick Rooney
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Corey Conn
Corey Conn
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Joseph Oliverio
Joseph Oliverio
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK ROONEY	Chairman and Chief Executive	March 31, 2014
Patrick Rooney	(Principal Executive Officer)

/s/COREY CONN	Chief Financial Officer and Director	March 31, 2014
Corey Conn	(Principal Financial Officer)

/s/JOSEPH OLIVERIO	President and Director	March 31, 2014
Joseph Oliverio

/s/JASON KITTEN	Executive Director of Radioisotopes	March 31, 2014
Jason Kitten

/s/SACHIO OKAMURA	Director	March 31, 2014
Sachio Okamura

/s/ANTHONY C. NICHOLLS	Director	March 31, 2014
Dr. Anthony Nicholls

POSITRON CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

for the years ended December 31, 2013 and 2012

FINANCIAL STATEMENTS

Sassetti LLC

Certified Public Accountants

The Board of Directors

Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Positron Corporation and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2014

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$1,744	$243
Accounts receivable, less allowance for doubtful accounts of $141 and $50	247	273
Inventories, less reserve of $444 and $457	547	551
Prepaid expenses	35	37
Total current assets	2,573	1,104

Property and equipment, less accumulated depreciation of $504 and $346	1,044	1,170
Intangible assets, less accumulated amortization of $4 and $2	10	358
Other assets	255	53
Total assets	$3,882	$2,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,401	$1,634
Customer deposits	658	746
Unearned revenue	45	58
Advances from related parties	1,035	-
Notes payable – current portion	95	129
Capital lease – current portion	3	-
Convertible debentures, less debt discount of $1,328 and $1,798	4,452	1,562
Embedded conversion derivative liabilities	6,968	3,981
Total current liabilities	14,657	8,110

Notes payable – noncurrent portion	455	560
Capital lease – noncurrent portion	11	-
Contingent earnout payable	-	205
Total liabilities	15,123	8,875

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,056,487 shares issued and outstanding	2,750	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 15,000,000 shares authorized; 12,500,000 shares issued and outstanding in 2013	125	-
Common stock: $0.01 par value; 3,000,000,000 shares authorized; 1,452,548,262 and 1,451,927,262 shares issued and outstanding	14,208	14,203
Additional paid-in capital	94,575	92,795
Other comprehensive income	-	(143)
Accumulated deficit	(123,432)	(116,328)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(11,241)	(6,190)
Total liabilities and stockholders’ deficit	$3,882	$2,685

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012

Sales:	$1,630	$2,801

Costs of sales:	1,206	1,972

Gross profit	424	829

Operating expenses:
General and administrative	2,779	4,326
Research and development	564	940
Selling and marketing	419	285

Total operating expenses	3,762	5,551

Loss from operations	(3,338)	(4,722)

Other income (expense)
Interest expense	(2,137)	(1,753)
Derivative loss	(665)	(726)
Debt modification expense	(821)	(432)
Loss on settlement of accounts payable	-	(282)
Other expense	(143)	(22)
Loss on disposal of property and equipment	-	(18)

Total other income (expense)	(3,766)	(3,233)

Loss before income taxes	(7,104)	(7,955)

Income taxes	-	-

Net loss	(7,104)	(7,955)

Other comprehensive loss
Foreign currency translation adjustments	143	-

Other comprehensive loss	$(6,961)	$(7,955)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	1,452,364	1,265,270

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2011	457,599	$457	7,828,822	$7,521	100,000	$100	19,200	$19	-	$-

Net loss	-	-	-	-	-	-	-	-	-

Conversion of Series A to common stock and adjust	(9,947)	(9)	-	-	-	-	-	-	-	-

Conversion of Series B to common stock	-	-	(4,772,335)	(4,771)	-	-	-	-	-	-

Conversion of Series G to common stock	-	-	-	-	-	-	(19,200)	(19)	-	-

Issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-

Issuance of common stock for investment	-	-	-	-	-	-	-	-	-	-

Allocation of convertible debenture to fair value of warrants	-	-	-	-	-	-	-	-	-	-

Conversion of convertible debenture to Series B	-	-	-	-	-	-	-	-	-	-

Reclassification of embedded conversion derivative liability to APIC upon conversion of convertible debenture	-	-	-	-	-	-	-	-	-	-

Issuance of stock payable	-	-	-	-	-	-	-	-	-	-

Shares issued for note payable	-	-	-	-	-	-	-	-	-	-

Receivable from warrants exercise	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2012	447,652	$448	3,056,487	$2,750	100,000	$100	-	$-	-	$-

Issuance of Series H preferred stock	-	-	-	-	-	-	-	-	12,500,000	125

Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-

Close other comprehensive income	-	-	-	-	-	-	-	-	-	-

Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2013	447,652	$448	3,056,487	$2,750	100,000	$100	-	$-	12,500,000	$125

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Continued)

	Common Stock		Additional Paid- In Capital	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares		Total
	Shares	Amount				Shares	Amount

Balance December 31, 2011	788,327,497	$7,567	$89,999	$(143)	$(108,373)	602	$(15)	$(2,868)

Conversion of Series A to common stock and adjust	16,667	-	9	-	-	-	-	-

Conversion of Series B to common stock	477,233,501	4,772	(1)	-	-	-	-	-

Conversion of Series G to common stock	2,020,000	20	(1)	-	-	-	-	-

Issuance of common stock for cash	38,300,000	383	-	-	-	-	-	383

Issuance of common stock for services	41,165,240	412	30	-	-	-	-	442

Issuance of common stock for investment	30,000,000	300	-	-	-	-	-	300

Allocation of convertible debenture to fair value of warrants	-	-	331	-	-	-	-	331

Reclassification of embedded conversion derivative liability to APIC upon conversion of convertible debenture	-	-	545	-	-	-	-	545

Issuance of stock payable	17,000,000	170	99	-	-	-	-	269

Shares issued for note payable	57,864,357	579	-	-	-	-	-	579

Stock based compensation - stock options	-	-	1,784	-	-	-	-	1,784

Net Loss	-	-	-	-	(7,955)	-	-	(7,955)

Balance December 31, 2012	1,451,927,262	14,203	92,795	$(143)	$(116,328)	602	$(15)	$(6,190)

Issuance of Series H preferred stock	-	-	1,125	-	-	-	-	1,250

Issuance of common stock for services	621,000	5	-	-	-	-	-	5

Close other comprehensive income	-	-	-	143	-	-	-	143

Stock based compensation - stock options	-	-	655	-	-	-	-	655

Net Loss	-	-	-	-	(7,104)	-	-	(7,104)

Balance December 31, 2013	1,452,548,262	$14,208	$94,575	$-	$(123,432)	-	(15)	(11,241)

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,104)	$(7,955)
Adjustment to reconcile net loss to net cash used in operating activities
Allowance for doubtful accounts	91	-
Depreciation and amortization	160	226
Loss on disposal of property and equipment	-	18
Impairment of intangible asset	346	-
Loss on settlement	-	282
Stock based compensation	656	1,784
Derivative losses	665	726
Debt modification expense	821	432
Common stock issued for services	6	442
Contingent earnout	(205)	-
Deferred rent	-	77
Accretion of debt discount	1,970	1,628
Inventory reserve	(13)	-
Other	143	-
Changes in operating assets and liabilities:
Accounts receivable	(65)	339
Inventories	17	190
Prepaid expenses and other assets	(200)	603
Accounts payable, trade and accrued liabilities	(233)	(146)
Customer deposits	(88)	(656)
Unearned revenue	(13)	(230)

Net cash used in operating activities	(3,046)	(2,240)

Cash flows from investing activities:
Purchase of property and equipment	(16)	(73)
Purchase of MIT, net of cash acquired	-	1

Net cash used in investing activities	(16)	(72)

Cash flows from financing activities:
Borrowings under note payable	-	305
Payments on note payable	(100)	(324)
Noninterest bearing advances	2,245	65
Payment of noninterest bearing advances	-	(85)
Payments on capital lease	(2)
Common stock issued	-	383
Proceeds from convertible debt	2,520	2,210
Payments on convertible debt	(100)	-

Net cash provided by financing activities	4,563	2,554

Net increase (decrease) in cash and cash equivalents	1,501	242

Cash and cash equivalents, beginning of period	243	1

Cash and cash equivalents, end of period	$1,744	$243

Supplemental cash flow information:
Interest paid	$39	$32
Income taxes paid	$-	$-
Non-cash disclosures
Conversion of Series A preferred stock to common stock	$-	$16
Conversion of Series B preferred stock to common stock	$-	$4,771
Conversion of Series G preferred stock to common stock	$-	$19
Issuance of 17,000,000 common stock owed	$-	$269
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$3,695	$2,460
Issuance of common stock, warrants, and convertible debentures for purchase of building from related party	$-	$500
Conversion of Convertible Debenture to common stock	$-	$578
Conversion of embedded derivative liability to paid - in capital	$-	$545
Property and equipment additions financed	$-	$50
Equipment under capital lease	$16	$-
Noncash consideration for MIT acquisition (see Note 4)	$-	$255
Conversion of advances to series H preferred stock	$1,125	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Positron Isotopes Corporation (PIC) was formed to investigate the possibility of building a cyclotron.

Principles of Consolidation

For the years ended December 31, 2013 and 2012, the financial statements include the transactions of Positron Corporation and its wholly-owned subsidiaries, MIT, Positron Pharmaceuticals Company and PIC. All intercompany transactions have been eliminated.

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

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems ("Neusoft"). Both the Company and the joint venture's other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft's board. The Company currently accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2013 and 2012 based on prior losses of Neusoft.

Concentrations of Credit Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances.

During the twelve months ended December 31, 2013, no one customer accounted for more than 10% of sales and a separate customer accounted for 80% of accounts receivable. During the twelve months ended December 31, 2012, one customer accounted for 26% of sales and a separate customer accounted for 70% of accounts receivable.

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

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill was tested as of December 31, 2013 at which time the Company determined that the carrying value of goodwill was impaired. Impairment loss of $346,000 was recognized during the year ended December 31, 2013.

The impairment tests performed at December 31, 2013 and 2012 were based on a discounted cash flow model using management’s business plan projection for expected cash flows. As noted above, it was determined goodwill was fully impaired at December 31, 2013. As of December 31, 2012, no impairment was indicated. Goodwill as of December 31, 2013 and 2012 was $0 and $346,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated for financial statement purposes using the straight-line over estimated useful lives below:

Estimated life, years
Buildings	39
Furniture and fixtures	5-7
Leasehold improvements	1-3
Computer equipment	3-5
Research equipment	7
Machinery and equipment	3-5

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

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2013 and 2012 (in thousands):

	Level 1	Level 2	Level 3

Embedded conversion derivative liability:
December 31, 2013	$-	$-	$6,968

December 31, 2012	$-	$-	$3,981

The following table reconciles, for the year ended December 31, 2013 and 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2011	$1,238
Fair value of embedded conversion derivative liabilities at issuance	2,129
Reductions in fair value due to conversion of Convertible Debentures into common stock	(544)
Debt modification expense	432
Loss on fair value adjustments to embedded conversion derivative liabilities	726
Balance of embedded conversion derivative liability as of December 31, 2012	$3,981
Fair value of embedded conversion derivative liabilities at issuance	1,501
Debt modification expense	821
Loss on fair value adjustments to embedded conversion derivative liabilities	665
Balance of embedded conversion derivative liabilities at December 31, 2013	$6,968

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

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2013	December 31, 2012
Market value of stock on measurement date	$0.0048	$0.0085
Risk-free interest rate	0.11%	0.15%
Dividend yield	0%	0%
Volatility factor	200%	141%
Term	1 year	1 year

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

The Company valued the embedded derivative conversion using Black-Scholes method. The debt discount attributable to the warrants issued with convertible debentures during the years December 31, 2013 and 2012 was $0 and $331,000, respectively. The debt discount attributable to the embedded conversion derivative liability at issuance during the years ended December 31, 2013 and 2012 was $1,500,000 and $2,129,000, respectively.

At December 31, 2013, convertible notes totaled $5,780,000 of which $1,328,000 was attributable to the discount on debt. These notes originally were set to mature on December 31, 2013 but were extended under existing terms through December 31, 2014 or were presented for conversion subsequent to year end.

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

The Company’s federal and state tax forms for the years ending December 31, 2010, 2011 and 2012 are subject to examination by the IRS or other taxing authorities, generally for three years after they are filed.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income relates to foreign currency translation adjustments associated with transactions denominated in foreign currency. The balance of accumulated other comprehensive income as of December 31, 2012 was $143,000. During the year ended December 31, 2013 the entire balance was reclassified to net income.

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

The Company typically provides a one-year parts and labor warranty to purchasers of equipment. A portion of revenue recorded upon the sale of a new machine is allocated to the warranty provided. At the time of sale, the Company records deferred revenue in the amount of revenue allocated to the warranty which is amortized over a one-year period.

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

Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Stock options, warrants and other dilutive securities are not included in the computation of the weighted average number of shares outstanding for dilutive net loss per common share during each of the periods presented in the Statement of Operations and Comprehensive Income, as the effect would be antidilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	GOING CONCERN

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. Due to the limited number of products sold each year, revenues have fluctuated significantly from year to year and has not sold quantities that are sufficient to be operationally profitable. The Company had an accumulated deficit of $123,432,000 and a stockholders’ deficit of $11,241,000 at December 31, 2013. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company utilized $2,520,000 proceeds from issuance of convertible debt, $2,285,000 proceeds from non-interest bearing advances, and proceeds from borrowings under capital lease to fund operating activities during the year ended December 31, 2013. The Company had cash and cash equivalents of $1,744,000 at December 31, 2013, accounts payable and accrued liabilities of $1,401,000 and a negative working capital of $12,084,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At December 31, 2013, the Company evaluated the cashflow projections included in the contingent consideration and determined that there was a decrease in the fair value of the contingent consideration and impairment of goodwill. The net effect of the adjustment is a decrease in general and administrative expenses of $141,000.

4.	OTHER ASSETS

Other assets at December 31, 2013, consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $54,000 in operating lease deposits. Other assets at December 31, 2012, consisted of $53,000 in operating lease deposits.

5.	INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Finished systems	$24	$310
Raw materials and service parts	927	698
Work in progress	40	-
	991	1,008
Less: Reserve for obsolete inventory	(444)	(457)
	$547	$551

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of December 31, 2013 and December 31, 2012.

6.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Buildings	$500	$500
Furniture and fixtures	88	75
Leasehold improvements	72	72
Computer equipment	62	60
Research equipment	667	667
Machinery and equipment	158	142
	1,547	1,516
Less: Accumulated depreciation	(503)	(346)
	$1,044	$1,170

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2013 and, 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Trade accounts payable	$849	$1,127
Accrued royalties	87	87
Accrued interest	278	154
Sales taxes payable	89	78
Accrued compensation	70	80
Other accrued expenses	28	108

Total	$1,401	$1,634

8.	CUSTOMER DEPOSITS

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract. Customer deposits at December 31, 2013 and 2012, were $658,000 and $746,000, respectively. Included in customer deposits at December 31, 2013 and 2012 were deposits of approximately $658,000 and $669,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

Also, included in customer deposits at December 31, 2012 are $77,000 deposits on two Attrius® systems.

Our customer sales contracts require our customers to pay the Company 30% upon signing the contract, 60% upon notification to ship, and the remaining 10% after customer acceptance.

9.	CONVERTIBLE DEBENTURES

Convertible Debentures 2012

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from a related party for corporate and administrative offices (see Note 17). As a part of the price consideration, the Company issued the related party a convertible debenture in the principal amount of $250,000, which shall be due on December 31, 2013 and bears interest at 8% per year payable quarterly in cash. In addition, the Company issued warrants (“Warrants”) to the related party to purchase 25,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $0.01 per share and expiring on December 31, 2013. The related party is entitled to convert the accrued interest and principal of the convertible debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. During the period ended December 31, 2012, the Company has converted $100,000 of the principal amount of the debt into 18,181,818 shares of common stock and recorded loss on debt settlement of $44,661.

During the twelve months ended December 31, 2012, the Company issued additional of $2,210,000 of convertible debt with maturity date December 31, 2013, of which $460,000 bears 8% interest and $1,750,000 is non-interest bearing. $510,000 of the convertible debt was issued to unrelated parties, and $1,700,000 to related parties. In connection with the issuances the Company issued warrants (“Warrants”) to purchase 68,500,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share and expiring on December 31, 2013. The lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

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

Convertible Debentures 2013

In December 2013, the Company issued $2,520,000 of convertible debentures “(Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. On December 9, 2013, one of the Investors agreed to convert $1,000,000 of his outstanding debt, pending authorization and/or issuance of additional shares of common stock. As of December 9, 2013, there were not enough shares available to convert.

Initial Accounting

Under the initial accounting, the Company separated the Convertible Debentures instrument into debt and the embedded conversion derivative liability. The Company allocated the proceeds to the embedded conversion derivative liability. The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debentures, which resulted in a debt discount of $1,500,000. The debt is accreted to interest expense over the life of the Convertible Debentures.

The following is a summary of the proceeds from the issuance of the Convertible Debentures and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$2,520

Allocation of proceeds to embedded conversion derivative liability	(1,500)

Convertible debentures as of December 31, 2013

As of December 31, 2013, the holders of the convertible debentures issued in 2012 agreed to extend those issuances through December 31, 2014. The related Warrants were also extended through December 31, 2014. Approximately $821,000 in expense was recorded for the year ended December 31, 2013 related to modification of the Warrants.

As of December 31, 2013, convertible debt totaled $5,780,000, of which $1,328,000 was attributable to the discount on debt. These notes originally were set to mature on December 31, 2013 but were extended under existing terms through December 31, 2014 or were presented for conversion subsequent to year end.

During the years ended December 31, 2013 and 2012, the Company recognized interest expense related to Convertible Debentures of $1,970,000 and $1,628,000, respectively. As of December 31, 2013 and December 31, 2012, accrued interest on Convertible Debentures was $277,542 and $148,741 respectively. Convertible Debentures outstanding as of December 31, 2013 and 2012 were as follows (in thousands):

December 31, 2013	Unrelated parties	Related parties	Total

Convertible debentures- face value	$4,030	$1,750	$5,780
Debt discount	(1,328)	0	(1,328)
Total convertible debentures	2702	1,750	$4,452
Less current portion	(2702)	(1,750)	(4,452)
Long term portion	$-	$-	$-

December 31, 2012	Unrelated parties	Related parties	Total

Convertible debentures- face value	$1,510	$1,850	$3,360
Debt discount	(350)	(1,448)	(1,798)
Total current convertible debentures	$1,160	$402	$1,562

Subsequent to year end, various holders of debt issued in 2012 and 2013 agreed to convert their convertible debt pending authorization of additional common stock at a specific price based on the weighted average close price of the three days prior to the conversion. A total of $2,220,000 have been presented for conversion effective January 2014. Of the $2,220,000, $1,120,000 was debt held by unrelated parties and $1,100,000 was debt held by related parties.

10.	NOTES PAYABLE AND ADVANCES FROM RELATED PARTIES

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, with an extended maturity of April 2015. The note renews annually. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at December 31, 2013 and 2012. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest expense related to the promissory note recorded during the years ended December 31, 2013 and 2012 was $35,000. The outstanding principal amount and accrued interest as of December 31, 2013, was approximately, $550,000 and $3,000, respectively. The outstanding principal and accrued interest as of December 31, 2012 was approximately $649,000 and $3,000, respectively.

During the twelve months ended December 31, 2013, the Company received $2,285,000 in short term notes from their CEO and CFO to help fund operations. The notes are unsecured and non-interest bearing. As of December 31, 2013, $1,250,000 of the notes/advances were converted to preferred shares (see note 17). The total outstanding notes/advances at December 31, 2013 were $1,035,000.

From time to time, the company receives advances from unrelated parties. These advances are unsecured, bear interest at 8% and there are no specific repayment terms. During the twelve months ended December 31, 2012, the Company received advances and made repayments of these advances in the amounts of $305,000 and $265,000, respectively. During the year ended December 31, 2012, the Company recorded interest expense related to the advances of $1,600. As of December 31, 2013, and 2012 the amounts due to the unrelated parties were $0 and $40,000, respectively.

Future maturities of the advances and notes payable are as follows:

Debt maturities as of	December 31,
2014	$1,130,000

2015	455,000

11.	NOTES PAYABLE – CAPITAL LEASE

The Company has entered into a capital leases for equipment at interest rates of 7.25%, payable through 2018. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the nine months December 31, 2013 and December 31, 2012 was $16,300 and $0, respectively, with accumulated depreciation of $1,165 and $0, respectively. Depreciation expense for this equipment for the years ended December 31, 2013 and December 31, 2012 was $1,165 and $0, respectively.

Future minimum lease payments and the present value of the payments are as follows:

Debt maturities as of	December 31,
2014	$4,000
2015	4,000
2016	4,000
2017	4,000
2018 and thereafter	1,000
17,000
Less: amounts representing interest	(3,000)
Present value	14,000
Less: current portion	(3,000)
Note payable Capital Lease – noncurrent portion	$11,000

12.	STOCKHOLDERS’ EQUITY

2013

On April 12, 2013, the Company issued 621,000 shares of common stock for consulting services. On the date of the issuance, the common stock had a fair market value of $0.008 per share. The Company recorded consulting fee expense of $5,000 for the issuance of the shares.

On April 11, 2013, the Company accepted subscriptions from Patrick Rooney, its Chairman and Chief Executive Officer, and Corey Conn, its Chief Financial Officer and converted certain advances (see note 17) in the amounts of $500,000 and $250,000 respectively for an aggregate investment of $750,000. In consideration of these subscriptions, the Company issued 7,500,000 shares of its newly created Series H Junior Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”). In November 2013, the Company accepted a subscription from Patrick G Rooney, Chairman and CEO to convert additional advances in the amount of $500,000 for 5,000,000 shares of Series H Preferred Stock. The Series H Preferred Stock ranks junior to dividends and distributions of the Company’s assets upon liquidation to all previously-issued shares of the Company’s capital stock and is not entitled to receive interest or dividends. The Series H Preferred Stock is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by the Original Issuance Price of $0.10 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock shall be entitled to two hundred (200) votes per share of Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

In May 2013 the Board of Directors, subject to the approval of the shareholders of the Company, authorized an amendment to the Company's Certificate of Incorporation in order to effect a reverse split of the Company's common stock in a ratio of 1 for 100 (the "Reverse Split"), reduce the number of shares of capital stock from 3,020,000,000 to 520,000,000 of which 500,000,000 shares will be common stock and 20,000,000 shares will be preferred stock, each par value $0.0001 per share. The shareholders also approved the conversion of the Company to a Delaware corporation. These actions are not effective.

2012

On January 4, 2012, the Company increased the number of the Company’s authorized shares of capital stock from 810,000,000 shares to 3,020,000,000 of which 3,000,000,000 shares were classified as common stock par value $0.01 per share (“Common Stock”) and 20,000,000 shares were classified as preferred stock par value $1.00 per share (“Preferred Stock”). Additionally on January 4, 2012, the Company accepted subscriptions in the amount of $150,000 and issued 15,000,000 shares of Common Stock. In connection with these Common Stock issuances, the Company also issued 15,000,000 warrants to purchase Common Stock of the Company, which will expire on December 31, 2013 and extended the expiration date of 20,000,000 warrants which had expired to December 31, 2013.

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

In January 2010 the Company granted certain employees options to purchase 2,500,000 shares of Series B Preferred stock at an exercise price of $1.00 per share (the “Preferred Options”.) The options vest immediately and have a term of three years. Accordingly, in January 2010 the Company recorded compensation expense of $2,500,000 for the Preferred Option grants. At December 31, 2013, 430,000 of these options expired and 2,070,000 were extended for one year. The Company recorded compensation expense of $567,567 for the extended Preferred Option grants. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	1
Risk free rate of return	11%
Dividend yield	0
Expected volatility	200%

A summary of Series B Preferred stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price

Balance at December 31, 2012	2,500,000	$1.00
Issued	-	-
Expired/forfeited	(430,000)	1.00
Exercised	-	-
Balance at December 31, 2013	2,070,000	$1.00
Exercisable, December 31, 2013	2,070,000	$1.00

On January 17, 2012, Positron's Board of Directors (the “Board”) adopted the 2012 Equity Incentive Plan ("2012 Plan"), authorizing issuance of 200,000,000 stock options to purchase shares of the Company’s common stock.

On January 17, 2012, the Company granted certain employees options to purchase 177,600,000 shares of common stock under the plan at an exercise price of $0.01 per share (“January Issuance”). Fifty (50) percent of the options vested immediately on the grant date with the remaining fifty (50) percent vesting on January 17, 2013. The Company recorded a total expense of approximately $1,735,000 related to these options during the year ended December 31, 2012 and recorded an additional $39,000 for these stock options in the first quarter of 2013. During the year ended December 31, 2012, options to purchase 7,000,000 shares of stock were forfeited and a total of 170,600,000 options from the January issuance were outstanding as of December 31, 2012. At December 31, 2012, the remaining weighted average contractual term of these options was 2.05 years. The intrinsic value of these options on the grant date was $187,600 as the closing stock price on the grant date was $0.011. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

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

A summary of common stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price
Issued in 2012	197,600,000	$0.01
Forfeited	(7,000,000)	0.01
Balance at December 31, 2012	190,600,000	$0.01
Forfeited	(2,500,000)	$0.01
Exercised	-	-
Balance at December 31, 2013	188,100,000	$0.01
Exercisable, December 31, 2013	188,100,000	$0.01

Warrants

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2011	183,583,338	$0.01-0.15	$0.05
Warrants exercised	-	-	-
Warrants expired	(134,583,338)	$0.01-0.03	$0.03
Warrants issued with common and Series B Preferred stock in private placement	114,850,000	$0.01	$0.01
Warrants issued with convertible debentures and notes payable	103,500,000	$0.01	$0.01
Balance at December 31, 2012	267,350,000	$0.01-0.15	$0.03
Warrants exercised	-	-	-
Warrants expired	(144,850,000)	$0.01-0.15	$0.02
Warrants issued with convertible debentures and notes payable	-	$-	$-
Balance at December 31, 2013	122,500,000	$0.01-0.02	$0.01

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2013 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
4,000,000	(a)	-	$0.02
118,500,000	(b)	1.00	$0.01

(a) Warrants expire six months after the date on which a registration statement is filed and accepted by the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant.

(b) Warrants were originally set to expire on December 31, 2013, but were extended by the Company through December 31, 2014.

13.	PREFERRED STOCK

The Company’s Certificate of Formation, as amended, authorizes the issuance of 20,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. The Board of Directors has designated the following series of preferred stock

Series A Preferred Stock

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

As of December 31, 2013 and 2012, there were 447,652 shares of Series A Preferred Stock outstanding, respectively.

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

As of December 31, 2013 and 2012, 3,056,487 shares of Series B Preferred Stock were outstanding, respectively.

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

As of December 31, 2013 and 2012, there are no shares of Series G Preferred Stock outstanding.

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

As of December 31, 2013 and 2012, 100,000 shares of Series S Convertible Preferred Stock were outstanding.

Series H Preferred Stock

As of December 31, 2013, the Company has 15,000,000 shares of Series H Preferred Stock authorized for issuance at par value of $0.01 per share. The Series H Preferred Stock rank junior to dividends and distributions of the Company’s assets upon liquidation to all previously-issued shares of capital stock of the Company and is not entitled to receive interest or dividends. The Series H Preferred Stock is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by the Original Issuance Price of $0.10 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock is entitled to two hundred (200) votes per share of Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

As of December 31, 2013 and 2012, 12,500,000 and 0 shares of Series H Preferred Stock were outstanding, respectively.

14.	OTHER EXPENSES

During the years ended December 31, 2013 and 2012, the Company recorded other expenses of approximately $3,766,000 and $3,233,000, respectively. Other expenses include interest expense, derivative expenses and other gains and losses.

Interest expense was $2,137,000 and $1,753,000 for the years ended December 31, 2013 and 2012, respectively. $1,910,000 and $1,628,000 of the total interest expense for the years ended December 31, 2013 and 2012, respectively, was related to the accretion of debt discount associated with convertible debt.

For the years ended December 31, 2013 and 2012, the Company recorded losses of approximately $665,000 and $726,000, respectively, on fair value adjustments to embedded conversion derivative liability associated with the convertible debt. Debt modification expense was $821,000 and $432,000 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2012, the Company also recorded $18,000 loss on the disposal of property and equipment, $282,000 loss on settlement and other expenses of $22,000. During the year ended December 31, 2013 the Company recorded other expenses of $143,000, which is made up of foreign currency translation losses reclassified out of accumulated other comprehensive income.

15.	LOSS PER SHARE

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the twelve months ended December 31, 2013 and 2012, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Numerator
Basic and diluted loss	$(7,104)	$(7,955)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,452,364	1,265,270

Basic and diluted loss per common share	$(0.00)	$(0.01)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	Year Ended December 31,
	2013	2012
Convertible Series A preferred stock	448	448
Convertible Series B preferred stock	305,648	305,648
Convertible Series G preferred stock	-	100
Convertible Series S preferred stock	1,000,000	1,000,000
Convertible Series H preferred stock	482,625	-
Stock warrants	122,500	267,350
Convertible debt	2,693,553	722,910
Common stock options	188,100	190,600
Series B preferred stock options	207,000	250,000

16.	INCOME TAXES

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2013, the Company had domestic net operating loss (“NOL”) carryforwards for income tax purposes of approximately $55,340,000 which expire in 2013 through 2033. Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carry forwards to reduce future taxable income and related tax liabilities.

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

The composition of deferred tax assets and the related tax effects at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:

Domestic net operating losses	$18,816	$19,529
Stock option compensation	223	606
Book/tax differences in fixed assets	27	32
Accrued liabilities and reserves	327	272
	19,393	20,439
Valuation allowance	(19,393)	(20,439)
	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	2013		2012
	Amount	%	Amount	%
Benefit for income taxes at federal statutory rate	$2,415	34%	$2,704	34%
Derivative losses	(226)	(3)	(596)	(7)
Discount amortization and other	(949)	(13)	(565)	(7)
Change in rates and other	(2,286)	(32)	21	-
Change in valuation allowance	1,046	14	(1,564)	(20)
	$-	-%	$-	-%

17.	401(k) PLAN

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan allows for the Company to make discretionary contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement. The Company made no contributions in 2013 and 2012. The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were made by the Company in 2013 or 2012.

18.	RELATED PARTY TRANSACTIONS

2013

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

During June 2013 the Company accepted a non-interest bearing $185,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 4, 2013 the Company accepted a non-interest bearing $150,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 11, 2013, the Company converted certain advances from its CEO and CFO in the amounts of $ 500,000 and $ 250,000, respectively, into Series H preferred shares (see note 15).

On May 22, 2013 the Company accepted a non-interest bearing $150,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On June 21, 2013 the Company accepted a non-interest bearing $100,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On August 16, 2013 the Company accepted a non-interest bearing $250,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On August 26, 2013 the Company accepted a non-interest bearing $250,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On November 2, 2013 the Company accepted a non-interest bearing $100,000 advance from its CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On November 7, 2013, the Company converted certain advances from its CEO in the amount of $500,000, into Series H preferred shares (see note 15).

During 2013, the Company paid $201,000 in deposits to the joint venture partner, Neusoft, for Attrius® Systems.

On January 3, 2014 the related party debt holders agreed to convert certain convertible debt issued in 2012. The CEO and CFO agreed to convert a portion of their outstanding debt in the amount of $1,000,000 and $300,000, respectively, pending reverse split authorization and/or approval of additional authorized shares. Remaining convertible debt originally due December 31, 2013 due to the CEO and CFO in the amount of $400,000 and $50,000, respectively, was extended through December 31, 2014. Warrants associated with this debt issued in 2012 were also extended through December 31, 2014.

2012

On January 12, 2012, the Company acquired a building in Westmont, Illinois, which the Company previously leased from its Chief Executive Officer (Lender or Related Party) for corporate and administrative offices since 2010. The Company issued the Chief Executive Officer 25,000,000 shares of common stock, which were valued at approximately $250,000 and a convertible debenture of $250,000, which shall be due on December 31, 2013 and bear interest at 8% per year payable quarterly in cash. In addition, the Company issued 35,000,000 warrants (“Warrants”), which entitle the Related Party to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $0.01 per share and expiring on December 31, 2013. The Lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. During the twelve months ended December 31, 2012, the Company issued 18,181,818 shares of Common Stock for repayment of $100,000 of these Convertible Debentures. During the year ended December 31, 2012, the Company expensed $77,000 of deferred rent.

During the year ended December 31, 2012, the Company recognized cost of revenues of approximately $623,000 related to the purchase of Attrius® PET Systems from Neusoft, the joint venture partner.

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

During September and December 2012, the Company issued two non-interest bearing convertible debentures totaling $380,000 to it Chief Financial Officer (“Lender” or “CFO”). In connection with this debt, the Company issued to the CFO warrants to purchase 10,500,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share expiring on December 31, 2013. The Lender is entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. These debentures are noninterest bearing. As of December 31, 2012, the Company all of the $380,000 debt was outstanding.

In September of 2012, the Company received an unsecured advance of $25,000 from a related party, which accrues interest at 8% per annum. This note was fully repaid as of December 31, 2012.

19.	COMMITMENTS AND CONTINGENCIES

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

Total rent expense for the years ended December 31, 2013 and 2012 was $84,011 and $69,512, respectively.

Future minimum rental commitments under non-cancellable facilities operating leases as of December 31, 2013 are as follows:

Year Ending December 31,
2014	$72,444
2015	63,444
2016	58,157

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

In May, 2013, the Company was served with a First Amended Complaint in an action commenced against related its CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the CEO, reconveyed. The CEO and the principal shareholder have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The action is currently in the discovery stage.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands)

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net Sales	$371	$432	$351	$476
Gross profit (loss)	125	14	121	164
Net loss	(1,201)	(1,088)	(1,390)	(3,425)
Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic and diluted shares	1,451,927	1,452,425	1,452,548	1,452,548

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net Sales	$829	$1,224	$370	$378
Gross profit (loss)	359	331	106	33
Net loss	(2,962)	(1,235)	(1,568)	(2,190)
Net (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic and diluted shares	970,887	1,256,915	1,360,107	1,451,140

21.	SEGMENTS

We have aggregated our operations into two reportable segments based upon product lines, manufacturing processes, marketing and management of our businesses: medical equipment and radiopharmaceuticals.  Our business segments operate in the nuclear medicine industry. The Company’s medical equipment segment is currently generating all revenues and the majority of all expenses as the radiopharmaceuticals segment is still in the development and regulatory approval phase.

We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Corporate assets consist primarily of cash but also include plant and equipment associated with our headquarters. These items (and income and expenses related to these items) are allocated to the segments. Unallocated income/expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income and certain expenses which are not considered related to either segment, but are instead considered general corporate expenses.

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Total Sales:
Medical equipment	$1,630	$2,789
Radiopharmaceuticals	-	12
Total sales	$1,630	$2,801

Operating loss:
Medical equipment	$(2,486)	$(3,690)
Radiopharmaceuticals	(862)	(1,026)
Unallocated	-	(6)
Total operating loss	$(3,338)	$(4,722)

Total Assets:
Medical equipment	$3,373	$1,739
Radiopharmaceuticals	509	945
Unallocated	-	1
Total assets	$3,882	$2,685

21.	SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The management of the Company has determined the following:

The Company issued an aggregate of $320,000 of convertible notes to unrelated parties in February and March 2014. As with the Company’s other, recent sales of convertible notes, the notes are convertible into shares of the Company’s Common Stock at a rate equal to the daily volume weighted average price of the three trading days prior to a conversion, mulitiplied by 0.55.

