Form 10-Q
period 2014-03-31
POSITRON CORP
filed 2014-05-15
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2014

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.0001 per share outstanding as of May 15, 2014: 3,720,072,702

POSITRON CORPORATION

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,178	$1,744
Accounts receivable, less allowance for doubtful accounts of $141	248	247
Inventories, less reserve of $444	470	547
Prepaid expenses	35	35
Total current assets	1,931	2,573

Property and equipment, less accumulated depreciation of $393 and $346	1,011	1,044
Intangible assets	9	10
Other assets	255	255
Total assets	$3,206	$3,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$1,089	$1,401
Customer deposits	658	658
Unearned revenue	24	45
Advances from related parties	870	1,035
Notes payable – current portion	529	98
Convertible debentures, less debt discount of $1,267 and $1,328	1,613	4,452
Embedded conversion derivative liabilities	3,621	6,968
Total current liabilities	8,404	14,657

Notes payable – noncurrent portion	11	466
Common stock payable	6,893	-
Total liabilities	15,308	15,123

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,056,487 shares issued and outstanding	2,750	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 100,000 shares issued and outstanding	100	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 15,000,000 shares authorized; 12,500,000 shares issued and outstanding	125	125
Common stock: $0.01 par value; 3,000,000,000 shares authorized; 1,452,548,262 shares issued and outstanding	14,208	14,208
Additional paid-in capital	94,575	94,575
Accumulated deficit	(124,293)	(123,432)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(12,102)	(11,241)
Total liabilities and stockholders’ deficit	$3,206	$3,882

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2014	March 31, 2013

Sales:	$456	$371

Costs of sales:	428	246

Gross profit	28	125

Operating expenses:
General and administrative	565	567
Research and development	102	228
Selling and marketing	46	99

Total operating expenses	713	894

Loss from operations	(685)	(769)

Other income (expense)
Interest expense	(396)	(493)
Derivative gain	220	61

Total other income (expense)	(176)	(432)

Loss before income taxes	(861)	(1,201)

Income taxes	-	-

Net loss	$(861)	$(1,201)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	1,452,548	1,451,927

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(861)	$(1,201)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36	47
Stock based compensation	-	88
Derivative (gain)	(220)	(61)
Accretion of debt discount	381	450
Changes in operating assets and liabilities:
Accounts receivable	(1)	(19)
Inventories	77	(90)
Prepaid expenses and other assets	-	2
Accounts payable, trade and accrued liabilities	(86)	48
Unearned revenue	(21)	(4)

Net cash used in operating activities	(695)	(740)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(1)

Net cash used in investing activities	(2)	(1)

Cash flows from financing activities:
Payments on note payable	(24)	(62)
Noninterest bearing advances	-	600
Payment of noninterest bearing advances	(165)	-
Proceeds from convertible debt	320	-

Net cash provided by financing activities	131	538

Net decrease in cash and cash equivalents	(566)	(203)

Cash and cash equivalents, beginning of period	1,744	243

Cash and cash equivalents, end of period	$1,178	$40

Supplemental cash flow information:
Conversion of convertible debentures, accrued interest and derivative liability to Common stock payable	$6,893	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in the Form 10-K, have been omitted.

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

For a summary of significant accounting policies (which have not changed from December 31, 2013), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Intangible Assets

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2014, no impairment was recorded.

Debt Discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the embedded conversion derivative liability during the three months ended March 31, 2014 and 2013 was $0 and $0, respectively. The Company recorded the accretion of debt discount of $381,000 and $450,000 during the three months ended March 31, 2014 and 2013, respectively. The total unaccreted debt discount at March 31, 2014 was $1,267,000, compared to $1,328,000 at December 31, 2013.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 (in thousands):

	March 31, 2014	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$3,621	$-	$-	$3,621

The following table reconciles, for the three months ended March 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2013	$6,968
Fair value of embedded conversion derivative liabilities at issuance	320
Gain on fair value adjustments to embedded conversion derivative liability	(220)
Reductions in fair value do to conversion of convertible debentures into common stock payable	(3,447)
Balance of embedded conversion derivative liability at March 31, 2014	$3,621

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $124,293,000 and a stockholders’ deficit of $12,102,000 at March 31, 2014. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $1,178,000 at March 31, 2014. At the same date, the Company had accounts payable and accrued liabilities of $1,089,000 at March 31, 2014, and a negative working capital of $6,473,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	Other Assets

Other assets at March 31, 2014 and December 31, 2013 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $54,000 in operating lease deposits.

5.	Inventories

Inventories at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished systems	$13	$24
Raw materials and service parts	826	927
Work in progress	75	40
	914	991
Less: Reserve for obsolete inventory	(444)	(444)
	$470	$547

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of March 31, 2014 and December 31, 2013.

6.	Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Buildings	$500	$500
Furniture and fixtures	88	88
Leasehold improvements	72	72
Computer equipment	64	62
Research equipment	667	667
Machinery and equipment	158	158
	1,549	1,547
Less: Accumulated depreciation	(538)	(503)
	$1,011	$1,044

7	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts payable	$800	$849
Accrued royalties	87	87
Accrued interest	47	278
Sales taxes payable	87	89
Accrued compensation	40	70
Other accrued expenses	28	28

Total	$1,089	$1,401

8.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer. Our customer sales contracts require our customers to pay the Company 30% upon signing the contract, 60% upon notification to ship, and the remaining 10% after customer acceptance. Deposit amounts may vary depending on the contract.  Included in customer deposits at March 31, 2014 and December 31, 2013 were deposits of approximately $658,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  As of the date of this report, there can be no assurance that this customer will fulfill its order for these devices.

9.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	March 31, 2013

Numerator
Basic and diluted loss	$(861)	$(1,201)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	1,452,548	1,451,927

Basic and diluted loss per common share	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2014	March 31, 2013
Convertible Series A preferred stock	448	441
Convertible Series B preferred stock	305,648	305,649
Convertible Series S preferred stock	1,000,000	1,000,000
Convertible Series H preferred stock	482,625	-
Stock warrants	122,500	267,650
Convertible debt	403,470	722,910
Common stock options	188,600	190,600
Series B preferred stock options	207,000	250,000
Common stock payable	1,378,580	-

10.	Convertible Debentures

During the three months ending March 31, 2014, the Company issued $320,000 of convertible debentures “(Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting

Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debentures and embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of issuance. The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debentures, which resulted in a debt discount of $320,000. The debt is accreted to interest expense over the life of the Convertible Debentures.

The following is a summary of the proceeds from the issuance of the Convertible Debentures and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$320

Allocation of proceeds to embedded conversion derivative liability	$320

During the three months ended March 31, 2014 and 2013, the Company recognized $381,000 and $449,000, respectively, of interest expense on the Convertible Debentures.

March 31, 2014

Convertible debentures	$2,880
Debt discount	(1,267)
Net convertible debentures	$1,613

11.	Notes Payable and advances from related parties

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 2015. The note renews annually. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2014. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $7,000 during the three months ended March 31, 2014. The note’s outstanding amount was $426,000 at March 31, 2014.

As of March 31, 2014 and December 31, 2013, the Company had outstanding advances of $870,000 and $1,035,000, respectively. These advances are short term notes from their CEO and CFO to help fund operations. The notes are unsecured and non-interest bearing.

The Company has entered into a capital lease for equipment at an interest rate of 7.25%, payable through 2018. The assets and liabilities under the capital leases are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the three months ended March 31, 2014 and year ended December 31, 2013 was $16,300, respectively, with accumulated depreciation of $1,746 and $1,165, respectively. Depreciation expense for this equipment for the three months ended March 31, 2014 was $600.

Future maturities of notes payable, advances and capital leases are as follows:

March 31,
2015	$1,403,000
2016	4,000
2017	3,000
1,410,000
Less: current portion	(1,399,000)
Note payable – noncurrent portion	$11,000

12.	Stockholders’ Deficit

2014

As of March 31, 2014, the Company had common stock payable of $6,893,000. During the period January 1, 2014 through March 31, 2014, various holders of convertible debt submitted their respective debt for conversion but the shares were not available for issuance due to the lack of authorized shares. The shares were issued in May 2014.

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

For options issued during 2012, fifty (50) percent of the options vested immediately on the grant date with the remaining fifty (50) percent vesting on January 17, 2013. The company recognized compensation expense of $88,000 during the first quarter of 2013.

14.	Related Party Transactions

During the period January 1, 2014 through March 31, 2014, the Company repaid $57,500 to its CEO from previous related advances.

During the period January 1, 2014 through March 31, 2014, the Company repaid $107,500 to its CFO from previous related advances.

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

Litigation

On June 8, 2012, the owner of the radiopharmaceutical manufacturing facility the Company formerly leased in Crown Point, Indiana commenced an action to recover the use of the premises and the remaining rent due under the lease. On November 14, 2012, the owner was awarded a judgment against the Company in the amount of $85,525 plus interest at the rate of 8%. The Company and the owner agreed to monthly payments in the minimum amount of $5,000 until the judgment is paid in its entirety.

In May, 2013, the Company was served with a First Amended Complaint in an action commenced against its CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the CEO, reconveyed. The CEO and the principal shareholder have disputed the basis of the judgment and the Company has denied the allegations in the Complaint. The action is currently in the discovery stage.

16.	Segment Disclosures

We have aggregated our operations into two reportable segments based upon product lines, manufacturing processes, marketing and management of our businesses: medical equipment and radiopharmaceuticals/radioisotopes.  Our business segments operate in the nuclear medicine industry. The Company’s medical equipment segment is currently generating all revenues and the majority of all expenses as the radiopharmaceuticals/radioisotopes segment are still in the development phase.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Total Sales:
Medical equipment	$456	$371
Radiopharmaceuticals/Radioisotopes	-	-
Total sales	$456	$371

Operating Loss:
Medical equipment	$(482)	$(582)
Radiopharmaceuticals/Radioisotopes	(203)	(187)
Unallocated	-	-
Total operating loss	$(685)	$(769)

Total Assets:
Medical equipment	$2,722	$1,629
Radiopharmaceuticals/Radioisotopes	484	914
Unallocated	-	-
Total assets	$3,206	$2,543

17.	Subsequent Events:

Management has evaluated all events that occurred through the date of these financials were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events were required to be disclosed:

During the periods April 1, 2014 through May 13, 2014 the Company repaid $85,000 to its CEO from previous related advances.

During the periods April 1, 2014 through May 13, 2014 the Company repaid $50,000 to its CFO from previous related advances.

On April 17, 2014, the Company effectuated its previously disclosed recapitalization by amending its Certificate of Formation to increase the number of its authorized shares of capital stock to 6,000,000,000 shares of Common Stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company has elected not to pursue its planned domicile change to a Delaware corporation.

In May 2014, the Company issued an aggregate of 2,267,524,440 shares of Common Stock. 2,015,524,440 shares were issued as a result of conversions of convertible promissory notes in the original aggregate amount of $5,629,450, an aggregate of 2,000,000 shares from to the conversion of 20,000 shares the Company’s Series B Convertible Preferred Stock into Common Stock and 250,000,000 shares from the conversion of 25,000 of the Company’s Series S Convertible Redeemable Preferred Stock.

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

Positron Corporation (the “Company” or “Positron”) a nuclear medicine healthcare company specializing in the field of cardiac Positron Emission Tomography (PET) imaging Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD).

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

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron intends to couple an Sr-82/Rb-82 generator with the Attrius sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius®).

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

Positron, through the acquisition of Manhattan Isotope Technology (MIT) in 2012, is the only commercial resource in the U.S. with practical knowledge and experience in all stages of Sr-82 production and generator lifecycle management. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from strontium received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all domestic and foreign irradiated source suppliers, requesting increases in production schedules from third party suppliers, and by recycling expired generators. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the largest commercial high-energy/high-current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall.  Securing and delivering a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products.

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

With the recent growth of cardiac PET imaging, the supply of Sr-82 is quickly moving towards capacity within the next one-three years. Annual demands for medical imaging products, produced by a high-energy cyclotron, are expected to reach $30-35 million over the next few years, with continued growth estimated at 25-30% per year thereafter.

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

The cardiac PET equipment market is much smaller than SPECT, but has seen significant annual growth of 25-30% during the last decade and is expected to continue its expansion at 20% average annual growth during the next five years According to Bracco Diagnostics, there were approximately 170 dedicated cardiac PET & PET/CT scanners performing nuclear cardiology within the U.S. in 2013.

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

Barriers to entry

For many years, one of the major constraints for adoption of this modality had been the high cost of PET and PET/CT scanners. Many practices and hospitals could not justify the cost of a new system for cardiac studies. In 2010, Positron received FDA clearance to market and distribute its dedicated PET system, which is optimized for nuclear cardiology. The Attrius is the only new, cost effective, dedicated PET system available on the market. Other system manufacturers (GE, Philips, Siemens) offer PET/CT cameras, which have a 200%-300% higher purchase price; but comparable performance of cardiac studies.

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

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2014 and 2013

The Company experienced a net loss of $861,000 for the three months ended March 31, 2014 compared to a net loss of $1,201,000 for the three months ended March 31, 2013 The decrease in the current three month period loss as compared to the same period last year is attributed primarily to a decrease in general and administrative expenses due to stock-based compensation and derivative gains/losses.

Revenues - Revenues for the three months ended March 31, 2014 were $456,000 as compared to $371,000 for the three months ended March 31, 2013. Service and parts revenue was $453,000 and $371,000 for the three months ended March 31, 2014 and 2013, respectively. Sales of PET systems during last two years, including the three months ended March 31, 2014, have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended March 31, 2014 and 2013 was $28,000 and $125,000, respectively. Costs were higher during the three months ended March 31, 2014 due to the majority of revenues being service income.

Operating Expenses - Operating expenses for the three months ended March 31, 2014 were $713,000 compared to $894,000 for the three months ended March 31, 2013.

The Company recorded $102,000 in research and development costs during the three months ended March 31, 2014, compared to $228,000 for the three months ended March 31, 2013. Research and development costs for the three months ended March 31, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended March 31, 2014 and 2013 were $46,000 and $99,000, respectively and were lower in 2014 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended March 31, 2014 and 2013 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended March 31, 2014 were $565,000 as compared to $567,000 for the three months ended March 31, 2013.

Other Income (Expenses) - Interest expense was $396,000 for the three months ended March 31, 2014 and includes the $381,000 for the accretion of the convertible debentures discount and $15,000 for interest payable on the debt. Interest expense was $493,000 for the three months ended March 31, 2013 and includes the $450,000 for the accretion of the convertible debentures discount and $43,000 for interest payable on the debt.

During the three months ended March 31, 2014 and 2013, the Company also recorded derivate gain of $220,000 and $61,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Liquidity and Capital Resources

At March 31, 2014, the Company had current assets of $1,931,000 and current liabilities of $8,404,000 compared to December 31, 2013 when the Company had current assets of $2,573,000 and current liabilities of $14,657,000. Total assets at March 31, 2014 were $3,206,000 compared to $3,882,000 at December 31, 2013. Total liabilities were $15,308,000 and $15,123,000 at March 31, 2014 and December 31, 2013, respectively.

Cash and cash equivalents at March 31, 2014 were $1,178,000 compared to $1,744,000 at December 31, 2013. Accounts receivable was $248,000 at March 31, 2014 compared to $247,000 at December 31, 2013.

Current liabilities include accounts payable and accrued expenses of $1,089,000 and $1,401,000 as of March 31, 2014 and December 31, 2013, respectively.

Net cash used in operating activities was $695,000 and $740,000 for the three months ended March 31, 2014 and 2013, respectively.

Net cash used in investing activities were $2,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $131,000 and $538,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2013, was qualified with respect to the ability of the Company to continue as a going concern. If the Company is unable to obtain debt or equity financing to meet its ongoing cash needs, it may have to limit or disregard portions of its business plans

The Company has no material commitments for capital expenditures at this time. The Company has no “off balance sheet” source of liquidity arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s chief executive and financial officer has determined that there is a material weakness in our disclosure controls and procedures.

The material weakness in our disclosure control procedures are as follows:

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

On April 17, 2014, the Company effectuated its previously disclosed recapitalization by amending its Certificate of Formation to increase the number of its authorized shares of capital stock to 6,000,000,000 shares of Common Stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. The Company has elected not to pursue its planned domicile change to a Delaware corporation.

In May 2014, the Company issued an aggregate of 2,267,524,440 shares of Common Stock. 2,015,524,440 shares were issued as a result of conversions of convertible promissory notes in the original aggregate amount of $5,629,450, an aggregate of 2,000,000 shares from to the conversion of 20,000 shares the Company’s Series B Convertible Preferred Stock into Common Stock and 250,000,000 shares from the conversion of 25,000 of the Company’s Series S Convertible Redeemable Preferred Stock.

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

POSITRON CORPORATION

Date: May 15, 2014	/s/ Patrick Rooney
Patrick Rooney
Chief Executive Officer,, Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2014	/s/ Corey Conn
Corey Conn
Chief Financial Officer
(Principal Accounting Officer)

