Form 10-Q
period 2014-06-30
POSITRON CORP
filed 2014-08-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2014

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.0001 per share outstanding as of August 14, 2014: 4,090,694,923

POSITRON CORPORATION

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$374	$1,744
Accounts receivable, less allowance for doubtful accounts of $171 and $141	214	247
Inventories, less reserve of $444	535	547
Prepaid expenses	9	35
Total current assets	1,132	2,573

Property and equipment, less accumulated depreciation of $577 and $503	979	1,044
Intangible assets	9	10
Other assets	219	255
Total assets	$2,339	$3,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$960	$1,401
Customer deposits	-	658
Unearned revenue	24	45
Advances from related parties	665	1,035
Notes payable – current portion	519	98
Convertible debentures, less debt discount of $663 and $1,328	1,896	4,452
Embedded conversion derivative liabilities	2,623	6,968
Total current liabilities	6,687	14,657

Notes payable – noncurrent portion	-	466
Total liabilities	6,687	15,123

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 3,036,487 and 3,056,487 shares issued and outstanding	2,730	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 75,000 and 100,000 shares issued and outstanding	75	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 15,000,000 shares authorized; 0 and 12,500,000 shares issued and outstanding	-	125
Common stock: $0.0001 in 2014 and $0.01 in 2013par value; 6,000,000,000 shares authorized; 4,077,294,923 and 1,452,548,262 shares issued and outstanding	408	14,208
Additional paid-in capital	116,500	94,575
Accumulated deficit	(124,494)	(123,432)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(4,348)	(11,241)
Total liabilities and stockholders’ deficit	$2,339	$3,882

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales:	$355	$432	$811	$803

Costs of sales:	310	418	738	664

Gross profit	45	14	73	139

Operating expenses:
General and administrative	590	446	1,155	1,012
Research and development	120	107	222	335
Selling and marketing	42	119	88	218

Total operating expenses	752	672	1,465	1,565

Loss from operations	(707)	(658)	(1,392)	(1,426)

Other income (expense)
Interest expense	(734)	(491)	(1,130)	(984)
Derivative gain (loss)	518	61	738	123
Other income (expenses)	722	-	722	-

Total other income (expense)	506	(430)	330	(861)

Loss before income taxes	(201)	(1,088)	(1,062)	(2,287)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(201)	$(1,088)	$(1,062)	$(2,287)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	3,452,521	1,452,425	2,458,059	1,452,177

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,062)	$(2,287)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	30	-
Depreciation and amortization	74	80
Stock based compensation	-	88
Derivative (gain)	(738)	(123)
Common stock issued for services	35	5
Accretion of debt discount	1,098	899
Changes in operating assets and liabilities:
Accounts receivable	3	(68)
Inventories	12	54
Prepaid expenses and other assets	62	1
Accounts payable, trade and accrued liabilities	(215)	(38)
Customer deposits	(658)	(42)
Unearned revenue	(21)	(31)

Net cash used in operating activities	(1,380)	(1,462)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(2)

Net cash used in investing activities	(8)	(2)

Cash flows from financing activities:
Payments on note payable	(45)	(94)
Noninterest bearing advances	-	935
Payment of noninterest bearing advances	(370)	-
Series H preferred stock issued	-	750
Proceeds from convertible debt	433	-

Net cash provided by financing activities	18	1,607

Net decrease in cash and cash equivalents	(1,370)	127

Cash and cash equivalents, beginning of period	1,744	243

Cash and cash equivalents, end of period	$374	$370

Supplemental cash flow information:
Conversion of convertible debentures, accrued interest and derivative liability to common stock	$7,920	$-
Conversion of Series B shares to common stock	$20	$-
Conversion of Series S shares to common stock	$25	$-
Conversion of Series H shares to common stock	$125	$-
Equipment under capital lease	$-	$16
Debt discount / increase in derivative liability	$433	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2013), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the period ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in the Form 10-K, have been omitted.

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

Use of Estimates:

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

Debt Discount:

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the embedded conversion derivative liability during the six months ended June 30, 2014 and 2013 was $433,000 and $0, respectively. The Company recorded the accretion of debt discount of $1,098,000 and $899,000 during the six months ended June 30, 2014 and 2013, respectively. The total unaccreted debt discount at June 30, 2014 was $663,000, compared to $1,328,000 at December 31, 2013.

Fair Value of Financial Instruments:

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	June 30, 2014

Embedded conversion derivative liability	$-	$-	$2,623	$2,623

The following table reconciles, for the six months ended June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2013	$6,968
Fair value of embedded conversion derivative liabilities at issuance	433
Gain on fair value adjustments to embedded conversion derivative liability	(738)
Reductions in fair value due to conversion of convertible debentures into common stock	(4,040)
Balance of embedded conversion derivative liability at June 30, 2014	$2,623

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

Revenue Recognition:

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

Recent Accounting Pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Other issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

2.	Going Concern

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $124,494,000 and a stockholders’ deficit of $4,348,000 at June 30, 2014. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $374,000 at June 30, 2014. At June 30, 2014, the Company had accounts payable and accrued liabilities of $960,000 and a negative working capital of $5,555,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Other Assets

Other assets at June 30, 2014 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft Positron Medical Systems for Attrius® systems and $18,000 in operating lease deposits. Other assets at December 31, 2013 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft Positron Medical Systems for Attrius® systems and $54,000 in operating lease deposits.

4.	Inventories

Inventories at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished systems	$13	$24
Raw materials and service parts	764	927
Work in progress	202	40
	979	991
Less: Reserve for obsolete inventory	(444)	(444)
	$535	$547

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of June 30, 2014 and December 31, 2013.

5.	Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Buildings	$500	$500
Furniture and fixtures	88	88
Leasehold improvements	72	72
Computer equipment	70	62
Research equipment	667	667
Machinery and equipment	158	158
	1,555	1,547
Less: Accumulated depreciation	(576)	(503)
	$979	$1,044

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts payable	$745	$849
Accrued royalties	-	87
Accrued interest	54	278
Sales taxes payable	83	89
Accrued compensation	60	70
Other accrued expenses	18	28

Total	$960	$1,401

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at December 31, 2013 were deposits of approximately $658,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  There was no assurance that this customer would fulfill its order for these devices. Management believes it has fulfilled its responsibilities under the contract and based on current status has recorded these deposits in other income for the quarter ended June 30, 2014.

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended June 30, 2014 and 2013, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator
Basic and diluted loss	$(201)	$(1,088)	$(1,062)	$(2,287)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	3,452,521	1,452,425	2,485,059	1,452,177

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2014	December 31, 2013
Convertible Series A preferred stock	448	448
Convertible Series B preferred stock	303,649	424,532
Convertible Series S preferred stock	750,000	1,000,000
Convertible Series H preferred stock	-	482,625
Stock warrants	122,500	208,850
Convertible debt	1,086,101	258,601
Common stock options	188,600	177,600
Series B preferred stock options	207,000	250,000

9.	Convertible Debt

During the six months ending June 30, 2014, the Company issued $433,000 of convertible debentures “(Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

Initial Accounting:

Under the initial accounting, the Company separated the Convertible Debentures instrument into component parts of the Convertible Debentures and embedded conversion derivative liability. The Company estimated the fair value of each component as of the date of issuance. The fair value of the embedded conversion derivative liability exceeded the proceeds from the Convertible Debentures, which resulted in a debt discount of $433,000. The debt is accreted to interest expense over the life of the Convertible Debentures.

The following is a summary of the proceeds from the issuance of the Convertible Debentures and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$433

Allocation of proceeds to embedded conversion derivative liability	$433

During the six months ended June 30, 2014 and 2013, the Company recognized $1,098,000 and $899,000, respectively, of interest expense on the Convertible Debentures. The 2014 amount includes $306,000 of unaccreted discount at the date of certain conversions.

The follow is a summary of Convertible Debt (in thousands):

June 30, 2014

Convertible debentures	$2,559
Debt discount	(663)
Net convertible debentures	$1,896

10.	Notes Payable and Advances from Related Parties

On January 17, 2012, in connection with its acquisition of Manhattan Isotopes Technology LLC (“MIT”) the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 2015. The note renews annually. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2014. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $17,000 during the six months ended June 30, 2014. The note’s outstanding amount was $506,000 at June 30, 2014.

As of June 30, 2014, the Company had outstanding advances of $665,000, from their CEO and CFO to help fund operations. The notes are unsecured and non-interest bearing.

The Company entered into a capital lease for equipment at interest rate of 7.25%, payable through 2018. The assets and liabilities under the capital lease are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital lease at June 30, 2014 and December 31, 2013 was $16,300, respectively, with accumulated depreciation of $1,746 and $1,165, respectively.

Future maturities of notes payable, advances and capital leases are as follows:

June 30,
2015	$1,177,000
2016	4,000
2017	3,000

Note payable – noncurrent portion, advances and capital leases	$1,184,000

11.	Stockholders’ Deficit

On April 16, 2014 the Company increased their authorized common shares by 3,000,000,000 and preferred shares by 50,000,000. Par value decreased from $.01 per share to $.0001 per share.

In April 2014, the Company issued an aggregate of 2,614,746,661 shares of Common Stock. 2,015,524,440 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $5,742,450, and aggregate of 2,000,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 250,000,000 share from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock and 347,222,221 shares from the conversion of 12,500,000 shares of the Company’s Series H Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company issued 10,000,000 shares of common stock for consulting services, valued at $35,000.

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

13.	Related Party Transactions

2014

During the period January 1, 2014 through June 30, 2014, the Company repaid $180,000 to its CEO from related advances.

During the period January 1, 2014 through June 30, 2014, the Company repaid $190,000 to its CFO from related advances.

During the period January 1, 2014 through June 30, 2014, the Company converted convertible notes to its CEO in the amount of $1,000,000 to common stock.

During the period January 1, 2014 through June 30, 2014, the Company converted convertible notes to its CFO in the amount of $300,000 to common stock.

On June 25, 2014, the CEO converted 10,000,000 shares of Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 69,444,444 shares of common stock.

2013

During the period January 1, 2013 through June 30, 2013, the Company accepted various non-interest bearing $865,000 advances from its CEO. At the time, the Company issued no shares or warrants in connection with this transaction.

During the period January 1, 2013 through June 30, 2013, the Company accepted various non-interest bearing $500,000 advances from its CFO. At the time, the Company issued no shares or warrants in connection with this transaction.

On April 11, 2013, the Company converted certain advances from its CEO and CFO in the amounts of $500,000 and $250,000, respectively, into Series H preferred shares.

14.	Commitments

Lease Agreements:

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

Litigation:

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

15.	Segment Disclosures

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total Sales:
Medical equipment	$355	$432	$811	$803
Radiopharmaceuticals	-	-	-	-
Total sales	$355	$412	$811	$803

Operating loss:
Medical equipment	$(547)	$(498)	$(1,028)	$(1,078)
Radiopharmaceuticals	(160)	(160)	(364)	(348)
Unallocated	-	-	-	-
Total operating loss	$(707)	$(658)	$(1,392)	$(1,426)

Total Assets:
Medical equipment			$1,878	$3,373
Radiopharmaceuticals			461	509
Unallocated			-	-
Total Assets			$2,339	$2,685

16.	Subsequent Events

Management has evaluated all events that occurred through the date of these financials were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events were required to be disclosed:

In July 2014, the Company issued 13,400,000 shares of Common Stock upon the conversion and cancelation of 134,000 shares of the Company’s Series B Convertible Preferred Stock.

On August 11, 2014, the Company accepted a subscription from an investor in the amount of $1,000,000 for 333,333,333 shares of Common Stock. These shares have not been issued as of August 14, 2014.

Also on August 11, 2014, the Company’s CEO converted $300,000 of a convertible note in the principal amount of $400,000 into 100,000,000 shares of the Company’s Common Stock. On August 11, 2014, the Company’s CFO converted $50,000 of a convertible note in the principal amount of $50,000 into 16,666,666 shares of the Company’s Common Stock. These shares have not been issued as of August 14, 2014.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forwarding Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”  You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  Readers should carefully review the risk factors disclosed in the Annual Report and other documents filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”).

Investors are also advised to refer to the information in our previous filings with the SEC, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors.  As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.  As used in this report, the terms “Company,” “we,” “our,” and “us” refer to Positron Corporation, a Texas corporation.

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

Positron has further advanced its product portfolio with the addition of Coronary Flow Reserve (CFR) software. The University of Texas Health Science Center at Houston has received FDA approval for the CFR quantification software, to be used with Positron’s Attrius® PET scanner. Positron is licensed to distribute and support this software, a clear differentiator in patient diagnosis.

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

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron intends to couple a Sr-82/Rb-82 generator with the Attrius® sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius®).

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

PosiRx® is the first system of its kind to offer a complete and comprehensive automated solution, creating a more efficient and economical alternative to the current pharmacy per dose model. PosiRx® is targeted for clinics and hospitals with average to high SPECT imaging and pharmaceutical compounding volumes, in the U.S. and abroad. With PosiRx®, Positron intends to exploit possibilities existing in both, PET and SPECT imaging and pharmaceutical markets for both cardiology and oncology.

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

Positron plans to build and operate a commercial high energy/high current cyclotron (70MeV) within the U.S. The proposed facility will be unique in that it will be capable of producing isotopes that are either not available or have very limited availability from other commercial sources in the United States and the world.

The primary isotope to be produced is Sr-82, that is currently in short supply in the world and is produced in the U.S. only by the Department of Energy (“DOE”) National Laboratories.

The Company

Positron, a pioneer in cardiac PET, is well branded in the field of nuclear cardiology. Founded in 1983, Positron has gained significant traction in the industry based on its imaging technology and strong commitment towards advancing cardiac care. Originally a research & development and medical device manufacturing company, Positron has expanded and is evolving into a nuclear healthcare company integrating the key components of the cardiac PET supply chain to provide an end-to-end solution for the cardiac PET market.

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

The primary isotope to be produced is Sr-82, which is currently in short supply worldwide and is produced in the United States only by the U.S. Department of Energy (DOE) National Laboratories in Los Alamos, New Mexico and Brookhaven, New York. Sr-82 is the parent isotope used in the production of Rb-82 generators for PET myocardial perfusion imaging.

With the recent growth of cardiac PET imaging, the supply of Sr-82 is quickly moving towards capacity within the next one-three years. Annual demands for medical imaging products, produced by a high-energy cyclotron, are expected to reach $30-35 million over the next few years, with continued growth estimated at 25-30% per year thereafter.

The DOE lists many isotopes for medical treatment or diagnostics that are in short supply, some of which can be produced in a high-energy commercial accelerator. As such isotopes are developed and advance from R&D to clinical trials to commercial use, these isotopes will further expand their respective markets. Additionally, using secondary targets, a high-energy cyclotron can also produce low-energy isotopes, in conjunction with, the production of high-energy isotopes, generating additional revenue. The revenue potential and diversity inherent in this project is considerable.

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

The cardiac PET equipment market is much smaller than SPECT, but has seen significant annual growth of 25-30% during the last decade and is expected to continue its expansion at 20% average annual growth during the next five years According to Bracco Diagnostics, there were approximately 170 dedicated cardiac PET & PET/CT scanners performing nuclear cardiology within the U.S. in 2014.

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

Although the cardiac PET industry experienced its most challenging years ever, it enabled the Company to aggressively pursue its strategy toward aggregating and integrating the key components critical in securing the cardiac value chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider. PET is the future of nuclear cardiology.

We believe that Positron is the only company with the critical components to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 30, 2014 and 2013

The Company experienced a net loss of $201,000 for the three months ended June 30, 2014 compared to a net loss of $1,088,000 for the three months ended June 30, 2013. The decrease in the loss for the current three month period as compared to the same period last year is attributed primarily to the recognition of certain customer deposits in other income.

Revenues - Revenues for the three months ended June 30, 2014 were $355,000 as compared to $432,000 for the three months ended June 30, 2013. Service and parts revenue was $353,000 and $432,000 for the three months ended June 30, 2014 and 2013, respectively. Sales of PET systems during 2014 and 2103 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended June 30, 2014 and 2013 was $45,000 and $14,000, respectively. Costs were lower during the three months ended June 30, 2014 due to reduced operational expenses.

Operating Expenses - Operating expenses for the three months ended June 30, 2014 were $752,000 compared to $672,000 for the three months ended June 30, 2013.

The Company recorded $120,000 in research and development costs during the three months ended June 30, 2014, compared to $107,000 for the three months ended June 30, 2013. Research and development costs for the three months ended June 30, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx® development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended June 30, 2014 and 2013 were $42,000 and $119,000, respectively and were lower in 2014 due to the Company’s efforts to limit expenditures, primarily related to a reduction in trade shows and salaries.

General and administrative expense during the three months ended June 30, 2014 were $590,000 as compared to $446,000 for the three months ended June 30, 2013, due to an increase in consulting fees.

Other Income (Expenses) - Interest expense was $734,000 for the three months ended June 30, 2014 and includes the $716,000 for the accretion of the convertible debentures discount and $18,000 for interest payable on the debt. Interest expense was $491,000 for the three months ended June 30, 2013 and includes the $449,000 for the accretion of convertible debentures discount and $42,000 for interest on this debt.

During the three months ended June 30, 2014 and 2013, the Company also recorded derivative gain of $518,000 and $61,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the three months ended June 30, 2014, the Company recorded other income of $722,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000 and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the three months ended June 30, 2014, the Company had a net loss of approximately $201,000, or $0.00 per share, compared to a net loss of $1,127,000, or $0.00 per share, for the three months ended June 30, 2013.

Comparison of the Results of Operations for the Six Months ended June 30, 2014 and 2013

The Company experienced a net loss of $1,062,000 for the six months ended June 30, 2014 compared to a net loss of $2,287,000 for the six months ended June 30, 2013.  The decrease in the loss in the current six month period as compared to the same period last year is attributed primarily to the recognition of certain customer deposits in other income.

Revenues - Revenues for the six months ended June 30, 2014 were $811,000 as compared to $803,000 for the six months ended June 30, 2013. Service and parts revenue was $811,000 and $803,000 for the six months ended June 30, 2014 and 2013, respectively. Sales of PET systems during 2014 and 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the six months ended June 30, 2014 and 2013 was $73,000 and $139,000, respectively. Costs were higher during the six months ended June 30, 2014 due to an increase in consulting service expenses.

Operating Expenses - Operating expenses for the six months ended June 30, 2014 were $1,465,000 compared to $1,565,000 for the six months ended June 30, 2013.

The Company recorded $222,000 in research and development costs during the six months ended June 30, 2014, compared to $335,000 for the six months ended June 30, 2013. Research and development costs for the six months ended June 30, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and PosiRx® development. In addition, the Company has research and development costs related to the radioisotope production facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices. Costs were lower due to the completion of a prototype system for customer pilot.

Sales and marketing expenses for the six months ended June 30, 2014 and 2013 were $88,000 and $218,000, respectively and were lower in 2014 due to the Company’s efforts to limit expenditures, primarily related to a reduction in trade shows and salaries.

General and administrative expenses during the six months ended June 30, 2014 were $1,155,000 as compared to $1,012,000 for the six months ended June 30, 2013, due to an increase in consulting fees.

Other Income (Expenses) - Interest expense was $1,130,000 for the six months ended June 30, 2014 and includes the $1,098,000 for the accretion of the convertible debentures discount and $32,000 for interest payable on the debt. Interest expense was $984,000 for the six months ended June 30, 2013 and includes the $899,000 for the accretion of the convertible debentures discount and $85,000 for interest payable on the debt.

During the six months ended June 30, 2014 and 2013, the Company also recorded derivative gains of $738,000 and $123,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the six months ended June 30, 2014, the Company recorded other income of $722,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000 and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the six months ended June 30, 2014, the Company had a net loss of approximately $1,062,000, or $0.00 per share, compared to a net loss of $2,287,000, or $0.00 per share, for the three months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, the Company had current assets of $1,132,000 and current liabilities of $6,687,000 compared to December 31, 2013 when the Company had current assets of $2,573,000 and current liabilities of $14,657,000. Total assets at June 30, 2014 were $2,339,000 compared to $3,882,000 at December 31, 2013. Total liabilities were $6,687,000 and $15,123,000 at June 30, 2014 and December 31, 2013, respectively.

Cash and cash equivalents at June 30, 2014 were $374,000 compared to $1,744,000 at December 31, 2013. Accounts receivable was $214,000 at June 30, 2014 compared to $247,000 at December 31, 2013.

Current liabilities include accounts payable and accrued expenses of $960,000 at June 30, 2014.

Net cash used in operating activities was $1,380,000 and $1,462,000 for the six months ended June 30, 2014 and 2013, respectively

Net cash used in investing activities were $8,000 and $18,000 for the three months ended June 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $18,000 and $1,607,000 for the three months ended June 30, 2014 and 2013, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In May, 2013, the Company was served with a First Amended Complaint in action commenced against its CEO and principal shareholder. The plaintiff in action is seeking to enforce a judgment against the CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the CEO, reconveyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The action is currently in the discovery stage.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company issued an aggregate of 2,614,746,661share of Common Stock. 2,015,524,440 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $5,742,450, and aggregate of 2,000,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 250,000,000 share from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock and 347,222,221 shares from the conversion of 12,500,000 shares of the Company’s Series H Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company issued 10,000,000 shares of common stock for consulting services.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The documents executed in connection with these issuances contain representations to support the Company’s reasonable belief that the investor had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In July 2014, the Company issued 13,400,000 shares of Common Stock upon the conversion and cancelation of 134,000 shares of the Company’s Series B Convertible Preferred Stock.

On August 11, 2014, the Company accepted a subscription from an investor in the amount of $1,000,000 for 333,333,333 shares of Common Stock. These shares were not issued as of August 14, 2014.

Also on August 11, 2014, the Company’s CEO converted $300,000 of a convertible note in the principal amount of $400,000 into 100,000,000 shares of the Company’s Common Stock. On August 11, 2014, the Company’s CFO converted $50,000 of a convertible note in the principal amount of $50,000 into 16,666,666 shares of the Company’s Common Stock. These shares were not issued as of August 14, 2014.

ITEM 6. EXHIBITS

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

POSITRON CORPORATION

Date: August 14, 2014	/s/ Patrick Rooney
Patrick Rooney
Chief Executive Officer,, Chairman of the Board
(principal executive officer)

Date: August 14, 2014	/s/ Corey Conn
Corey Conn
Chief Financial Officer
(principal accounting officer)

