Form 10-Q
period 2014-09-30
POSITRON CORP
filed 2014-11-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2014

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐      No   ☒

The numbers of shares outstanding of common stock, par value $0.001 per share outstanding as of November 14, 2014: 5,584,695,123

POSITRON CORPORATION

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$787	$1,744
Accounts receivable, less allowance for doubtful accounts of $171 and $141	230	247
Inventories, less reserve of $444	408	547
Prepaid expenses	9	35
Total current assets	1,434	2,573

Property and equipment, less accumulated depreciation of $614 and $503	958	1,044
Intangible assets	9	10
Other assets	219	255
Total assets	$2,620	$3,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$917	$1,401
Customer deposits	-	658
Unearned revenue	29	45
Advances from related parties	623	1,035
Notes payable – current portion	494	98
Convertible debentures, less debt discount of $0 and $1,328	460	4,452
Embedded conversion derivative liabilities	517	6,968
Total current liabilities	3,040	14,657

Notes payable – noncurrent portion	-	466
Total liabilities	3,040	15,123

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 272,485 and 3,056,487 shares issued and outstanding	272	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 75,000 and 100,000 shares issued and outstanding	75	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 15,000,000 shares authorized; 0 and 12,500,000 shares issued and outstanding	-	125
Common stock: $0.0001 in 2014 and $0.01 in 2013par value; 6,000,000,000 shares authorized; 4,833,695,123 and 1,452,548,262 shares issued and outstanding	24,941	14,208
Additional paid-in capital	99,789	94,575
Accumulated deficit	(125,930)	(123,432)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(420)	(11,241)
Total liabilities and stockholders’ deficit	$2,620	$3,882

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales:	$396	$351	$1,207	$1,154

Costs of sales:	392	230	1,130	894

Gross profit	4	121	77	260

Operating expenses:
General and administrative	529	610	1,684	1,622
Research and development	126	133	348	468
Selling and marketing	56	114	144	332

Total operating expenses	711	857	2,176	2,422

Loss from operations	(707)	(736)	(2,099)	(2,162)

Other income (expense)
Interest expense	(679)	(492)	(1,809)	(1,476)
Derivative gain (loss)	(54)	(162)	684	(39)
Other income (expenses)	4	-	726	-

Total other income (expense)	(729)	(654)	(399)	(1,515)

Loss before income taxes	(1,436)	(1,390)	(2,498)	(3,677)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(1,436)	$(1,390)	$(2,498)	$(3,677)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	4,365,383	1,452,548	3,092,453	1,452,303

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(2,498)	$(3,677)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	30	-
Depreciation and amortization	112	123
Stock based compensation	-	88
Derivative (gain) loss	(684)	39
Common stock issued for services	140	5
Accretion of debt discount	1,761	1,349
Changes in operating assets and liabilities:
Accounts receivable	(13)	60
Inventories	139	10
Prepaid expenses and other assets	62	1
Accounts payable, trade and accrued liabilities	(258)	(33)
Customer deposits	(658)	(77)
Unearned revenue	(16)	(13)

Net cash used in operating activities	(1,883)	(2,099)

Cash flows from investing activities:
Purchase of property and equipment	(25)	(16)

Net cash used in investing activities	(25)	(16)

Cash flows from financing activities:
Payments on note payable	(70)	(116)
Noninterest bearing advances	-	2,185
Payment of noninterest bearing advances	(412)	-
Common stock issued	1,000	-
Proceeds from convertible debt	433	-

Net cash provided by financing activities	951	2,069

Net decrease in cash and cash equivalents	(957)	(46)

Cash and cash equivalents, beginning of period	1,744	243

Cash and cash equivalents, end of period	$787	$197

Supplemental cash flow information:
Conversion of convertible debentures, and derivative liabilities to common stock	$7,932	$-
Conversion of Series B shares to common stock	$2,785	$-
Conversion of Series S shares to common stock	$25	$-
Conversion of Series H shares to common stock	$125	$750
Equipment under capital lease	$-	$16
Debt discount / increase in derivative liability	$433	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2013), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the period ended December 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in the Form 10-K, have been omitted.

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

Debt Discount:

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to the embedded conversion derivative liability during the months ended September 30, 2014 and 2013 was $332,000 and $0, respectively. The Company recorded the accretion of debt discount of $995,000 and $449,000 during the nine months ended September 30, 2014 and 2013, respectively. The total unaccreted debt discount at September 30, 2014 was $332,000, compared to $1,328,000 at December 31, 2013.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	September 30, 2014

Embedded conversion derivative liability	$-	$-	$517	$517

The following table reconciles, for the nine months ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2013	$6,968
Fair value of embedded conversion derivative liabilities at issuance	433
Gain on fair value adjustments to embedded conversion derivative liability	(684)
Reductions in fair value due to conversion of convertible debentures into common stock	(6,200)
Balance of embedded conversion derivative liability at September 30, 2014	$517

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

Revenue Recognition:

The Company’s revenues are currently derived from the sale of medical equipment products, maintenance and service contracts, and radioisotope revenues. Revenues from maintenance contracts are recognized over the term of the contract. Service revenues are recognized upon performance of the services. The Company recognizes revenues from the sale of medical equipment products and radioisotopes when earned. Specifically, revenue is recognized when evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectability is reasonably assured. The Company obtains a signed customer acceptance after installation is complete for the sale of its Attrius® systems.

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold and limited amount of radioisotopes sold during validation processes, revenues have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $125,930,000 and a stockholders’ deficit of $420,000 at September 30, 2014. The Company will need to increase systems, services and radioisotopes sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $787,000 at September 30, 2014. At the same date, the Company had accounts payable and accrued liabilities of $917,000 at September 30, 2013, and a negative working capital of $1,606,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other assets at September 30, 2014 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $18,000 in operating lease deposits. Other assets at December 31, 2013 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $54,000 in operating lease deposits.

4.	Inventories

Inventories at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished systems	$-	$24
Raw materials and service parts	655	927
Work in progress	197	40
	852	991
Less: Reserve for obsolete inventory	(444)	(444)
	$408	$547

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of September 30, 2014 and December 31, 2013.

5.	Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Buildings	$500	$500
Furniture and fixtures	88	88
Leasehold improvements	72	72
Computer equipment	74	62
Research equipment	680	667
Machinery and equipment	158	158
	1,572	1,547
Less: Accumulated depreciation	(614)	(503)
	$958	$1,044

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts payable	$676	$849
Accrued royalties	-	87
Accrued interest	61	278
Sales taxes payable	84	89
Accrued compensation	78	70
Other accrued expenses	18	28

Total	$917	$1,401

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at December 31, 2013 were deposits of approximately $658,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  There was no assurance that this customer would fulfill its order for these devices. Management, under advice of counsel, believes that they have fulfilled their responsibilities under the contract and based on current status have recorded these deposits in other income for the nine months ended September 30, 2014.

Our customer sales contracts require our customers to pay the Company 30% upon signing the contract, 60% upon notification to ship, and the remaining 10% after customer acceptance.

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended September 30, 2014 and 2013, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator
Basic and diluted loss	$(1,436)	$(1,390)	$(2,498)	$(3,677)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	4,365,383	1,452,548	3,092,453	1,452,303

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	September 30, 2014	December 31, 2013
Convertible Series A preferred stock	448	448
Convertible Series B preferred stock	27,248	424,532
Convertible Series S preferred stock	750,000	1,000,000
Convertible Series H preferred stock	-	482,625
Stock warrants	122,500	208,850
Convertible debt	242,639	258,601
Common stock options	188,850	177,600
Series B preferred stock options	207,000	250,000

9.	Convertible Debt

During the nine months ending September 30, 2014, the Company issued $433,000 of convertible debentures “(Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

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

During the nine months ended September 30, 2014 and 2013, the Company recognized $1,761,000 and $1,349,000, respectively, of interest expense on the Convertible Debentures related to debt discount accretion. The 2014 amount includes $637,000 of unaccreted discount at the date of certain conversions.

The follow is a summary of Convertible Debt (in thousands):

September 30, 2014

Convertible debentures	$460
Debt discount	-
Net convertible debentures	$460

10.	Notes Payable and Advances from Related Parties

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on April 2015. The note renews annually. The monthly payment to LANB on the promissory note is $10,000, with the interest rate of 5.5% at March 31, 2014. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $25,000 during the nine months ended September 30, 2014. The note’s outstanding amount was $482,000 at September 30, 2014.

As of September 30, 2014, the Company had outstanding advances of $623,000, from their former CEO and the CFO to help fund operations. The notes are unsecured and non-interest bearing.

The Company entered into a capital lease for equipment at interest rate of 7.25%, payable through 2018. The assets and liabilities under the capital lease are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital lease at September 30, 2014 and December 31, 2013 was $12,800, respectively, with accumulated depreciation of $2,910 and $1,165, respectively.

Future maturities of notes payable, advances and capital leases are as follows (in thousands):

September 30,
2015	$1,112
2016	4
2017	1

Note payable – noncurrent portion, advances and capital leases	$1,117

11.	Stockholders’ Deficit

On April 16, 2014 the Company increased the number of its authorized common shares to 6,000,000,000 and preferred shares to 50,000,000. Par value decreased from $.01 per share to $.0001 per share.

In May 2014, the Company issued an aggregate of 2,614,746,661 share of Common Stock. 2,015,524,440 shares were issued as a result of the conversion of convertible promissory notes in the original aggregate amount of $5,742,450, an aggregate of 2,000,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock and 250,000,000 shares from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 69,444,444 shares of common stock.

On June 25, 2014, the Company issued 10,000,000 shares of common stock for consulting services. On the date of the issuance, the common stock had a fair market value of $0.035 per share. The Company recorded $35,000 for such services.

In August 2014, the Company issued an aggregate of 726,400,200 share of Common Stock. 116,666,667 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $350,000, and aggregate of 276,400,200 shares from the conversion of 2,764,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, and sold 333,333,333 shares for $1,000,000.

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

2014

During the period January 1, 2014 through September 30, 2014, the Company repaid $222,500 to its former CEO from related advances.

During the period January 1, 2014 through September 30, 2014, the Company repaid $190,000 to its CFO from related advances.

During the period January 1, 2014 through September 30, 2014, the Company converted convertible notes to its former CEO in the amount of $1,300,000 to common stock.

During the period January 1, 2014 through September 30, 2014, the Company converted convertible notes to its CFO in the amount of $350,000 to common stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 69,444,444 shares of common stock.

On September 8, 2014, the Company’s former CEO and Chairman of the Board resigned in such capacities. He is currently being retained as a consultant to the Company.

As of September 30, 2014, $100,000 of convertible debt and $163,000 of advances are owed to the Company’s former CEO.

As of September 30, 2014, $460,000 of advances is owed to the Company’s CFO.

2013

During the period January 1, 2013 through September 30, 2013, the Company accepted various non-interest bearing $1,115,000 advances from its former CEO. At the time, the Company issued no shares or warrants in connection with this transaction.

During the period January 1, 2013 through September 30, 2013, the Company accepted various non-interest bearing $750,000 advances from its CFO. At the time, the Company issued no shares or warrants in connection with this transaction.

On April 11, 2013, the Company converted certain advances from its former CEO and the CFO in the amounts of $500,000 and $250,000, respectively, into Series H preferred shares.

As of December 31, 2013, $1,400,000 of convertible debt and $385,000 of advances were owed to the Company’s then CEO.

As of December 31, 2013, $350,000 of convertible debt and $650,000 of advances were owed to the Company’s CFO.

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

Litigation:

On June 8, 2012, the owner of the radiopharmaceutical manufacturing facility the Company formerly leased in Crown Point, Indiana commenced an action to recover the use of the premises and the remaining rent due under the lease. On November 14, 2012, the owner was awarded a judgment against the Company in the amount of $85,525 plus interest at the rate of 8%. The Company and the owner agreed to monthly payments in the minimum amount of $5,000 until the judgment is paid in its entirety. Upon determination of disposition of the Company’s security deposit, the terms of the judgment will be completed.

In May, 2013, the Company was served with a First Amended Complaint in an action commenced against its former CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the former CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the former CEO, reconveyed. The former CEO and the principal shareholder have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The action is currently in the discovery stage.

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to induce interest and buying in the Company’s stock.  The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company entered into a settlement with the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act and to have the determination of any monetary penalty be decided in a judicial hearing. No amounts have been accrued for a potential penalty.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Total Sales:
Medical equipment	$391	$351	$1,202	$1,154
Radiopharmaceuticals	5	-	5	-
Total sales	$396	$351	$1,207	$1,154

Operating loss:
Medical equipment	$(600)	$(541)	$(1,628)	$(1,619)
Radiopharmaceuticals	(107)	(195)	(471)	(543)

Total operating loss	$(707)	$(736)	$(2,099)	$(2,162)

Total Assets:
Medical equipment			$2,172	$1,596
Radiopharmaceuticals			448	882
Unallocated			-	-
Total Assets			$2,620	$2,478

16.	Subsequent Events

Management has evaluated all events that occurred through the date of these financials were issued to determine if they must be reported. The Management of the Company determined that the following subsequent events were required to be disclosed:

In October 2014, the Company issued an aggregate of 751,000,000 shares of Common Stock. 1,000,000 shares were issued as a result of conversions of 10,000 shares of the Company’s Series B Convertible Preferred Stock and 750,000,000 shares were issued as a result of conversion of 75,000 shares of the Company’s Series S Convertible Preferred Stock.

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

Positron Corporation (the “Company” or “Positron”) is a nuclear medicine healthcare company specializing in the field of cardiac Positron Emission Tomography (PET) imaging. Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD).

Positron’s products and services enable healthcare providers to more accurately diagnose disease and improve patient outcomes, while practicing cost-effective medicine. Positron is unique in its approach to be the only company that can provide an economical, end-to-end solution for PET myocardial perfusion imaging through complementary product integration of PET imaging systems, radiopharmaceuticals, and radioisotopes.

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

Our mission is to facilitate the stabilization, security and growth of the cardiac PET industry by providing cardiologists with: an economical, high-quality PET imaging system; a reliable supply of radiopharmaceuticals for imaging procedures; and a comprehensive clinical, technical, support and service program.

Our Products and Key Components

The Company offers a range of products and services for nuclear imaging community that are discussed below.

PET Imaging Systems: Support and Service

Our Attrius® PET camera is the only FDA approved dedicated PET scanner optimized for cardiac imaging. Attrius® was named the “Most Innovative Device of 2010” by the renowned business research and consulting firm Frost & Sullivan. The Attrius provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software. The Attrius is targeted for cardiac clinics and is designed to meet the performance, budget and space needs of the most demanding cardiologists.

Positron has further advanced its product portfolio with the addition of CfrQuant, Coronary Flow Reserve (CFR) software. The University of Texas Health Science Center at Houston has received FDA approval for CfrQuant, the CFR quantification software, currently only to be used with Positron’s Attrius PET scanner. Positron is licensed to distribute and support this software, a clear differentiator in patient diagnosis.

Positron offers a comprehensive world-class clinical, technical, and service customer care plan, through its PosiStar® customer care services. PosiStar includes: 24/7 clinical and service support; uptime guarantees; remote access diagnostic/maintenance; physician interpretation training; billing training; nurse training; post-install physician over-reads; ICANL approval assistance; 6 months evaluation/assessment; industry luminary collaboration, etc. PosiStar is a fee-based service, typically for three to five years.

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron intends to couple a third party Sr-82/Rb-82 generator with the Attrius sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius).

PosiRx® is a radiopharmaceutical system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx integrates features that increase productivity while decreasing exposure and costs. Additionally, the PosiRx assists in compliance with all current USP-797 and ALARA exposure control requirements for the production of unit dose radiopharmaceuticals.

PosiRx is the first system of its kind to offer a complete and comprehensive automated solution, creating a more efficient and economical alternative to the current pharmacy per dose model. PosiRx is targeted for clinics and hospitals with average to high SPECT imaging and pharmaceutical compounding volumes, in the U.S. and abroad. With PosiRx, Positron intends to exploit possibilities existing in SPECT and PET imaging and pharmaceutical markets for both cardiology and oncology.

Radioisotopes: Production & Distribution

Positron, through its wholly owned subsidiary, MIT, has registered its Drug Master File (DMF) for API grade Sr-82 with the FDA. This marks Positron’s entrance into the radioisotope market with a high demand product as a precursor for PET radiopharmaceuticals. Positron is the only commercial resource in the U.S. that possesses a DMF for API grade Sr-82, the practical experience and knowledge in all stages of Sr-82 production and spent generator lifecycle management. Currently, Positron produces API grade strontium-82 from target material received from its foreign collaborators.

Positron plans to build and operate the world’s largest commercial high energy/high current cyclotron (70MeV) within the U.S. The proposed facility will be unique in that it will be capable of producing isotopes that are either not available or have very limited availability from other commercial sources in the United States and the world.

The primary isotope to be produced is Sr-82, which is currently in short supply in the world and is produced in the U.S. only by the Department of Energy (“DOE”) National Laboratories in Los Alamos, New Mexico and Brookhaven, New York. Sr-82 is the parent isotope used in the production of Rb-82 generators for PET myocardial perfusion imaging.

The Company

Positron is a nuclear medicine healthcare company specializing in the business of cardiac Positron Emission Tomography (PET). Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD), a leading cause of death in the United States. Positron’s products and services empower healthcare providers to more accurately diagnose CAD and improve patient outcomes while practicing cost effective medicine.

Positron, a pioneer in nuclear cardiology for over 30 years, is establishing a unique position by vertically integrating the fragmented and limited supply environment that exists in the cardiac PET marketplace today. Positron’s approach is to provide nuclear cardiologists an end-to-end solution by offering award-winning imaging technology, clinical services, imaging agents and innovative financing packages conveniently from a single source. Positron's approach in securing the cardiac PET supply chain will bring substantial advantages in accelerating the adoption of this superior modality and growth of the nuclear cardiology industry.

The Company believes that our unique products, market position and vertical integration strategy will stabilize and secure the supply chain, significantly reducing costs and industry uncertainties, a substantial advantage, leading to further adoption and growth of the cardiac PET modality.

Positron, through the acquisition of Manhattan Isotope Technology (MIT) in 2012, is the only commercial resource in the U.S. with a DMF for API grade Sr-82 combined with the practical knowledge and experience in all stages of Sr-82 production and generator lifecycle management. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from strontium received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all domestic and foreign irradiated source suppliers and requesting increases in production schedules from third party suppliers. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the world’s largest commercial high-energy/high-current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall.  The Company believes securing and delivering a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products.

With the recent growth of cardiac PET imaging, the supply of Sr-82 is quickly moving towards capacity within the next one to three years. Annual demands for medical imaging products produced by a high-energy cyclotron are expected to reach $30-35 million over the next few years, with continued growth estimated at 25-30% per year thereafter.

The DOE lists many isotopes for medical treatment or diagnostics that are in short supply, some of which can be produced in a high-energy commercial accelerator. Moving from R&D to clinical trials and then to commercial use, these isotopes will further expand the market. Additionally, using secondary targets, a high-energy cyclotron can also produce low-energy isotopes in conjunction with the production of high-energy isotopes, generating additional revenue. The revenue potential and diversity inherent in this project is considerable.

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

PET vs. SPECT

There are two main imaging modalities utilized in nuclear cardiology: Single Photon Emission Computed Tomography, or SPECT; and Positron Emission Tomography, or PET.

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

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular diseases specialists in the U.S., and their number is expected to increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that perform or could perform nuclear cardiac procedures and want to automate the delivery of radiopharmaceuticals. By adding complimentary products, we will be able to offer customers value added solutions which include low cost molecular imaging devices, maintenance service, disease specific software, radiopharmaceutical unit doses drawing devices, and, potentially, radiopharmaceuticals agents for Cardiac Nuclear Medicine.

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

Barriers to entry

For many years, one of the major constraints for adoption of this modality had been the high cost of PET and PET/CT scanners. Many practices and hospitals could not justify the cost of a new system for cardiac studies. In 2010, Positron received FDA clearance to market and distributes its dedicated PET system, which is optimized for nuclear cardiology. The Attrius is the only new, cost effective, dedicated PET system available on the market. Other system manufacturers (GE, Philips, and Siemens) offer PET/CT cameras, which have a 200%-300% higher purchase price; but comparable performance of cardiac studies.

Another more recent issue that has slowed the growth of nuclear cardiology is the shortage of the key drugs utilized in both SPECT (Mo-99/Tc-99m) and PET imaging (Sr-82/Rb-82).

The strontium 82 (Sr-82) isotope decays to produce the rubidium 82 (Rb-82) tracer utilized in cardiac PET studies. Rb-82 is the most commonly used cardiac PET tracer in the United States. The FDA approved Rb-82 in 1989 for use in the detection of coronary artery disease and the Health Care Financing Administration approved reimbursement for Rb-82, PET MPI, in 1995 as a first line test in symptomatic patients. Rubidium is uniformly available through generator production in the U.S. and is used in conjunction with an automatic infusion system.

Over the past decade the growth of cardiac PET imaging has driven a significant increase in the use of Sr-82/Rb-82 generators. The increasing demand for Sr-82 is beginning to outpace supply. Until recently, the U.S. Department of Energy had been the only entity in the United States capable of providing this material. In August of 2012, MIT submitted its DMF with the FDA and has begun production of API grade strontium-82.

Due to the growing demand and limited supply, the industry suffered a Sr-82 shortage in January 2011, effecting supply of Rb-82 generators. The same year Bracco Diagnostics Inc., the sole market supplier of the Rb-82 generator, underwent a voluntary recall of generators, further stunting industry sales and growth.

Positron is acutely focused on the production of API grade Sr-82. Positron possesses certain resources and technical advantages, unique to MIT, which will supplement and/or increase current and future strontium supply.

Market Potential

The cardiac PET industry has an indisputable need for a stable, efficient and economical environment. Through Positron’s leadership and vision to integrate each key segment of the cardiac PET supply chain, the Company expects to stimulate growth and increase capacity to meet the needs of the global cardiac PET market. Positron intends to become the premier product, services, and solutions provider in the nuclear cardiology industry.

Although the cardiac PET industry experienced its most challenging times over the past few years, it enabled the Company to aggressively pursue its strategy toward aggregating and integrating the key components critical in securing the cardiac value chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider. PET is the future of nuclear cardiology.

We believe that Positron is the only company with the critical components to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended September 30, 2014 and 2013

The Company experienced a net loss of $1,436,000 for the three months ended September 30, 2014 compared to a net loss of $1,390,000 for the three months ended September 30, 2013. The decrease in the loss current three month period as compared to the same period last year is attributed primarily to the reduction of operating expenses and derivative losses.

Revenues – Revenues (service and parts) for the three months ended September 30, 2014 were $396,000 as compared to $351,000 for the three months ended September 30, 2013. Sales of PET systems during 2014 and 2103 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended September 30, 2014 and 2013 was $4,000 and $121,000, respectively. Costs were higher during the three months ended September 30, 2014 due to the write-off of obsolete inventory.

Operating Expenses - Operating expenses for the three months ended September 30, 2014 were $711,000 compared to $857,000 for the three months ended September 30, 2013.

The Company recorded $126,000 in research and development costs during the three months ended September 30, 2014, compared to $133,000 for the three months ended September 30, 2013. Research and development costs for the three months ended September 30, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx® development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended September 30, 2014 and 2013 were $56,000 and $114,000, respectively and were lower in 2014 due to the Company’s efforts to limit expenditures, primarily related to a reduction in trade shows.

General and administrative expense during the three months ended September 30, 2014 were $529,000 as compared to $610,000 for the three months ended September 30, 2013, due to a decrease in payroll and legal fees.

Other Income (Expenses) - Interest expense was $679,000 for the three months ended September 30, 2014 and includes the $663,000 for the accretion of the convertible debentures discount and $16,000 for interest payable on the debt. Interest expense was $492,000 for the three months ended September 30, 2013 and includes the $449,000 for the accretion of convertible debentures discount and $43,000 for interest on this debt.

During the three months ended September 30, 2014 and 2013, the Company also recorded derivative loss of $54,000 and loss of $162,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the three months ended September 30, 2014, the Company also recorded other income of $4,000.

Net Loss – For the three months ended September 30, 2014, the Company had a net loss of approximately $1,436,000, or $0.00 per share, compared to a net loss of $1,390,000, or $0.00 per share, for the three months ended September 30, 2013.

Comparison of the Results of Operations for the Nine Months ended September 30, 2014 and 2013

The Company experienced a net loss of $2,498,000 for the nine months ended September 30, 2014 compared to a net loss of $3,677,000 for the six months ended September 30, 2013.  The decrease in the loss in the current nine month period as compared to the same period last year is attributed primarily to the recognition of certain customer deposits in other income.

Revenues – Revenues (services and parts) for the nine months ended September 30, 2014 were $1,207,000 as compared to $1,154,000 for the nine months ended September 30, 2013. Sales of PET systems during 2014 and 2013 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the nine months ended September 30, 2014 and 2013 was $77,000 and $260,000, respectively. Costs were higher during the nine months ended September 30, 2014 due to the write-off of obsolete inventory.

Operating Expenses - Operating expenses for the nine months ended September 30, 2014 were $2,176,000 compared to $2,422,000 for the nine months ended September 30, 2013.

The Company recorded $348,000 in research and development costs during the nine months ended September 30, 2014, compared to $468,000 for the nine months ended September 30, 2013. Research and development costs for the nine months ended September 30, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx® development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices.

Sales and marketing expenses for the nine months ended September 30, 2014 and 2013 were $144,000 and $332,000, respectively and were lower in 2014 due to the Company’s efforts to limit expenditures, primarily related to a reduction in trade show and salaries.

General and administrative expenses during the nine months ended September 30, 2014 were $1,684,000 as compared to $1,622,000 for the nine months ended September 30, 2013.

Other Income (Expenses) - Interest expense was $1,809,000 for the nine months ended September 30, 2014 and includes the $1,761,000 for the accretion of the convertible debentures discount and $49,000 for interest payable on the debt. Interest expense was $1,476,000 for the nine months ended September 30, 2013 and includes the $1,349,000 for the accretion of the convertible debentures discount and $127,000 for interest payable on the debt.

During the nine months ended September 30, 2014 and 2013, the Company also recorded derivative gains of $684,000 and losses of $39,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the nine months ended September 30, 2014 and 2013, the Company also recorded other income of $726,000 and $0, respectively, attributed primarily to the recognition of certain customer deposits in the amount of $658,000.

Net Loss – For the nine months ended September 30, 2014, the Company had a net loss of approximately $2,498,000, or $0.00 per share, compared to a net loss of $3,677,000, or $0.00 per share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, the Company had current assets of $1,434,000 and current liabilities of $3,040,000 compared to December 31, 2013 when the Company had current assets of $2,573,000 and current liabilities of $14,657,000. Total assets at September 30, 2014 were $2,620,000 compared to $3,882,000 at December 31, 2013. Total liabilities were $3,040,000 and $15,123,000 at September 30, 2014 and December 31, 2013, respectively.

Cash and cash equivalents at September 30, 2014 were $787,000 compared to $1,744,000 at December 31, 2013. Accounts receivable was $230,000 at September 30, 2014 compared to $247,000 at December 31, 2013.

Current liabilities include accounts payable and accrued expenses of $917,000 at September 30, 2014.

Net cash used in operating activities was $1,883,000 and $2,099,000 for the nine months ended September 30, 2014 and 2013, respectively

Net cash used in investing activities were $25,000 and $16,000 for the nine months ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $951,000 and $2,069,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 8, 2012, the owner of the radiopharmaceutical manufacturing facility the Company formerly leased in Crown Point, Indiana commenced an action to recover the use of the premises and the remaining rent due under the lease. On November 14, 2012, the owner was awarded a judgment against the Company in the amount of $85,525.98 plus interest at the rate of 8%. The Company and the owner agreed to monthly payments in the minimum amount of $5,000 until the judgment is paid in its entirety. Upon determination of the disposition of the Company’s security deposit, the terms of the judgment will be completed.

In May, 2013, the Company was served with a First Amended Complaint in action commenced against its former CEO and principal shareholder. The plaintiff in action is seeking to enforce a judgment against the former CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the former CEO, reconveyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The action is currently in the discovery stage.

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to induce interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company entered into a settlement with the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act and to have the determination of any monetary penalty be decided in a judicial hearing.

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

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

The disclosure in “Item 1 – LEGAL PROCEEDINGS”, is hereby incorporated by reference to this ITEM 5.

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

POSITRON CORPORATION

Date: November 14, 2014	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President, Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2014	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting and financial officer)

