Form 10-Q/A
period 2014-03-31
POSITRON CORP
filed 2014-12-15
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note: Positron Corporation (the “Registrant) is amending the quarterly report on Form 10-Q for the period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 15, 2014, (the “Form 10-Q”) as amended on May 16, 2014, to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. The sole purpose of this Amendment No. 2 to the Form 10-Q is to classify a related party transaction which the Registrant inadvertently omitted to classify but was recorded in the financial statements of the Form 10-Q, and to revise Item 4. - Controls and Procedures.

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

During the period January 1, 2014 through March 31, 2014, the Company paid consulting fees in the amount of $37,000 to the brother of its then CEO.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s CEO and CFO have determined that there is a material weakness in our disclosure controls and procedures.

The Company intends to enhance its process for classifying and categorizing transactions by examining all transactions on a monthly basis and communicating such transaction classifications to the Company’s accountants who prepare the Company’s filings.

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

POSITRON CORPORATION

Date: December 12, 2014	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President and Chairman of the Board
(Principal Executive Officer)

Date: December 12, 2014	/s/ Corey Conn
Corey Conn
Chief Financial Officer
(Principal Accounting Officer)

