Form 10-Q/A
period 2014-06-30
POSITRON CORP
filed 2014-12-15
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1)

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

Explanatory Note: Positron Corporation (the “Registrant) is amending the quarterly report on Form 10-Q for the period ended June 30, 2014, originally filed with the Securities and Exchange Commission on August 14, 2014, (the “Form 10-Q”) The sole purpose of this amendment to the Form 10-Q is to classify a related party transaction which the Registrant inadvertently omitted to classify but was recorded in the financial statements of the Form 10-Q, and to revise Item 4. - Controls and Procedures.

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

During the period January 1, 2014 through June 30, 2014, the Company paid consulting fees in the amount of $67,000 to the brother of the Company’s then CEO.

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

