Form 10-Q/A
period 2014-09-30
POSITRON CORP
filed 2014-12-15
CIK 844985

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

Explanatory Note: Positron Corporation (the “Registrant) is amending the quarterly report on Form 10-Q for the period ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 14, 2014, (the “Form 10-Q”) The sole purpose of this amendment to the Form 10-Q is to classify a related party transaction which the Registrant inadvertently omitted to classify but was recorded in the financial statements of the Form 10-Q, and to revise Item 4. - Controls and Procedures.

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

During the period January 1, 2014 through September 30, 2014, the Company paid consulting fees in the amount of $67,000 to the brother of the Company’s then CEO.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 69,444,444 shares of common stock.

On September 5, 2014, the Company’s former CEO and Chairman of the Board resigned in such capacities. He was subsequently retained as a consultant to the Company at the monthly fee of $12,500. Through September 30, 2014, he was paid $12,981 for such consulting services..

As of September 30, 2014, $100,000 of convertible debt and $313,000 of advances are owed to the Company’s former CEO.

As of September 30, 2014, $310,000 of advances is owed to the Company’s CFO.

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

As of December 31, 2013, $1,400,000 of convertible debt and $535,000 of advances were owed to the Company’s then CEO.

As of December 31, 2013, $350,000 of convertible debt and $500,000 of advances were owed to the Company’s CFO.

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

POSITRON CORPORATION

Date: December 12, 2014	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President, Chairman of the Board
(Principal Executive Officer)

Date: December 12, 2014	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer
(principal accounting and financial officer)

