Form 10-K
period 2014-12-31
POSITRON CORP
filed 2015-03-31
CIK 844985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED  December 31, 2014

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: (317) 576-0183

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $34,296,570 as of June 30, 2014, based on the closing sale price of such common stock as reported on the OTC Bulletin Board.

There were 5,709,834,011 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 27, 2015.

POSITRON CORPORATION

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

ITEM 1. Business

Organization

Positron Corporation (the "Company" or “Positron”) was incorporated under the laws of the State of Texas in 1983. Unless the context requires otherwise, in this report the terms “we,” “us”, “our”, “the Company”, and Positron refer to Positron Corporation.

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

Corporate History

Positron Corporation was incorporated as a Texas corporation in 1983 with its corporate offices in Westmont, Illinois, and other facilities in Lubbock, Texas and Niagara, New York.

On June 30, 2005, the Company entered into a Joint Venture Contract with Neusoft Medical Systems Co., Inc. of Shenyang, in the People's Republic of China ("Neusoft"). Pursuant to the Joint Venture Contract, the parties formed a jointly-owned company, Neusoft Positron Medical Systems Co., Ltd. (the “JV Company”), to engage in the manufacturing of PET and PET/CT medical imaging equipment. The JV Company received its business license and was organized in September 2005. Positron currently holds a 1% interest in the JV Company.

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

On June 27, 2011, the Company formed Positron Isotope Corporation, a wholly-owned subsidiary, for the development of a cyclotron for the manufacture of isotopes to be used for commercial use and resale.

On June 26, 2014, the Company formed C70 Isotopes, Inc., a Texas corporation and wholly-owned subsidiary (“C70”). On July 11, 2014 the Company entered into a non-binding Memorandum of Agreement (“MOA”) with a large university located in Texas to develop and operate a 70 megavolt cyclotron facility dedicated to the manufacture of isotopes including research and development and other cyclotron related services. The location of the facility would be on property associated with the university.

The Company

Positron, a pioneer in cardiac PET, is well branded in the field of nuclear cardiology. Positron has gained significant traction in the industry based on its imaging technology and strong commitment towards advancing cardiac care. Originally a research & development company, Positron has expanded from a medical imaging device manufacturing to a company which is integrating the key components of the cardiac PET supply chain to offer an end-to-end solution for the nuclear cardiology market. Led by an experienced management team, Positron is moving towards becoming a true business enterprise with strong recurring revenue generating business model scalable to the global marketplace.

The Company believes that our unique products, market position and vertical integration strategy will stabilize and secure the supply chain, significantly reducing costs and industry uncertainties and leading to further adoption and growth of the cardiac PET modality.

Positron, through an acquisition of MIT, is the only commercial resource in the U.S. with practical knowledge and experience in all stages of Strontium-82 (Sr-82) production and spent generator lifecycle management. Positron seeks to secure both the short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from Sr-82 received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all available domestic and foreign irradiated source suppliers and through recycling expired generators. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the world’s largest commercial high energy/high current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall. Securing a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products: pharmaceuticals, imaging equipment and services.

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

PET Imaging Systems: Support and Service

Attrius® is the only FDA approved dedicated PET scanner optimized for cardiac imaging. Attrius was named the “Most Innovative Device of 2010” by the renowned business research and consulting firm Frost & Sullivan. The Attrius provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software. The Attrius is targeted for cardiac clinics and is designed to meet the performance, budget and space needs of the most demanding cardiologists.

Positron has further advanced its product portfolio with the addition of Coronary Flow Reserve (CFR) software. The University of Texas Health Science Center at Houston has received FDA approval for the CFR quantification software, to be used with Positron’s Attrius PET scanner. Positron is licensed to distribute and support this software, a clear differentiator in patient diagnosis.

Positron offers a comprehensive world-class clinical, technical, and service customer care plan, through its PosiStar® customer care services. PosiStar includes: 24/7 clinical and service support; uptime guarantees; remote access diagnostic/maintenance; physician interpretation training; billing training; nurse training; post-install physician over-reads; ICANL approval assistance; 6 months evaluation/assessment; industry luminary collaboration, etc. PosiStar is a fee-based service, typically for one to five years.

Radiopharmaceuticals: Manufacturing, Processing & Distribution

Positron intends to couple an Sr-82/Rb-82 generator, or other radiopharmaceuticals used in cardiac PET, with Attrius sales and utilize Positron’s current nuclear cardiology network. Initial efforts will be focused on North America. This product is a key element of Positron’s strategy to vertically integrate the production and delivery of a complete cardiac imaging solution: isotope (Sr-82), generator (Rb-82), and imaging system (Attrius).

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

PosiRx is the first system of its kind to offer a complete and comprehensive automated solution, creating a more efficient and economical alternative to the current pharmacy per dose model. PosiRx is targeted for clinics and hospitals with average to high SPECT imaging and pharmaceutical use volumes, in the U.S. and abroad. With PosiRx, Positron intends to exploit possibilities existing in the SPECT and PET imaging industry and pharmaceutical markets for cardiology, neurology and oncology.

Radioisotopes: Production & Distribution

Positron has registered its Drug Master File (DMF) for API grade Sr-82 with the FDA. Positron believes it is the only commercial resource in the U.S. that possesses the practical experience and knowledge in all stages of Sr-82 production and spent generator lifecycle management. Positron has the ability to produce API grade strontium-82 from target material received from its foreign collaborators.

Positron plans to build and operate a high energy/high current cyclotron (70MeV) within the U.S. The proposed facility will be unique in that it will be capable of producing isotopes that are either not available or have very limited availability from other commercial sources in the United States and the world. Positron seeks to secure the supply of radioisotopes used in cardiac PET imaging therefore stabilizing and building confidence in the market. Securing a reliable supply of radioisotopes will increase demand for Positron’s pharmaceuticals, imaging equipment and services provided to nuclear medicine practices.

The primary isotope to be produced is Sr-82, which is currently in short supply world-wide and is only produced in the U.S. by the Department of Energy (“DOE”) National Laboratories.

Market Opportunity

Molecular Imaging Devices for Cardiology

According to American Heart Association, more than one out of every three (83 million) U.S. adults currently lives with one or more types of cardiovascular disease (CVD). CVD is the leading cause of death in the United States and constitutes 17% of overall national health expenditures (Forecasting the Future of Cardiovascular Disease in the United States, American Heart Association, 2011). Direct CVD costs are projected to increase from $273 billion in 2010 to $818 billion in 2030, and indirect costs (due to lost productivity) – from $172 billion in 2010 to $276 billion in 2030.

Diagnostic imaging facilitates the early diagnosis of diseases and disorders, potentially minimizing the scope, cost and amount of care required, and potentially reducing the need for more invasive procedures. Nuclear imaging uses very low-level radioactive material, called radiopharmaceuticals, injected into a patient. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. In cardiology, nuclear medicine provides the most accurate non-invasive tests for identifying narrowed coronary arteries, mild cholesterol build-up or diffuse coronary vascular disease that are responsible for most heart attacks. Management of coronary disease (CAD) currently utilizes noninvasive diagnostic testing as a ‘‘gatekeeper’’ and invasive coronary arteriography, when results are abnormal, to provide a definitive diagnosis of CAD. There are two major modalities in nuclear medicine imaging - Single Photon Emission Computed Tomography (SPECT) and Positron Emission Tomography (PET) - both of which are used for cardiovascular procedures. The most widely used imaging acquisition technology utilizing gamma cameras is SPECT.

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

In myocardial perfusion imaging, PET has been proven to be superior in sensitivity and specificity when compared to SPECT, the more commonly utilized modality. Cardiac PET scans, with Rubidium-82 Chloride (Rb-82) or Nitrogen- 13 Ammonia (N-13), result in a lower patient radiation exposure and are capable of performing superior quantitative measurements such as coronary flow reserve. Cardiac PET imaging has been shown to provide a 50% reduction in invasive coronary arteriography and coronary artery bypass grafting, leading to a 30% costs savings and improved clinical outcomes, when compared to SPECT (M.E. Merhige, M.D., et al., Journal Nuclear Medicine 2007; 48: 1069-1076).

Based on the Company’s estimations, there were approximately 170 dedicated cardiac PET and PET/CT scanners in the U.S. in 2014 performing cardiac PET studies.

Barriers To Entry

For many years, a major constraint for the cardiac PET market has been a high cost of PET and PET/CT. Positron Corporation has managed to reduce the buyers’ barrier to entry by bringing to the market the Attrius - the only dedicated PET system in the world optimized for cardiac imaging. All other manufacturers (GE, Philips, Siemens) offer PET/CT systems at a 200% - 300% higher price but comparable performance of cardiac studies. In 2010 and 2011, Positron’s share in sales of dedicated cardiac PET scanners was 14% and 17%, respectively. While we expect this share to grow significantly in the next several years, Positron’s sales since 2011 have been negatively impacted by the shortage of Rb-82 and Sr-82. This impact was a result of an unscheduled maintenance of the United States Department of Energy (DOE) accelerator producing Sr-82, a pre-cursor to Rb-82, and by a voluntary recall of Sr-82/Rb-82 generators by Bracco Diagnostics for additional testing. Though delivery of Bracco's generators to existing clients was restored in 2013, the supply is essentially flat due to unavailability of additional Sr-82 which prevents sales of cardiac PET scanners to new clients.

Positron is acutely focused on production of Sr-82. Positron possesses certain resources and technical advantages, unique to the Company, which will increase current and future strontium supply.

Competitive Strengths

We believe that our Company has the following competitive strengths:

•	Well Known Name Among Cardiologists. The high count-rate capability and sensitivity of Positron’s PET systems result in excellent diagnostic accuracy, faster imaging and ability to use short half-life radiopharmaceuticals, which made Positron’s PET systems a system of choice for certain cardiac applications.

•	The Only PET System on the Market. All major PET manufacturers have discontinued manufacturing of stand-alone PET systems, offering very expensive PET combined with Computerized Tomography (PET/CT) instead. In cardiac applications, the Positron’s Attrius® provides image quality comparable to PET/CT at significantly lower price. It also significantly reduces radiation exposure compared to PET/CT and even SPECT. A small footprint and affordable price makes it ideal for imaging clinics and hospitals.

•	Cardiac Specific Software. The Attrius® provides a robust, cardiac specific imaging software package designed to ensure effortless interpretation for today’s most challenging clinical cases for nuclear cardiologists. Heart disease specific software includes the ability to monitor therapy, coronary artery overlay display, and open architecture for new protocol development and customization and motion correction software.

•	Unique Automated Radiopharmaceutical System. Positron’s PosiRx® is a radiopharmaceutical system that automates the elution, preparation and dispensing processes for radiopharmaceutical agents used in molecular imaging. The PosiRx® system provides unprecedented “unit dose” flexibility to imaging providers at the touch of a button, 24/7. It was created to simplify and control the procedures associated with compounding radiopharmaceuticals. PosiRx® integrates features that increase productivity while decreasing exposure and costs.

•	The only commercial entity in the U.S. with a registered Drug Master File (DMF) for producing Active Pharmaceutical Ingredient (API) grade Sr-82.

•	Unique Knowledge and Expertise in Sr-82 Production. The Company is the only commercial resource in the United States with practical knowledge and experience in all stages of Sr-82 production.

•	Commercial Facility for refurbishment of Sr-82/Rb-82 generators in the U.S. The Company’s facility in Lubbock, Texas, has the capacity to provide critical services necessary for the refurbishment of spent Sr-82/Rb-82 generators.

•	Currently, the Only Commercial Source of Sr-82 in the U.S. Using patented methods, the Company can recycle Sr-82 from spent Sr-82/Rb-82 generators at its facility in Lubbock, Texas, and process Sr-82 from foreign sources.

•	Value-Added Offering of Complimentary Products to Customers. The addition of complementary products, such as PET imaging systems, clinical and support services, radiopharmaceutical dispensing systems, radiopharmaceuticals and radioisotopes enhances the value of the offering to Positron’s customers, providing them a total solution in nuclear cardiology.

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

Customer Care, Service and Warranty

Positron has implemented PosiStar, a complete customer care plan that offers full clinical support from Positron’s experienced clinical and technical staff and industry luminaries that consult for the Company or are affiliated through Positron’s customer network. PosiStar Customer Care provides: physician interpretation training; nurse training; billing and prior-authorization training; physician over reads; post install, 24/7 clinical and service support; priority response with after-hours maintenance/service available; uptime guarantees and software upgrades; and remote access diagnostic/maintenance capabilities.

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

Due to the Company’s expertise and access to parts, we expect to service all of the PET scanners that we sell.

Competition

The Company faces no direct competition from other manufacturers of PET scanners as it offers the only commercial standalone PET scanner, Attrius. However, the Company has experienced competition from used PET and PET/CT scanners although the remaining supply of used PET and PET/CT systems is believed to be extremely low. The Company does not believe that MRI and CT scan imaging represent significant competing technologies, but potentially complementary technologies to PET, since PET, MRI and CT scans each provide information not available from the other modalities. Computed tomography angiography (“CTA”) was once seen by some cardiologists to be competitive with PET myocardial perfusion imaging; however, there is an increasing public concern about a high radiation exposure of CT and, currently, there is no substantial movement into this modality.

In 2001-2002, GE, Siemens and Philips introduced PET/CT systems that combine CT scanning and PET in one unit. Since then production of standalone PET scanners have been discontinued and replaced by high priced PET/CT systems with costs much greater than Positron’s Attrius PET system. PET/CT integrates functional (PET) and structural (CT) information into a single scanning session, allowing fusion of the PET and CT images and thus improving lesion localization and interpretation accuracy. The CT scan is also used for attenuation correction, ultimately leading to high patient throughput. These combined advantages have rendered PET/CT a preferred imaging modality over standalone PET except in the imaging of cardiac studies. All major PET manufacturers, except Positron, pursue the similar strategies of developing more and more sophisticated and expensive whole-body PET/CT scanners. A hospital or medical imaging clinic with a whole-body PET/CT device has flexibility of using the scanner for oncology, cardiology or neurology purposes. However, the redundancy of functions, as well as the high price and large size, has negative impact on usage of PET scanners by specialty physicians (cardiologists, neurologists, urologists, etc.).

Though PET/CT has been commercially accepted, the need for the CT technology in myocardial perfusion imaging can be debated, due to the potential of increased radiation exposure to the patient. PET/CT, compared to PET, only has a larger capital acquisition cost, more room required and more expensive ongoing service expense. Significant limitations of cardiac PET/CT are respiratory motion and metallic artifacts, which can result in artifactual PET defects in up to 40% of patients scanned, and these defects are moderate to severe in 23%. ( J Nucl Med. 2007 Jul;48(7):1112-21 ) Interest in PET by cardiologists has increased significantly since 2009 boosted by preferable reimbursement rates and shortage of Tc-99m, a major cardiac SPECT radiopharmaceutical. Positron Corporation has been exploiting this rise of the demand by cardiologists and the lack of the supply of affordable PET systems on the market by offering its cardiac specific, standalone Attrius PET.

Currently radiopharmaceutical delivery is dominated by Cardinal Health (160 nuclear pharmacies and 26 cyclotron-based PET radiopharmaceutical manufacturing facilities), PETnet Solutions, a fully owned subsidiary of Siemens Medical Solutions USA (52 radiopharmacies and distribution centers), Triad Isotopes (63 radiopharmacies after acquiring Covidien’s network and 6 cyclotrons), and GE healthcare (31 radiopharmacies). There are also approximately 73 independent radiopharmacies and 70 institutional radiopharmacies (affiliated with major medical schools).

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

The Department of Energy is the only entity in the U.S. that manufactures and produces Sr-82; according to current policies, the DOE should not compete with commercial companies.

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

Manufacturing

Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing to achieve cost efficiencies. All of the Company’s PET scanners are manufactured through our joint venture, Neusoft Positron Medical Systems, at its development and manufacturing facility in Shenyang, China. The refurbishment of spent Sr-82/Rb-82 generators, production, recycling and processing of Sr-82 from foreign vendors are performed at the Company’s facility in Lubbock, Texas.

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

The joint venture obtained the FDA 510k regulatory approval of Attrius Cardiac PET in April 2009.

Research and Development

The Company’s research and development expenses were approximately $471,000 and $564,000 for the years 2014 and 2013, respectively. The research and development activities have been focused on development of radiopharmaceutical delivery systems and regulatory and quality systems compliance required to offer radiopharmaceuticals, radiochemicals and radioisotopes into the marketplace. We continue to improve and/or customize our radiopharmaceutical equipment to fit it to new products and meet unique user requirements. There have been significant resources allocated in the initial start up, preparation, licensure and regulatory compliance of the Company’s radiopharmaceutical manufacturing and radioisotope production facilities. These research and development activities are costly and critical to the Company’s ability to maintain, develop and improve its “state of the art” products. The Company’s inability to conduct such activities in the future may have a material adverse effect on the Company’s business as a whole.

Patent, Trademarks and Royalty Arrangements

The Company has three (3) patents covering the solid-state quantum photodetector technology and configuration of imaging apparatus and systems, one (1) patent for PET radiopharmaceuticals infusion and shielding device and. one (1) patent pertaining to specific features of the Company’s automated radiopharmaceutical system.

As of December 31, 2014, we hold trademark registrations in the United States for the following marks: Positron®, Attrius®, PosiRx®, PosiStar®, Tech-Assist® and Pulse CDC™."

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

Employees

As of December 31, 2014, the Company employed 19 full-time employees. None of the Company’s employees are represented by a union.

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

ITEM 1A. Risk Factors

Risk Associated with Business Activities

History of Losses. To date, the Company has been unable to sell its products in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2014, the Company had a net loss of approximately $3,678,000 compared to a net loss of approximately $7,104,000 during 2013. At December 31, 2014, the Company had an accumulated deficit of approximately $127,110,000. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Due to the limited number of products that have been sold in each fiscal period, the Company’s revenues have fluctuated, and may likely continue to fluctuate significantly from quarter to quarter and from year to year. The opinion of the Company’s independent auditors for the year ended December 31, 2013 expressed doubt as to the Company’s ability to continue as a going concern. The Company will need to obtain additional capital and increase product sales to become profitable.

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

Working Capital. The Company had cash and cash equivalents of approximately $208,000 at December 31, 2014. The Company utilized $433,000 proceeds from issuance of convertible debt and $1,000,000 proceeds from the sale of common stock for equity to fund operating activities during the year ended December 31, 2014. The Company had accounts payable and accrued liabilities of approximately $849,000 and a negative working capital of approximately $1,967,000. The Company believes that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

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

Dependence upon third-party suppliers and the availability of certain radiopharmaceuticals. We rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. We have also outsourced production of PET systems to a single contract manufacturer. If a disruption in the availability of parts, or in the operations of these suppliers were to occur, our business could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of systems for an extended period of time could cause the loss of revenue, which could significantly harm our business and results of operations. Our equipment involves the use of certain radiopharmaceuticals. If there are disruptions in the supply of these radiopharmaceuticals, that will cause us to cancel services that would otherwise be provided. If there is an inadequate supply of the necessary radiopharmaceuticals, we may be unable to sell our equipment, and our business may be harmed.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

The Company owns approximately 2,000 square feet of office space in Westmont, Illinois which it uses for corporate and administrative offices.

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

On July 7, 2011, the Company entered into an operating lease with a third party for space for medical device assembly and warehousing at a building in Fishers, Indiana. The Company will be required to make monthly payments of $ $5,287 from December 1, 2013 through November 30, 2016. The amount of leased space at this location is approximately 9,761 square feet. In March 2015, the Company and the landlord agreed to a termination of the lease and vacation of the premises effective April 30, 2015.

On December 5, 2011, MIT entered into an operating lease with a third party for space for warehousing at a building in Lubbock, Texas. The Company is on a month to month lease basis, requiring monthly payments of $ 1,475.

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

In May, 2013, the Company was served with a First Amended Complaint in action commenced against its former CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the former CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the former CEO, reconveyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The Plaintiff recently filed a motion to amend its complaint to seek the return of $1,917,000 of the funds invested by Solaris, plus interest, from the Company. The motion has not yet been heard by the court.

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company entered into a settlement with the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act and to have the determination of any monetary penalty be decided in a judicial hearing, which has not yet been scheduled.

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

The following range of the high and low reported closing sales prices for the Company’s common stock for each quarter in 2014 and 2013, all as reported on the NASDAQ OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2014		2013
	High	Low	High	Low
First Quarter	$0.0100	$0.0040	$0.0100	$0.0070
Second Quarter	$0.0085	$0.0042	$0.0100	$0.0070
Third Quarter	$0.0060	$0.0038	$0.0075	$0.0030
Fourth Quarter	$0.0044	$0.0012	$0.0053	$0.0030

Holders

There were approximately 4,200 shareholders of common stock as of March 31, 2015.

Dividends

Dividends payable to common shareholders, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Description of Securities

Number of Authorized and Outstanding Shares. The Company's Certificate of Formation, as amended, authorizes the issuance of 9,000,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), of which 5,554,695,123 shares were outstanding on December 31, 2014. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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

Description of Preferred Stock

The Company’s Certificate of Formation, as amended, authorizes the issuance of 20,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. The Board of Directors has designated the following series of preferred stock:

(i) 7,900,000 shares of Series A 8% Convertible Redeemable Preferred Stock (“Series A”), of which 447,652 shares are outstanding December 31, 2014. Holders of the Series A have no voting rights but may vote on a converted basis on any matter requiring shareholder vote. The Series A is senior to the Company’s Common Stock in liquidation. While the Series A is outstanding or any dividends thereon remain unpaid, no Common Stock dividends may be paid or declared by the Company. The Series A may be redeemed in whole or in part, at the option of the Company, at any time subsequent to March 1998 at a price of $1.46 per share plus any undeclared and/or unpaid dividends to the date of redemption. Redemption requires at least 30 days advanced notice and notice may only be given if the Company’s Common Stock has closed above $2.00 per share for the twenty consecutive trading days prior to the notice.

(ii) 9,000,000 shares of Series B Preferred Stock (“Series B”), of which 262,485 shares are outstanding December 31, 2014. Holders of the Series B are entitled to 1 votes per share on all matters requiring shareholder vote. Each share of Series B, $1.00 par value, is convertible into 1 shares of the Company’s Common Stock. The Series B is senior to the Company’s Common Stock and junior in priority to the Company’s Series A in liquidation. While the Series B is outstanding, no Common Stock dividends may be paid or declared by the Company. The Series B may be redeemed in whole or in part, at the option of the Company, at any time at a price of $1.00 per share.

(iii) 100,000 Series S Convertible Preferred Stock (“Series S”), of which there were no shares outstanding December 31, 2014. Each share of Series S, $1.00 par value per share, is convertible into 10,000 shares of the Company’s Common Stock, subject to adjustment. The Series S is senior to the Company’s Common Stock and junior in priority to the Company’s Series A and Series B in liquidation. Holders of the Series S Preferred Stock are entitled to 10,000 votes per share on all matters requiting shareholder vote. While Series S is outstanding no Common Stock dividends may be paid or declared by the Company.

(iv) 15,000,000 Series H Convertible Preferred Stock (“Series H”), of which there were no shares outstanding December 31, 2014. Each share of Series H, $0.01 par value per share, is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of the Series H Preferred Stock being converted multiplied by the Original Issuances Price of $0.01 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock is entitled to two hundred (200) votes per share of the Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2014, 2013, and 2012, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

2014

On December 22, 2014 the Company amended its Certificate of Formation to amend the number of its authorized shares of common stock, par value $0.0001 per share to 9,000,000,000 and preferred shares to 20,000,000, $0.0001 per share.

In May 2014, the Company issued an aggregate of 2,267,524,440 shares of Common Stock. 2,015,524,440 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $5,403,000, and aggregate of 2,000,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 250,000,000 shares from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of the Company’s Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of the Company’s Series H preferred stock to 69,444,444 shares of common stock.

On June 25, 2014, the Company issued 10,000,000 shares of common stock for current and future consulting services.

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

In October 2014, the Company issued an aggregate of 751,000,000 shares of Common Stock. 1,000,000 shares from the conversion of 10,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 750,000,000 shares from the conversion of 75,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock.

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

On March 14, 2012, the Company accepted subscriptions in the amount of $35,000 and issued 3,500,000 shares of Common Stock. In connection with these issuances, the Company also issued 3,500,000 warrants to investors to purchase Common Stock of the Company, which will expire on December 31, 2013, and extended the expiration date of 750,000 warrants which had expired to December 31, 2013. Also on March 14, 2012, the Company issued 1,200,000 shares of Common Stock to an employee for services valued at $20,000, and 600,000 shares of Common Stock to a vendor for services rendered.

On March 1, 2012, the Company converted 603,711 shares of Series B Convertible Preferred Stock into 60,371,100 shares of Common Stock. Also on March 1, 2012, the Company issued 3,000,000 shares of Common Stock to a vendor for services.

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

The Company believes that our unique products, market position and vertical integration strategy will stabilize and secure the supply chain, significantly reducing costs and industry uncertainties, and leading to further adoption and growth of the cardiac PET modality.

Positron believes it is the only commercial resource in the U.S. with practical knowledge and experience in all stages of Sr-82 production and generator lifecycle management. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. Currently, the Company is producing Active Pharmaceutical Ingredient (API) grade Sr-82 at its Lubbock, Texas, facility from strontium received from foreign irradiated source suppliers. The Company intends to further supplement strontium resources by pursuing additional supply agreements with all domestic and foreign irradiated source suppliers, requesting increases in production schedules from third party suppliers, and by recycling expired generators. Positron seeks to secure a long-term North America supply of medical radioisotopes for cardiac PET imaging by building and operating the world’s largest commercial high-energy/high-current cyclotron (70MeV) within the U.S. This 70 MeV cyclotron will be at the heart of providing a reliable, dependable, and indigenous supply of radioisotopes, stabilizing and building confidence in the PET market and nuclear medicine community overall. Securing and delivering a reliable supply of radioisotopes should also increase the demand for Positron’s complementary products.

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

In myocardial perfusion imaging, PET has been proven to be superior in sensitivity and specificity when compared to SPECT, the more commonly utilized modality. Cardiac PET scans, with Rb-82 Chloride or Nitrogen-13 Ammonia (N-13), result in a lower patient radiation exposure and capable of performing superior quantitative measurements such as coronary flow reserve. Cardiac PET imaging has been shown to provide a 50% reduction in invasive coronary arteriography and coronary artery bypass grafting, leading to a 30% costs savings and improved clinical outcomes, when compared to SPECT (M.E. Merhige, M.D., et al. Journal Nuclear Medicine 2007; 48:1069-1076).

The cardiac PET equipment market is much smaller than SPECT, but has seen significant annual growth of 30% during the last decade. Based on Company estimates there were approximately 170 dedicated cardiac PET & PET/CT scanners performing nuclear cardiology within the U.S. in 2014, a tenfold increase since 2006.

Barriers to entry

For many years, one of the major constraints for adoption of this modality had been the high cost of PET and PET/CT scanners. Many practices and hospitals could not justify the cost of a new system for cardiac studies. In 2009, Positron received FDA clearance to market and distribute its dedicated PET system, which is optimized for nuclear cardiology. The Attrius is the only new, cost effective, dedicated PET system available on the market. Other system manufacturers (GE, Philips, Siemens) offer PET/CT cameras, which have a 200%-300% higher purchase price; PET/CT systems also possess attributes that may affect the accuracy of a perfusion study, leading to false positives.

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

Positron is acutely focused on production of Sr-82. Positron possesses certain resources and technical advantages, unique to MIT, which will increase current and future strontium supply. Positron anticipates the cardiac PET market to rebound in Q4 2016, beginning with Bracco’s ability to now accept new generator customers, and with accelerated expansion upon market entry of the DraxImage’s generator, once FDA approved.

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

Market Potential

Although the cardiac PET industry since 2011, has experienced its most challenging years ever, it enabled the Company to aggressively pursue its strategy toward aggregating and integrating the key components critical in securing the cardiac value chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider. PET is the future of nuclear cardiology.

We believe that Positron is the only company with the critical components to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Consolidated results of operations for the years ending December 31, 2014 and 2013 include Positron and its wholly-owned subsidiaries: Imaging PET Technologies (“IPT”), Positron Isotope Corporation (“PIC”), Manhattan Isotope Technology LLC (“MIT”) and C-70.

Revenues - Revenues for the year ended December 31, 2014 were approximately $1,466,000 as compared to $1,630,000 for the year ended December 31, 2013. There were no PET systems sold during either year. Sales of PET systems have been negatively impacted by the shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to the voluntary recall of their Rb-82 generator and limited production capacity or supply of the parent isotope Sr-82.

Costs of Sales - Costs of sales for the year ended December 31, 2014 were approximately $1,362,000 compared to $1,206,000 for the year ended December 31, 2013.

Operating Expenses - The Company’s operating expenses were approximately $2,847,000 for the year ended December 31, 2014 compared to $3,762,000 for the year ended December 31, 2013.

General and administrative expenses during the year ended December 31, 2014 were $2,190,000 as compared to $2,779,000 for the year ended December 31, 2013. The company recorded $656,000 in stock based compensation in 2013, compared to 89,000 in 2014.

Research and development costs for the year ended December 31, 2014 were approximately $471,000 compared to $564,000 for the year ended December 31, 2013. Research and development costs included mostly payroll, contract labor and consulting fees for the PosiRx® development. In addition, the Company has incurred research and development costs related to its planned radiopharmaceutical facility in preparation for regulatory approvals and production. The Company intends to continue to support research and development in software, radiopharmaceutical products and automated devices. Sales and marketing expense for the years ended December 31, 2014 and 2013 were $186,000 and $419,000, respectively and were lower in 2013 due to the Company’s efforts to limit expenditures during the recall period of the Bracco Diagnostics rubidium generator.

Other Expenses – During the years ended December 31, 2014 and 2013, the Company recorded other expenses of approximately $159,000 and $3,766,000, respectively. Other expenses include interest expense, derivative gain (loss), debt modification expense and other gains and losses.

Interest expense was $1,823,000 and $2,137,000 for the years ended December 31, 2014 and 2013, respectively. $1,792,000 and $1,910,000 of the total interest expense for the years ended December 31, 2014 and 2013, respectively, was related to the accretion of debt discount associated with convertible debt.

Company recorded derivate gain of $1,237,000 and loss of $665,000, for the years ended December 31, 2014 and 2013, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt and warrant extensions.

During the years ended December 31, 2014 and 2013, the Company recognized expense of $9,000 and $821,000, respectively, on the modification of the terms of the convertible debentures.

During the year ended December 31, 2013 the Company recorded other expenses of $143,000, which is made up of foreign currency translation losses reclassified out of accumulated other comprehensive income. During the year ended December 31, 2014 the Company recorded other income of $754,000, which is made up recognizing deposits on machines of $658,000 and the settlement of certain obligation of $96,000.

Net Loss - For the year ended December 31, 2014, the Company had a net loss approximately of $2,584,000, or $0.00 per share, compared to a net loss of $7,104,000, or $0.00 per share, for the year ended December 31, 2013.

Liquidity and Capital Resources

Since inception, the Company has expended substantial resources on research and development. The Company has sustained substantial losses due to the limited number of systems sold or placed into service each year. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of approximately $126,016,000 at December 31, 2014. The Company will need to increase sales of systems, services, radiopharmaceuticals and radioisotopes and apply the research and development advancements to achieve profitability in the future. Prior to the voluntary recall of Sr-82/Rb-82 generators by Bracco Diagnostics, the Company had experienced an increase in sales with the launch of Attrius® PET system and expected additional increase in revenue through sales of automated radiopharmaceutical systems and recurring revenue from the sale of radiopharmaceuticals and radioisotopes. With an increase in sales, all systems material cost of goods and labor costs will be significantly lower. The Company expects that these developments will have a positive impact on the sales & service volumes and increased net margins. However, there is no assurance that the Company will be successful in selling new systems.

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

The Company’s current financial condition raises doubt as to its ability to continue as a going concern. The report of the Company’s independent registered public accountants, which accompanied the financial statements for the year ended December 31, 2014, is qualified with respect to that risk. If the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit or cease business activities or may seek protection from creditors under the bankruptcy laws.

At December 31, 2014, the Company had current assets of $730,000 and total assets of $1,869,000 compared to December 31, 2013, when current assets were $2,573,000 and total assets were $3,882,000. The decrease in current assets is attributable primarily to a decrease in cash during 2014.

Current liabilities at December 31, 2014 were $2,697,000 compared to $14,657,000 at December 31, 2013. At December 31, 2014 and 2013, current liabilities was largely comprised of accounts payable and accrued liabilities, customer deposits, unearned revenue, current portion of notes payable, convertible debt and embedded conversion derivative liabilities. The decrease in current liabilities as of December 31, 2014 is largely due to the $6,208,000 decrease in the embedded derivative liability associated with the convertible debentures, and decrease in the convertible notes less discount of $4,452,000, which were primarily conversions to common stock.

Net cash used in operating activities during the year ended December 31, 2014 was $2,415,000 compared to $3,046,000 used in operating activities during the year ended December 31, 2013.

Net cash used in investing activities was $26,000 for the year ended December 31, 2014 compared to $16,000 for the year ended December 31, 2013, was related primarily to purchases of property and equipment.

Net cash provided by financing activities was $905,000 and $4,563,000 for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, cash from financing activities was comprised of $1,000,000 from sales of common stock, $433,000 proceeds from the issuance of convertible debt, $435,000 payments of non-interest bearing advances and repayments of notes payable and capital lease of $93,000. During the year ended December 31, 2013, cash from financing activities was comprised of $2,520,000 proceeds from the issuance of convertible debt, $2,145,000 proceeds from non-interest bearing advances, which were partially offset by repayments of notes payable of $100,000, repayments of convertible debt of $100,000 and repayment of capital lease borrowings of $2,000.

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

Allowance for doubtful accounts

Our allowance for doubtful accounts reflects reserves for customer and other receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $171,000 and $141,000, respectively.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, we have identified the following material weaknesses in our disclosure procedures:

Audit Committee and Financial Expert - The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Disclosures of Related Party Transactions – The Company restated its financial statements for each of the first three quarters of 2014 following review of the Company’s related party disclosures during such periods.

The Company intends to enhance its process for classifying and categorizing transactions by examining all transactions on a monthly basis and communicating such transaction classifications to the Company’s accountants who prepare the quarterly schedules.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria. However, management did identify a material weakness.

The Company identified the following material weakness related to its internal controls over financial reporting:

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

None

ITEM 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such:

Name	Age	Position with the Company
Joseph G. Oliverio	45	President and Chairman of the Board
Corey N. Conn	52	Chief Financial Officer, Director
Sachio Okamura	64	Director
Dr. Anthony C. Nicholls	67	Director
Yuri Perevalov	62	Director

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Joseph G. Oliverio. Mr. Oliverio was appointed by the Board of Directors to serve as the Company's President on November 12, 2013 and was appointed Chairman of the Board of Directors on September 5, 2014. Mr. Oliverio served as Chief Technical Officer from May 14, 2009 to 2013 and President from 2005 to 2009. Prior to April 15, 2009, Mr. Oliverio served on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that manufactures the Company's PET products. Prior to joining Positron, Mr. Oliverio was the Chief Operating Officer of Michael E. Merhige, M.D., LLC, a renowned coronary disease reversal and prevention center. Mr. Oliverio earned an MBA from the University of Phoenix and a BS in Nuclear Medicine Technology from State University of New York at Buffalo, and is a certified nuclear medicine technologist. Mr. Oliverio has performed more than 13,000 combined heart and cancer PET scans using Positron devices and brings to the Company a valuable combination of business, clinical and technical skill sets. The Company’s Officers and Directors concluded Mr. Oliverio’s extensive clinical and technical PET experience and industry background make him an ideal candidate to serve on the Board of Directors.

Corey N. Conn.. Mr. Conn was appointed by the Board of Directors to serve as Chief Financial Officer in 2005 and was elected as a Director on January 2, 2008. Mr. Conn was Vice President of Business Development at iXL, an e-business and e-transformations services provider from June 1996 to September 1999 and also served as Managing Director of Virtual Partnerships, LLC, a business development and business strategy consulting firm from 1999 to 2004. Mr. Conn received a Bachelor’s Degree in Business Administration from Bradley University. The Company’s Officers and Directors concluded Mr. Conn’s extensive experience in financial compliance and operations in early stage companies make him an ideal candidate to serve on the Board of Directors.

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

Yuri Perevalov. Dr. Perevalov was elected as a Director on December 22, 2014. Dr. Perevalov is a business consultant and has been providing consulting services to the Company since June 2007. These consulting services include strategy and business development, merger and acquisitions, finance and operations. Prior thereto, Dr. Perevalov was Vice-President of Strategy and Business Development of IPT Inc., a wholly-owned subsidiary of the Company. Prior thereto, Mr. Perevalov held positions in financial analysis and planning in several different industries in Canada and for a decade was Executive Vice-President of Research and head of a department of the economic think-tank of the Russian Academy of Sciences, consulting the provincial government and large companies. Dr. Perevalov is an author of more than 130 publications and reports presented at numerous scientific conferences in Russia, Finland, Germany and Sweden. Dr. Perevalov holds a BS from the Ural State Technical University (Russia), a Candidate of Science degree in Economics (a PhD equivalent) and a Doctor of Science degree in Economics, both from the Russian Academy of Sciences.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows certain compensation information for each of the Named Executive Officers. Compensation data is shown for the years ended December 31, 2014 and 2013. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards (c)	Nonequity incentive plan	All other compensation	Total

Patrick G. Rooney, (a)	2014	$122,659	$-	$-	$-	$-	$-	$122,659
Former Chief Executive Officer	2013	$150,000	$-	$-	$191,931	$-	$-	$341,931

Joseph G. Oliverio,	2014	$150,000	$-	$-	$35,960	$-	$-	$185,960
President	2013	$156,000	$-	$-	$150,803	$-	$-	$306,803

Corey N. Conn,	2014	$156,861	$-	$-	$35,960	$-	$-	$192,821
Chief Financial Officer	2013	$150,000	$-	$-	$150,803	$-	$-	$300,803

Charles Conroy, (b)
Former Chief Operating Officer, Executive Director of Sales and Marketing	2013	$147,000	$-	$-	$-	$-	$-	$147,000

Yuri Perevalov, (d) Director	2014	$100,000	$-	$-	$-	$-	$-	$100,000

(a)	Mr. Rooney resigned in September 2014;
(b)	Mr. Conroy resigned as COO effective November 12, 2013
(c)	Option related to Series preferred share options extended to January 2020.

(d)	Compensation earned for consulting services and not as directors’ fees. Mr. Perevalov was appointed December 22, 2014

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014.

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Joseph Oliverio	550,000	(1)	-	$1.00	12/31/15	-	-	-	-
Joseph Oliverio	20,000,000	(2)	-	$0.01	1/17/15	-	-	-	-
Corey Conn	550,000	(1)	-	$1.00	12/31/15	-	-	-	-
Corey Conn	20,000,000	(2)	-	$0.01	1/17/15	-	-	-	-

(1)	- Options were granted for Series B preferred shares and were modified by the Board to extend the expiration to December 31, 2015
(2)	- In 2015, the Board extended these options under the existing terms to January 17, 2020.

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company's equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)

Series B Preferred Stock Options	1,370,000	$1.00	-
Common Stock	107,600,000	0.01	9,400,000

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

2009 Stock Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2009 Stock Incentive Plan ("2009 Plan"), which was adopted by the Board effective September 22, 2009. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2009 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 100,000 shares of Common Stock have been authorized for issuance under the 2009 Plan. During 2012, 86,000 shares total had been issued under the 2009 Plan. As of December 31, 2014, no shares had been issued under the 2009 Plan.

2010 Equity Incentive Plan

Positron's Board of Directors (the “Board”) administers the 2010 Equity Incentive Plan ("2010 Plan"), which was adopted by the Board effective March 25, 2010. The purpose of the 2010 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2010 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2010 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 500,000 shares of Common Stock have been authorized for issuance under the 2010 Plan. As of December 31, 2014 and 2013, 400,000 shares in total had been issued under the 2010 Plan. During 2014, 700,000 of these options were forfeited. As of December 31, 2014, the company had a total of 1,370,000 options outstanding. In 2015, the Board extended the outstanding options to January 17, 2020.

2012 Equity Incentive Plan

On January 17, 2012, Positron's Board of Directors (the “Board”) adopted the 2012 Equity Incentive Plan ("2012 Plan"). The plan authorizes issuance a total of 2,000,000 options to purchase common stock shares. The purpose of the 2012 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders. The 2012 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2012 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 2,000,000 shares of Common Stock have been authorized for issuance under the 2012 Plan. On January 17, 2012, the Company granted certain employees options to purchase 177,600,000 shares of common stock under the 2012 Plan at an exercise price of $0.01 per share. During 2012, 70,000 of these options were forfeited. On November 5, 2012, the Company granted additional options to purchase 200,000 shares of common stock to a new employee at an exercise price of $0.01 per share. Fifty percent of the January and November option grants vested immediately on the grant date and the remaining fifty percent vested on January 17, 2013. All the options issued under the plan expire on January 17, 2015. As of December 31, 2012, the Company had a total of 1,906,000 options outstanding, 50% of which were fully vested. The remaining 50% of options vested on January 17, 2013. During 2014, 80,500,000 of these options were forfeited. As of December 31, 2014, the company had a total of 107,600,000 options outstanding. In 2015, the Board extended the outstanding options to January 17, 2020.

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

Policy with Respect to $1 Million Deduction Limit

It is the Company's policy, where practical, to avail itself of all proper deductions under the Internal Revenue Code. Amendments to the Internal Revenue in 1993, limit, in certain circumstances, the deductibility of compensation in excess of $1 million paid to each of the five highest paid executives in one year. The total compensation of the executive officers did not exceed this deduction limitation in 2013 or 2011.

Compensation of Directors

Directors who are also employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

Non-Employee Director Compensation

During the year ended December 31, 2014 and 2013, our Non-Employee Directors received no compensation from the Company. Non-Employee Directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings.

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

Name of Beneficial Owner		Title of Class	Beneficial Ownership (a)	Number of Shares Subject to Options, Warrants and Convertible Preferred Stock Exercisable	Percent of Class (b)
Cecil O’Brate	(c)	Common	1,308,535,587	0	22.9%
Joseph G. Oliverio	(d)	Common	0	75,000,000	* %
Corey N. Conn	(e)	Common	813,311,111	85,500,000	14.24%
Sachio Okamura	(f)	Common	0	2,500,000	*
Dr. Anthony C. Nicholls	(g)	Common	0	1,500,000	*
Yuri Perevalov	(h)	Common	0	30,000,000	*
All Directors and Executive Officers as a Group (5 Persons)		Common	818,311,111	170,500,000	14.242%

* Does not exceed 1% of the referenced class of securities.

(a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b) For each shareholder, the calculation of beneficial ownership is based upon 5,709,834,011 shares of Common Stock outstanding as of March 31, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. Each share of Series A Preferred Stock converts into one fully paid and non-assessable shares of Common Stock. Each share of Series B Convertible Preferred Stock converts into one hundred (100) shares of Common Stock.

(c) Upon information available to the Company, includes 19,646,699 held jointly with Mr. O’Brate’s son. The address for Mr. O’Brate is 3118 N. Cummings Road, Garden City, OK 67846.

(d) Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Oliverio pursuant to stock options that are exercisable until December 31, 2014 and 20,000,000 shares of Common Stock options pursuant to 2012 Equity Incentive Plan that are exercisable until January 17, 2015.

(e) Includes 55,000,000 shares of Common Stock issuable upon full conversion of 550,000 Series B shares that may be acquired by Mr. Conn pursuant to stock options that are exercisable until December 31, 2014, warrants to purchase 10,500,000 shares of Common Stock at the exercise price of $.01 which expire on December 31, 2014, and 20,000,000 shares of Common Stock options pursuant to 2012 Equity Incentive Plan that are exercisable until January 17, 2015. Also includes 607,200,000 shares of Common Stock held by Pacno Family Trust over which Mr. Conn holds voting and dispositive power.

(f) Includes 2,500,000 shares of Common Stock issuable upon full conversion of 25,000 Series B shares that may be acquired by Mr. Okamura pursuant to stock options that are exercisable until December 31, 2014.

(g) Includes 1,500,000 shares of Common Stock issuable upon full conversion of 15,000 Series B shares that may be acquired by Dr. Nicholls pursuant to stock options that are exercisable until December 31, 2014.

(h) Includes 30,000,000 shares of Common Stock that may be acquired by Mr. Perevalov pursuant to options and conversion of Series B stock.

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

Cecil O’Brate, who holds 1,308,535,587 shares of the Company’s common stock, filed reports on Form 3 and Form 4 after the time proscribed for the filing of such reports.

The address for all officers and directors of the Company is 530 Oakmont Lane, Westmont, IL 60559.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

At December 31, 2014, the Company had deposits in the amount of $200,000 paid to Neusoft for Attrius® system(s) for which the Company has contracted.

During the period January 1, 2014 through December 31, 2014 the Company converted convertible notes to its former CEO in the amount of $1,300,000 into common stock.

During the period January 1, 2014 through December 31, 2014, the Company converted convertible notes to its CFO in the amount of $350,000 into common stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of Series H Preferred Stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H Preferred Stock to 69,444,444 shares of common stock.

During the period January 1, 2014 through December 31, 2014, the Company paid $67,000 of consulting fees to the brother of the Company’s former CEO, John Rooney.

On September 8, 2014, the Company’s former CEO and Chairman of the Board resigned in such capacities. From the date of his resignation as Chairman and CEO through December 22, 2014, the Company paid Patrick Rooney $37,500 for consulting services.

During the period January 1, 2014 through December 31, 2014, the Company repaid $245,500 of related advances to its former CEO.

During the period January 1, 2014 through December 31, 2014, the Company repaid $190,000 of related advances to its CFO.

As of December 31, 2014, $100,000 of convertible debt and $290,000 of advances are owed to the Company’s former CEO.

As of December 31, 2014, $310,000 of advances is owed to the Company’s CFO.

In September and December 2012, the Company issued two non-interest bearing convertible debentures totaling $380,000 to itsCFO and warrants to purchase 10,500,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share expiring on December 31, 2013. These debentures have since been converted by the CFO into shares of common stock.

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

	2014	2013

Audit fees (1)	$77,720	$78,835
Tax fees (2)	14,090	13,685

	$91,810	$95,520

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Registrant's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and tax planning.

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

ITEM 15. Exhibits

3.1 Certificate of Formation, as amended (incorporated herein by reference to Appendix A to the Company’s Definitive Information Statement filed on December 8, 2014).

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

4.3 Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2012.)

4.4 Statement of Designation Establishing Series S Convertible Redeemable Preferred Stock of Positron Corporation, dated November 7, 2008 (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 filed on November 19, 2008 (File No. 000-24092))

4.5 2007 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2012)

4.6 Statement of Designation Establishing Series H Junior Convertible Preferred Stock (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 27, 2013).

10.1 International Distribution Agreement dated as of November 1, 1992, by and between Positron Corporation and Batec International, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.2 Amended and Restated License Agreement dated as of June 30, 1987, by and among The Clayton Foundation for Research, Positron Corporation, K. Lance Gould, M.D., and Nizar A. Mullani (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.3 Clarification Agreement to Exhibit 10.7 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.4 Royalty Assignment dated as of December 22, 1988, by and between K. Lance Gould and Positron Corporation (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.5 Royalty Assignment dated as of December 22, 1988, by and between Nizar A. Mullani and Positron Corporation (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.6 Royalty Assignment dated as of December 22, 1988, by and between The Clayton Foundation and Positron Corporation (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.7 Consulting Agreement dated as of January 15, 1993, by and between Positron Corporation and K. Lance Gould, M.D. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.8 Contract No. 1318 dated as of December 30, 1991, by and between Positron Corporation and The University of Texas Health Science Center at Houston (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.9 Technology Transfer Agreement dated as of September 17, 1990, by and between Positron Corporation and Clayton Foundation for Research (incorporated herein by reference to Exhibit 10.54 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.10 Software Licenses dated as of March 1, 1993, by and between Positron Corporation and Oxford Instruments (UK) Limited (incorporated herein by reference to Exhibit 10.81 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.11 Distribution Agreement dated as of June 1, 1993, by and between Positron Corporation and Elscint, Ltd. (incorporated herein by reference to Exhibit 10.82 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.12 Agreement made and entered into as of November 15, 1993, by and between Positron Corporation and K. Lance Gould (incorporated herein by reference to Exhibit 10.101 to the Company’s Registration Statement on Form SB-2 (File No. 33-68722)).

10.13 First Amendment made and entered as of January 25, 1994, by and between Emory University d/b/a Crawford Long Hospital and Positron Corporation (incorporated herein by reference to Exhibit 10.102 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993).

10.14 Acquisition Agreement between General Electric Company and Positron Corporation dated July 15, 1996 (incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-KSB for the year ended December 31, 1996).

10.15 Sales and Marketing Agreement With Beijing Chang Feng Medical (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-KSB/A for the year ended December 31, 1996).

10.16 Agreement and Release dated as of November 30, 1999 by and among Positron Corporation, K. Lance Gould and University of Texas Medical Center (incorporated herein by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 (File No. 333-30316)).

10.17 Technology Purchase Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.18 Software License Agreement, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.19 Agreement for Services, dated as of June 29, 2003, by and between General Electric Company and Positron Corporation (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2003)

10.20 Joint Venture Contract dated July 30, 2005 between Positron Corporation and Neusoft Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.21 Technologies Contribution Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.22 Software Sub-License Agreement dated September 6, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.23 Trademark License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.24 Corporate Name License Agreement dated July 30, 2005 between Positron Corporation and Neusoft Positron Medical Systems Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

10.25 Employment Agreement dated December 27, 2005 between Positron Corporation and Joseph G. Oliverio (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.26 Joseph G. Oliverio Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.27 Joseph G. Oliverio Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.28 Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.29 2005 Stock Incentive Plan - Form Notice of Grant of Stock Option (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.30 2005 Stock Incentive Plan - Form Stock Option Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on March 9, 2006)†

10.31 2006 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on , 2006)

10.32 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-152616)).†

10.33 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-162204)).† 2009 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-165724)).†

14.1 Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A filed December 27, 2010).

21* List of Subsidiaries

31.1* Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1# Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2# Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Management contract or compensatory plan or arrangement identified pursuant to Item 13(a).

* Filed herewith

# Furnished herewith

(b) Reports on Form 8-K

For the quarter ending December 31, 2014, the Company filed two Current Reports on Form 8-K disclosing the resignation of Patrick G. Rooney as the Company’s Chairman and Chief Executive Officer and the appointment of Joseph G. Oliverio as Chairman of the Board of Directors and the appointment of Yuri Perevalov as member of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: March 31, 2015

	By:	/s/ Corey N. Conn
Corey N. Conn
Chief Financial Officer (principal financial officer)

	By:	/s/ Joseph G. Oliverio
Joseph G. Oliverio
Chief Technology Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ COREY N. CONN	Chief Financial Officer and Director	March 31, 2015
Corey N. Conn	(Principal Financial Officer)

/s/ JOSEPH G. OLIVERIO	Officer and Director	March 31, 2015
Joseph G. Oliverio

/s/ YURI PEREVALOV	Director	March 31, 2015
Yuri Perevalov

/s/ SACHIO OKAMURA	Director	March 31, 2015
Sachio Okamura

/s/ ANTHONY C. NICHOLLS	Director	March 31, 2015
Dr. Anthony Nicholls

POSITRON CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

for the years ended December 31, 2014 and 2013

FINANCIAL STATEMENTS

Sassetti LLC

Certified Public Accountants

The Board of Directors

Positron Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Positron Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Positron Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2015

6611 W. North Avenue * Oak Park, Illinois 60302 * Phone (708) 386-1433 * Fax (708) 386-0139

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$208	$1,744
Accounts receivable, less allowance for doubtful accounts of $171 and $141	175	247
Inventories, less reserve of $513 and $444	330	547
Prepaid expenses	17	35
Total current assets	730	2,573

Property and equipment, less accumulated depreciation of $655 and $503	919	1,044
Intangible assets, less accumulated amortization of $5 and $4	9	10
Other assets	211	255
Total assets	$1,869	$3,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$849	$1,401
Customer deposits	-	658
Unearned revenue	27	45
Advances from related parties	600	1,035
Notes payable – current portion	461	98
Convertible debentures, less debt discount of $460 and $1,328	-	4,452
Embedded conversion derivative liabilities	760	6,968
Total current liabilities	2,697	14,657

Notes payable – noncurrent portion	9	466
Total liabilities	2,706	15,123

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 262,485 and 3,056,487 shares issued and outstanding	262	2,750
Series S preferred stock: $1.00 par value; convertible, redeemable; 100,000 shares authorized; 0 and 100,000 shares issued and outstanding	-	100
Series H preferred stock: $0.01 par value; convertible, redeemable; 15,000,000 shares authorized; 0 and 12,500,000 shares issued and outstanding	-	125
Common stock: $0.0001 in 2014 and $0.01 in 2013par value; 9,000,000,000 shares authorized; 5,554,695,123 and 1,452,548,262 shares issued and outstanding	555	14,208
Additional paid-in capital	123,929	94,575
Accumulated deficit	(126,016)	(123,432)
Treasury stock: 60,156 shares at cost	(15)	(15)
Total stockholders’ deficit	(837)	(11,241)
Total liabilities and stockholders’ deficit	$1,869	$3,882

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013

Sales:	$1,466	$1,630

Costs of sales:	1,362	1,206

Gross profit	104	424

Operating expenses:
General and administrative	2,190	2,779
Research and development	471	564
Selling and marketing	186	419

Total operating expenses	2,847	3,762

Loss from operations	(2,743)	(3,338)

Other income (expense)
Interest expense	(1,823)	(2,137)
Derivative gain (loss)	1,237	(665)
Debt modification expense	(9)	(821)
Other income (expenses)	754	(143)

Total other income (expense)	159	(3,766)

Loss before income taxes	(2,584)	(7,104)

Income taxes	-	-

Net loss	(2,584)	(7,104)

Other comprehensive loss Foreign currency translation adjustment	-	143

Other comprehensive loss	$(2,584)	$(6,961)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	3,704,479	1,452,364

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series S Preferred Stock		Series H Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance December 31, 2012	457,599	$448	3,056,487	$2,750	100,000	$100	-	$-	1,451,927,262	$14,203

Issuance of Series H preferred stock	-	-	-	-	-	-	12,500,000	125	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	621,000	5

Close other comprehensive income	-	-	-	-	-	-	-	-	-	-

Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2013	447,652	$448	3,056,487	$2,750	100,000	$100	12,500,000	$125	1,452,548,262	$14,208

Conversion of Series H preferred stock	-	-	-	-	-	-	(12,500,000)	(125)	347,222,221	35

Conversion of Series S preferred stock	-	-	-	-	(100,000)	(100)	-	-	1,000,000,000	100

Conversion of Series B preferred stock	-	-	(2,794,002)	(2,488)	-	-	-	-	279,400,200	28

Issuance of common stock for debt	-	-	-	-	-	-	-	-	2,132,191,107	213

Issuance of common stock for equity	-	-	-	-	-	-	-	-	333,333,333	33

Issuance of common stock for services	-	-	-	-	-	-	-	-	10,000,000	1

Adjustment for decrease in par value from $0.01 to 0.0001	-	-	-	-	-	-	-	-	-	(14,063)

Reclassification of embedded conversion derivative liabilities to APIC upon conversion of convertible debentures	-	-	-	-	-	-	-	-	-	-

Extension of debt warrants	-	-	-	-	-	-	-	-	-	-

Stock based compensation - stock options	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-

Balance December 31, 2014	447,652	$448	262,485	$262	-	$-	-	$-	5,554,695,123	$555

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share data)

	Additional Paid- In Capital	Other Comprehensive Income	Accumulated Deficit	Treasury Stock Shares		Total
				Shares	Amount

Balance December 31, 2012	$92,795	$(143)	$(116,328)	602	$(15)	$(6,190)

Issuance of Series H preferred stock	1,125	-	-	-	-	1,250

Issuance of common stock for services	-	-	-	-	-	5

Close other comprehensive income	-	143	-	-	-	143

Stock based compensation - stock options	655	-	-	-	-	655

Net Loss	-	-	(7,104)	-	-	(7,104)

Balance December 31, 2013	94,575	$-	$(123,432)	602	$(15)	$(11,241)

Conversion of Series H preferred stock	90	-	-	-	-	-

Conversion of Series S preferred stock	-	-	-	-	-	-

Conversion of Series B preferred stock	2,460	-	-	-	-	-

Issuance of common stock for debt	5,766	-	-	-	-	5,979

Issuance of common stock for equity	967	-	-	-	-	1,000

Issuance of common stock for services	34	-	-	-	-	35

Adjustment for decrease in par value from $0.01 to 0.0001	14,063	-	-	-	-	-

Reclassification of embedded conversion derivative liabilities to APIC upon conversion of convertible debentures	5,876	-	-	-	-	5,876

Extension of debt warrants	9	-	-	-	-	9

Stock based compensation - stock options	89	-	-	-	-	89

Net Loss	-	-	(2,584)	-	-	(2,584)

Balance December 31, 2014	$123,929	$-	$(126,016)	602	(15)	(837)

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,584)	$(7,104)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	30	91
Depreciation and amortization	152	160
Impairment of intangible asset	-	346
Stock based compensation	89	656
Derivative (gain) losses	(1,237)	665
Debt modification expense	9	821
Common stock issued for services	35	6
Contingent earnout	-	(205)
Accretion of debt discount	1,763	1,970
Inventory reserve	69	(13)
Other		143
Changes in operating assets and liabilities:
Accounts receivable	42	(65)
Inventories	148	17
Prepaid expenses and other assets	71	(200)
Accounts payable, trade and accrued liabilities	(326)	(233)
Customer deposits	(658)	(88)
Unearned revenue	(18)	(13)

Net cash used in operating activities	(2,415)	(3,046)

Cash flows from investing activities:
Purchase of property and equipment	(26)	(16)

Net cash used in investing activities	(26	(16)

Cash flows from financing activities:
Payments on note payable	(90)	(100)
Noninterest bearing advances	-	2,245
Payment of noninterest bearing advances	(435)	-
Payments on capital lease	(3)	(2)
Common stock issued for cash	1,000	-
Proceeds from convertible debt	433	2,520
Payments on convertible debt		(100)

Net cash provided by financing activities	905	4,563

Net decrease in cash and cash equivalents	(1,536)	1,501

Cash and cash equivalents, beginning of period	1,744	243

Cash and cash equivalents, end of period	$208	$1,744

Supplemental cash flow information:
Interest paid	$33	$39
Allocation of Convertible Debentures to warrants and embedded conversion derivative liability	$433	$3,695
Conversion of advances to series H preferred stock	$-	$1,125
Conversion of convertible debenture, and derivative liability to common stock	$8,364	$-
Conversion of Series B shares to common stock	$2,488	$-
Conversion of Series S shares to common stock	$100	$-
Conversion of Series H shares to common stock	$125	$-
Equipment under capital lease	$-	$16

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

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

MIT Positron possesses the unique and specialized expertise in all stages of strontium-82 (Sr-82) production and spent generator lifecycle management. The Company has the ability to produce API grade strontium-82 from target material received from its foreign collaborators.

On June 26, 2014, the Company formed C70 Isotopes, Inc., a Texas corporation and wholly-owned subsidiary (“C70”). On July 11, 2014 the Company entered into a non-binding Memorandum of Agreement (“MOA”) with a large university located in Texas to develop and operate a 70 megavolt cyclotron facility dedicated to the manufacture of isotopes including research and development and other cyclotron related services. The location of the facility would be on property associated with the university.

Principles of Consolidation:

For the years ended December 31, 2014 and 2013, the financial statements include the transactions of Positron Corporation and its wholly-owned subsidiaries, IPT and MIT, Positron Pharmaceuticals Company and C70. All intercompany transactions have been eliminated.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission,

All significant intercompany balances and transactions have been eliminated.

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

Affiliated Entities:

Affiliated entities and their affiliation, as defined by FASB Codification Topic 850 are as follows:

Solaris Opportunity Fund owns or controls common and preferred shares of the Company and its managing member is the former CEO of the Company.

The Company has a 1% ownership interest in the joint venture Neusoft Positron Medical Systems ("Neusoft"). Both the Company and the joint venture's other partner, Neusoft Medical Systems purchase PET systems at a wholesale transfer price from Neusoft. The Company maintains one of five board seats on Neusoft's board. The Company currently accounts for its investment in Neusoft on the cost method and has no recorded value as of December 31, 2014 and 2013 based on prior losses of Neusoft.

Concentrations of Credit Risk:

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances.

During the twelve months ended December 31, 2014, no one customer accounted for more than 10% of sales and a separate customer accounted for 75% of accounts receivable. During the twelve months ended December 31, 2013, one customer accounted for 10% of sales and a separate customer accounted for 80% of accounts receivable.

Cash Equivalents and Short-term Investments:

For the purposes of reporting cash flows, the Company considers highly liquid, temporary cash investments with an original maturity period of three months or less to be cash equivalents.

Accounts Receivable:

Accounts receivable consist of amounts due from customers. The Company records a provision for doubtful accounts to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer credit worthiness and current economic trends.

Goodwill and Other Intangible Assets:

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill was tested as of December 31, 2013 at which time the Company determined that the carrying value of goodwill was impaired. Impairment loss of $346,000 was recognized during the year ended December 31, 2013. There was no goodwill at December 31, 2014.

Definite lived intangible assets are being amortized over their useful lives.

Inventory:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory valuation. Management assesses the recoverability and establishes reserves of the various inventory components on a quarterly basis and is based on the estimated net realizable values of respective finished, in process and raw material inventories.

Property and Equipment:

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

Impairment of Long-Lived Assets:

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and 2013 (in thousands):

	Level 1	Level 2	Level 3

Embedded conversion derivative liability
December 31, 2014	$-	$-	$760
December 31, 2013	$-	$-	$6,968

The following table reconciles, for the year ended December 31, 2014 and 2013 and 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2012	$3,981
Fair value of embedded conversion derivative liabilities at issuance	1,501
Debt modification expense	821
Loss on fair value adjustments to embedded conversion derivative liabilities	665
Balance of embedded conversion derivative liability as of December 31, 2013	$6,968
Fair value of embedded conversion derivative liabilities at issuance	896
Debt modification expense	9
Gain on fair value adjustments to embedded conversion derivative liability	(1,237)
Reductions in fair value due to conversion of convertible debentures into common stock	(5,876)
Balance of embedded conversion derivative liability at December 31, 2014	$760

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

The derivatives were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2014	December 31, 2013
Market value of stock on measurement date	$0.0014	$0.0085
Risk-free interest rate	0.26%	0.15%
Dividend yield	0%	0%
Volatility factor	223%	141%
Term	1 year	1 year

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

The Company valued the embedded derivative conversion using Black-Scholes method. The debt discount attributable to the embedded conversion derivative liability at issuance or modification during the years ended December 31, 2014 and 2013 was $460,000 and $1,500,000, respectively.

At December 31, 2014, convertible notes totaled $460,000 of which $460,000 was attributable to the discount on debt. These notes originally were set to mature on December 31, 2014 but were extended under existing terms through December 31, 2015.

Income Taxes:

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

The Company’s federal and state tax forms for the years ending December 31, 2011, 2012 and 2013 are subject to examination by the IRS or other taxing authorities, generally for three years after they are filed.

Accumulated Other Comprehensive Income:

During the year ended December 31, 2013 $143,000 of Accumulated other comprehensive income relating to foreign currency translation adjustments associated with transactions denominated in foreign currency was reclassified to net income.

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

Research and Development Expenses:

All costs related to research and development costs are charged to expense as incurred and include salaries and benefits, supplies and consulting expenses.

Stock Based Compensation:

We recognize compensation expense for share-based awards using the fair value of the option at the time of the grant and amortizing the fair value over the estimated service period on the straight-line attribute method.

Loss Per Common Share:

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $126,016,000 and a stockholders’ deficit of $837,000 at December 31, 2014. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company utilized $433,000 proceeds from issuance of convertible debt and $1,000,000 proceeds on the sale of common stock for equity to fund operating activities during the year ended December 31, 2014. The Company had cash and cash equivalents of approximately $208,000 at December 31, 2014, accounts payable and accrued liabilities of approximately $849,000 and a negative working capital of $1,967,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other assets at December 31, 2014 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $10,000 in operating lease deposits. Other assets at December 31, 2013 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems and $18,000 in operating lease deposits.

4.	Inventories

Inventories at December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Finished systems	$-	$24
Raw materials and service parts	422	927
Work in progress	421	40
	843	991
Less: Reserve for obsolete inventory	(513)	(444)
	$330	$547

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation. The Company evaluated the reserve as of December 31, 2014 and December 31, 2013.

5.	Property and Equipment

Property and equipment at December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Buildings	$500	$500
Furniture and fixtures	88	88
Leasehold improvements	72	72
Computer equipment	76	62
Research equipment	679	667
Machinery and equipment	158	158
	1,573	1,547
Less: Accumulated depreciation	(654)	(503)
	$919	$1,044

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Trade accounts payable	$660	$849
Accrued royalties	-	87
Accrued interest	59	278
Sales taxes payable	79	89
Accrued compensation	47	70
Other accrued expenses	4	28

Total	$849	$1,401

7.	Customer Deposits

Customer deposits represent amounts paid to the Company by customers for devices in advance of manufacturing completion and/or shipment of the device to the customer.  Deposit amounts may vary depending on the contract.  Included in customer deposits at December 31, 2013 were deposits of approximately $658,000 from a customer that had placed an order in 2007 for five Nuclear Pharm-Assist™ systems.  There was no assurance that this customer would fulfill its order for these devices. Management, under advice of counsel, believes that they have fulfilled their responsibilities under the contract and based on current status have recorded these deposits in other income for the year ended December 31, 2014.

Our customer sales contracts require our customers to pay the Company 30% upon signing the contract, 60% upon notification to ship, and the remaining 10% after customer acceptance.

8.	Convertible Debt

Convertible Debentures 2013

In December 2013, the Company issued $2,520,000 of convertible debentures (“Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion. On December 9, 2013, one of the Investors agreed to convert $1,000,000 of his outstanding debt, pending authorization and/or issuance of additional shares of common stock. As of December 9, 2013, there were not enough shares available to convert.

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

Convertible Debentures 2014

During 2014, the Company issued $433,000 of convertible debentures (“Convertible Debentures”) to certain investors (“Investors”). The Convertible Debentures do not accrue interest. The debentures were originally scheduled to mature on December 31, 2014. The Investors are entitled to convert the accrued interest and principal of the Convertible Debentures into common stock of the Company at a conversion price equal to 55% of the lowest daily volume weighted average price for the three trading days preceding conversion.

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

The following is a summary of the proceeds from the issuance of the Convertible Debentures and the initial accounting of the issuance (in thousands):

Proceeds from convertible debt issuance	$433
Allocation of proceeds to embedded conversion derivative liability	(433)

Converted debentures 2014

During 2014, various investors agreed to convert $5,753,000 of their outstanding debt into common stock. The result was the issuance of 2,132,191,107 shares of common stock

Convertible debentures as of December 31, 2014

As of December 31, 2014, the holders of the convertible debentures issued in 2012 agreed to extend those issuances through December 31, 2015. Certain related Warrants were also extended through December 31, 2015. Approximately $9,000 in expense was recorded for the year ended December 31, 2014 related to modification of the Warrants.

As of December 31, 2014, convertible debt totaled $460,000 of which $460,000 was attributable to the discount on debt. These notes originally were set to mature on December 31, 2014 but were extended under existing terms through December 31, 2015.

During the years ended December 31, 2014 and 2013, the Company recognized interest expense related to Convertible Debentures of $1,763,000 and $1,970,000, respectively. As of December 31, 2014 and December 31, 2013, accrued interest on Convertible Debentures was $59,218 and $277,542 respectively. Convertible Debentures outstanding as of December 31, 2014 and 2013 were as follows (in thousands):

December 31, 2014	Unrelated parties	Related parties	Total

Convertible debentures- face value	$360	$100	$460
Debt discount	(360)	(100)	(460)
Total convertible debentures	-	-	$-
Less current portion	-	-	-
Long term portion	$-	$-	$-

December 31, 2013	Unrelated parties	Related parties	Total

Convertible debentures- face value	$4,030	$1,750	$5,780
Debt discount	(1,328)	0	(1,328)
Total convertible debentures	2,702	1,750	$4,452
Less current portion	(2,702)	(1,750)	(4,452)
Long term portion	$-	$-	$-

9.	Notes Payable and Advances from Related Parties

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on February 10, 2015. The note renews annually. The monthly payment to LANB on the promissory note is $10,000, with an interest rate of 5.5%. The Company is currently negotiating with the bank and other institutions to extend the loan, but entire balance is included in current notes payable as of December 31, 2014. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $32,000 and $35,000 during the years ended December 31, 2014 and 2013, respectively. The note’s outstanding amount was $458,000 at December 31, 2014. In September 2014, the banks changed its terms to increase the interest rate to 10.0% with monthly payments of $11,805 and a balloon payment of $453,433 due in February 2015. The Company is currently in default of the note with LANB and is currently negotiating repayment options.

During the twelve months ended December 31, 2013, the Company received $2,285,000 in convertible and short term notes from their former CEO and current CFO to help fund operations. The notes are unsecured and non-interest bearing. As of December 31, 2013, $1,250,000 of the notes/advances were converted to preferred shares (see note 17). The total outstanding notes/advances at December 31, 2013 were $1,035,000. As of December 31, 2014, the Company had outstanding advances of $600,000, from their former CEO and CFO to help fund operations. The notes are unsecured and non-interest bearing.

The Company entered into a capital lease for equipment at interest rate of 7.25%, payable through 2018. The assets and liabilities under the capital lease are recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital lease at December 31, 2014 and 2013 was $16,300, with accumulated depreciation of $2,300 and $1,165, respectively.

Future maturities of notes payable, advances and capital leases are as follows:

Debt maturities as of December 31,
2015	$1,061,000
2016	4,000
2017	4,000
2018	1,000
1,070,000
Less: current portion	1,061,000
Note payable – noncurrent portion, capital leases	$9,000

10.	Stockholders’ Deficit

2014

On December 22, 2014 the Company amended its Certificate of Formation to amend the number of its authorized shares of common stock, par value $0.0001 per share to 9,000,000,000 and preferred shares to 20,000,000, $0.0001 per share.

In May 2014, the Company issued an aggregate of 2,267,524,440 shares of Common Stock. 2,015,524,440 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $5,403,000, and aggregate of 2,000,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 250,000,000 shares from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of the Company’s Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of the Company’s Series H preferred stock to 69,444,444 shares of common stock.

On June 25, 2014, the Company issued 10,000,000 shares of common stock for current and future consulting services. The Company recorded $35,000 for consulting services.

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

In October 2014, the Company issued an aggregate of 751,000,000 shares of Common Stock. 1,000,000 shares from the conversion of 10,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 750,000,000 shares from the conversion of 75,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock.

2013

On April 12, 2013, the Company issued 621,000 shares of common stock for consulting services. On the date of the issuance, the common stock had a fair market value of $0.008 per share. The Company recorded consulting fee expense of $5,000 for the issuance of the shares.

On April 11, 2013, the Company accepted subscriptions from Patrick Rooney, its former Chairman and Chief Executive Officer, and Corey Conn, its Chief Financial Officer and converted certain advances (see note 17) in the amounts of $500,000 and $250,000 respectively for an aggregate investment of $750,000. In consideration of these subscriptions, the Company issued 7,500,000 shares of its newly created Series H Junior Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”). In November 2013, the Company accepted a subscription from Patrick G Rooney, former Chairman and CEO to convert additional advances in the amount of $500,000 for 5,000,000 shares of Series H Preferred Stock. The Series H Preferred Stock ranks junior to dividends and distributions of the Company’s assets upon liquidation to all previously-issued shares of the Company’s capital stock and is not entitled to receive interest or dividends. The Series H Preferred Stock is convertible into shares of the Company’s Common Stock at a rate equal to the number of shares of Series H Preferred Stock being converted multiplied by the Original Issuance Price of $0.10 and divided by seventy percent (70%) of the daily weighted volume average price for the three trading days prior to conversion. The Series H Preferred Stock shall be entitled to two hundred (200) votes per share of Series H Preferred Stock on all matters which holders of Common Stock are entitled to vote.

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

In January 2010 the Company granted certain employees options to purchase 2,500,000 shares of Series B Preferred stock at an exercise price of $1.00 per share (the “Preferred Options”.) The options vested immediately and have a term of three years. Accordingly, in January 2010 the Company recorded compensation expense of $2,500,000 for the Preferred Option grants. At December 31, 2013 430,000 of these options expired and 2,070,000 were extended for one year, for which the Company recorded compensation expense of $567,567. At December 31, 2014, 700,000 of these options expired and 1,370,000 were extended for one year. The Company recorded compensation expense of $89,572 for the extended Preferred Option grants. Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

	2014	2013

Expected life (years)	1	1
Risk free rate of return	0.11%	0.11%
Dividend yield	0	0
Expected volatility	233%	200%

A summary of Series B Preferred stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price

Balance at December 31, 2012	2,500,000	$1.00
Expired/forfeited	(430,000)	1.00
Balance at December 31, 2013	2,070,000	$1.00
Expired/forfeited	(700,000)	1.00
Exercised	-	-
Balance at December 31, 2014	1,370,000	$1.00
Exercisable, December 31, 2014	1,370,000	$1.00

On January 17, 2012, Positron's Board of Directors (the “Board”) adopted the 2012 Equity Incentive Plan ("2012 Plan"), authorizing issuance of 200,000,000 stock options to purchase shares of the Company’s common stock.

As of December 31, 2012, the Company had a total of 190,600,000 options outstanding with 9,400,000 options available for issuance under the 2012 Plan. Fifty (50) percent of the outstanding options were fully vested and the remaining fifty (50) percent vest on January 17, 2013. All the options issued under the 2012 Plan expire on January 17, 2015. In 2015, the Board extended the outstanding options to January 17, 2020 under the existing terms. A compensation charge will be recorded in the first quarter of 2015.

A summary of common stock option activity is as follows:

	Shares Issuable Under Outstanding Options	Weighted Average Exercise Price

Balance at December 31, 2012	190,600,000	$0.01
Expired/forfeited	(2,500,000)	0.01
Balance at December 31, 2013	188,100,000	$0.01
Expired/forfeited	(80,500,000)	0.01
Exercised	-	-
Balance at December 31, 2014	107,600,000	$0.01
Exercisable, December 31, 2014	107,600,000	$0.01

Warrants

A summary of warrant activity based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2012	267,350,000	$0.01-0.15	$0.03
Warrants exercised	-	-	-
Warrants expired	(144,850,000)	$0.01-0.15	$0.02
Balance at December 31, 2013	122,500,000	$0.01-0.12	$0.01
Warrants exercised	-	-	-
Warrants expired	(9,500,000)	0.01-0.12	$0.01
Balance at December 31, 2014	13,000,000	$0.01	$0.01

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2014 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price
13,000,000	(b)	1.00	$0.01

(a) Warrants expire six months after the date on which a registration statement is filed and accepted by the Securities Exchange Commission permitting a sale of the shares issuable upon exercise of the warrant.

(b) Warrants were originally set to expire on December 31, 2014, but were extended by the Company through December 31, 2015.

Preferred Stock

The Company’s Certificate of Formation, as amended, authorizes the issuance of 20,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine, prior to issuing any such series of preferred stock and without any vote or action by the shareholders, the rights, preferences, privileges and restrictions of the shares of such series, including dividend rights, voting rights, terms of redemption, the provisions of any purchase, retirement or sinking fund to be provided for the shares of any series, conversion and exchange rights, the preferences upon any distribution of the assets of the Company, including in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the preferences and relative rights among each series of preferred stock. The Board of Directors has designated the following series of preferred stock.

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

As of December 31, 2014 and 2013, there were 447,652 shares of Series A Preferred Stock outstanding.

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

As of December 31, 2014 and 2013, 272,000 and 3,056,487 shares of Series B Preferred Stock were outstanding, respectively.

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

As of December 31, 2014 and 2013, there are no shares of Series G Preferred Stock outstanding.

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

As of December 31, 2014 and 2013, 0 and 100,000 shares of Series S Convertible Preferred Stock were outstanding.

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

As of December 31, 2014 and 2013, 0 and 12,500,000 shares of Series H Preferred Stock were outstanding, respectively.

12.	Other Expenses

During the years ended December 31, 2014 and 2013, the Company recorded other income of approximately $159,000 and expenses of approximately $3,766,000, respectively. Other expenses include interest expense, derivative expenses and other gains and losses.

Interest expense was $1,823,000 and $2,137,000 for the years ended December 31, 2014 and 2013, respectively. $1,763,000 and $1,970,000 of the total interest expense for the years ended December 31, 2014 and 2013, respectively, was related to the accretion of debt discount associated with convertible debt.

For the years ended December 31, 2014 and 2013, the Company recorded gains of approximately $1,237 and losses of approximately $665,000, respectively, on fair value adjustments to embedded conversion derivative liability associated with the convertible debt. Debt modification expense was $9,000 and $821,000 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2013 the Company recorded other expenses of $143,000, which is made up of foreign currency translation losses reclassified out of accumulated other comprehensive income. During the year ended December 31, 2014 the Company recorded other income of $754,000, which is made up recognizing deposits on certain prior machine orders as income and the write off of certain prepaid and accrued expenses.

13.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended December 31, 2014 and 2013, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	December 31, 2014	December 31, 2013
Numerator
Basic and diluted loss	$(2,584)	$(7,104)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	3,704,479	1,452,364

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	December 31, 2014	December 31, 2013
Convertible Series A preferred stock	448	448
Convertible Series B preferred stock	26,248	305,648
Convertible Series S preferred stock	-	1,0000,000
Convertible Series H preferred stock	-	482,625
Stock warrants	13,000	122,500
Convertible debt	1,083,096	2,693,553
Common stock options	107,600	188,100
Series B preferred stock options	137,000	207,000

14.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2014, the Company had domestic net operating loss (“NOL”) carryforwards for income tax purposes of approximately $55,340,000 which expire in 2015 through 2034. Under the provisions of Section 382 of the Internal Revenue Code greater than 50% ownership changes that occurred in the Company may significantly limit the Company’s ability to utilize its NOL carry forwards to reduce future taxable income and related tax liabilities.

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

The composition of deferred tax assets and the related tax effects at December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Domestic net operating losses	$20,092	$18,816
Stock option compensation	30	223
Book/tax differences in fixed assets	31	27
Accrued liabilities and reserves	267	327
	20,420	19,393
Valuation allowance	(20,420)	(19,393)
	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

	December 31, 2014%		December 31, 2013%
Benefit for income taxes at federal statutory rate	$878	34	2,415	34
Derivative losses	420	16	(226)	(3)
Discount amortization and other	(599)	(23)	(949)	(13)
Change in rates and other	328	13	(2,286)	(32)
Change in valuation allowance	(1,027)	(40)	1,046	14
	-	-	-	-

15.	401(k) Plan

The Positron Corporation 401(k) Plan and Trust (the “Plan”) covers all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least one quarter of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan allows for the Company to make discretionary contributions in an amount equal to 25 percent of the participant’s deferral contributions, up to 6 percent of the employee’s compensation, as defined in the Plan agreement. The Company made no contributions in 2014 and 2013. The Board of Directors of the Company may authorize additional discretionary contributions; however, no such contributions were made by the Company in 2014 or 2013.

16.	Related Party Transactions

2014

During the period January 1, 2014 through December 31, 20214 the Company converted convertible notes to its former CEO in the amount of $1,300,000 to common stock.

During the period January 1, 2014 through December 31, 2014, the Company converted convertible notes to its CFO in the amount of $350,000 to common stock.

On June 25, 2014, the Company’s former CEO converted 10,000,000 shares of Series H preferred stock to 277,777,777 shares of common stock.

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 69,444,444 shares of common stock.

During the period January 1, 2014 through December 31, 2014, the Company repaid $245,500 to its former CEO from related advances.

During the period January 1, 2014 through December 31, 2014, the Company repaid $190,000 to its CFO from related advances.

As of December 31, 2014, $100,000 of convertible debt and $290,000 of advances are owed to the Company’s former CEO.

As of December 31, 2014, $310,000 of advances is owed to the Company’s CFO.

On September 8, 2014, the Company’s former CEO and Chairman of the Board resigned in such capacities. From the date of his resignation as CEO through December 22, 2014, the Company paid Patrick Rooney $37,500 for consulting services.

During the year ended December 31, 2014, the Company paid $67,000 of consulting fees to the brother of the Company’s former CEO, John Rooney.

2013

On January 31, 2013 the Company accepted a non-interest bearing $250,000 advance from its former CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On February 27, 2013 the Company accepted a non-interest bearing $250,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On March 25, 2013 the Company accepted a non-interest bearing $100,000 advance from its former CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

During June 2013 the Company accepted a non-interest bearing $185,000 advance from its former CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 4, 2013 the Company accepted a non-interest bearing $150,000 advance from its CFO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On April 11, 2013, the Company converted certain advances from its former CEO and CFO in the amounts of $ 500,000 and $ 250,000, respectively, into Series H preferred shares (see note 15).

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

On August 26, 2013 the Company accepted a non-interest bearing $250,000 advance from its former CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On November 2, 2013 the Company accepted a non-interest bearing $100,000 advance from its former CEO.  At the time, the Company issued no shares or warrants in connection with this transaction.

On November 7, 2013, the Company converted certain advances from its former CEO in the amount of $500,000, into Series H preferred shares (see note 15).

During 2013, the Company paid $201,000 in deposits to the joint venture partner, Neusoft, for Attrius ® Systems.

17.	Commitments

Lease Agreements:

On April 19, 2010, the Company entered into an operating lease agreement with a third party for warehousing and office space in Niagara, New York. The lease expires in May 2014, with an option to renew for an additional three years. Monthly rent is $1,800. The Company is currently negotiating an extension.

On July 7, 2011, the Company entered into an operating lease with a third party for space for medical device assembly and warehousing at a building in Fishers, Indiana. The Company is required to make payments of $5,083 each month from December 1, 2011 through November 13, 2013, and $5,287 from December 1, 2013 through November 30, 2016. The amount of leased space at this location is approximately 9,761 square feet. In March 2015, the Company and the landlord agreed to a termination of the lease and vacation of the premises effective April 30, 2015. The Company will take a charge to income in the first quarter 2015 for the remaining lease term and other closure items.

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

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company entered into a settlement with the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act and to have the determination of any monetary penalty be decided in a judicial hearing which has not yet been scheduled.

On March 16, 2015, the Company received notice from that it had defaulted on its obligations under a note payable to Los Alamos National Bank (“LANB”) in the original principal amount of $700,000. The note’s outstanding amount was $458,000 at December 31, 2014. In September 2014, the banks changed its terms to increase the interest rate to 10.0% with monthly payments of $11,805 and a balloon payment of $453,433 due in February 2015. The Company is currently negotiating repayment options.

18.	Selected Quarterly Financial Data (Unaudited) (in thousands)

	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Net Sales	$456	$355	$396	$259
Gross profit (loss)	28	45	4	27
Net loss	(861)	(201)	(1,436)	(86)
Net earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic and diluted shares	1,452,548	3,452,521	4,365,383	5,538,189

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net Sales	$371	$432	$351	$476
Gross profit (loss)	125	14	121	164
Net loss	(1,201)	(1,088)	(1,390)	(3,425)
Net earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average basic and diluted shares	1,451,927	1,452,425	1,452,548	1,452,548

19.	Segments

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013
Total Sales:
Medical equipment	$1,449	$1,630
Radiopharmaceuticals	17	-
Total sales	$1,466	$1,630

Operating loss:
Medical equipment	$(2,076)	$(2,486)
Radiopharmaceuticals	(508)	(862)
Unallocated	-	-
Total operating loss	$(2,584)	$(3,338)

Total assets:
Medical equipment	$1,337	$3,373
Radiopharmaceuticals	532	509
Unallocated	-	-
Total assets	$1,869	$3,882

20.	Subsequent Events

Management has evaluated all events that occurred through the date of these financials were issued to determine if they must be reported. The management of the Company determined that the following subsequent events were required to be disclosed:

In February 2015, the Company issued an aggregate of 155,138,888 share of Common Stock. 15,000,000 shares were issued for consulting services performed, the common stock had a fair market value of $0.0019 per share, the Company recorded $28,500 for consulting services, 1,250,000 shares were issued from the conversion of 12,500 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, and sold 138,888,888 shares for $250,000.

