Form 10-Q
period 2015-03-31
POSITRON CORP
filed 2015-05-15
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2015

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.0001 per share outstanding as of May 15, 2015: 14,275,797

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$79	$208
Accounts receivable, less allowance for doubtful accounts of $171	164	175
Inventories, less reserve of $513	330	330
Prepaid expenses	23	17
Total current assets	596	730

Property and equipment, less accumulated depreciation of $697 and $655	879	919
Intangible assets	9	9
Other assets	201	211
Total assets	$1,685	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$807	$849
Unearned revenue	27	27
Advances from related parties	564	600
Notes payable – current portion	455	461
Convertible debentures, less debt discount of $345 and $460	115	-
Embedded conversion derivative liabilities	662	760
Total current liabilities	2,630	2,697

Notes payable – noncurrent portion	8	9
Total liabilities	2,638	2,706

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 447,652 shares issued and outstanding.	448	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 249,985 and 262,485 shares issued and outstanding	249	262
Common stock: $0.0001 par value; 9,000,000,000 shares authorized; 14,275,797 and 13,886,738 shares issued and outstanding	1	1
Additional paid-in capital	124,934	124,483
Accumulated deficit	(126,570)	(126,016)
Treasury stock: 150 shares at cost	(15)	(15)
Total stockholders’ deficit	(953)	(837)
Total liabilities and stockholders’ deficit	$1,685	$1,869

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For The Three Months Ended
	March 31, 2015	March 31, 2014

Sales:	$346	$456

Costs of sales:	210	428

Gross profit	136	28

Operating expenses:
General and administrative	505	565
Research and development	120	102
Selling and marketing	42	46

Total operating expenses	667	713

Loss from operations	(531)	(685)

Other income (expense)
Interest expense	(136)	(396)
Derivative gain	98	220
Other	15	-

Total other income (expense)	(23)	(176)

Loss before income taxes	(554)	(861)

Income taxes	-	-

Net loss	$(554)	$(861)

Basic and diluted loss per common share	$(0.04)	$(0.24)

Basic and diluted weighted average shares outstanding	14,060	3,631

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(554)	$(861)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	40	36
Stock based compensation	159	-
Derivative gain	(98)	(220)
Common stock issued for services	29	-
Accretion of debt discount	115	381
Changes in operating assets and liabilities:
Accounts receivable	11	(1)
Inventories	-	(77)
Prepaid expenses and other assets	4	-
Accounts payable, trade and accrued liabilities	(42)	(86)
Unearned revenue	-	(21)

Net cash used in operating activities	(336)	(695)

Cash flows from investing activities:
Purchase of property and equipment	-	(2)

Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Payments on note payable	(7)	(24)
Payment of noninterest bearing advances	(36)	(165)
Proceeds from convertible debt	-	320
Proceeds from issuance of common stock	250	-

Net cash provided by financing activities	207	131

Net decrease in cash and cash equivalents	(129)	(566)

Cash and cash equivalents, beginning of period	208	1,744

Cash and cash equivalents, end of period	$79	$1,178

Supplemental cash flow information:
Interest paid	$14	$8

Income taxes paid	$-	$-

Non-cash disclosures:
Conversion of convertible debenture, accrued interest and derivative liability to common stock payable	$-	$6,893

Conversion of Series B Preferred Stock to Common Stock	$13	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2014, as reported in the Form 10-K, have been omitted.

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

For a summary of significant accounting policies (which have not changed from December 31, 2014), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Intangible Assets

The Company also reviews its identified intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2015, no impairment was recorded.

Debt Discount

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded the accretion of debt discount of $115,000 and $381,000 during the three months ended March 31, 2015 and 2014, respectively. The total unaccreted debt discount at March 31, 2015 was $345,000, compared to $460,000 at December 31, 2014.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015 (in thousands):

	March 31, 2015	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$662	$-	$-	$662

The following table reconciles, for the three months ended March 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2014	$760
Gain on fair value adjustments to embedded conversion derivative liability	(98)
Balance of embedded conversion derivative liability at March 31, 2015	$662

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

3.	Reverse Stock Split

On May 8, 2014, our Board of Directors and shareholders holding more than two-thirds of the Company’s voting stock approved a reverse split of the Company’s Common Stock on a 1 for 400 basis (the, “Reverse Split”). The Company filed a Definitive Information Statement with the Securities and Exchange Commission on November 18, 2014 to effectuate the Reverse Split.

On April 8, 2015, the effective date of the Reverse Stock Split, every 400 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares were entitled, to one share.

Throughout this report, each instance which refers to a number of shares of our common stock refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the year ended December 31, 2014 are reported on a post-Reverse Split basis.

4.	Going Concern

Since its inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $126,570,000 and a stockholders’ deficit of $953,000 at March 31, 2015. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $79,000 at March 31, 2015. At the same date, the Company had accounts payable and accrued liabilities of $807,000 and a negative working capital of $2,034,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

5.	Other Assets

Other assets at March 31, 2015 and December 31, 2014 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft for Attrius® systems.

6.	Inventories

Inventories at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished systems	$-	$-
Raw materials and service parts	422	422
Work in progress	421	421
	843	843
Less: Reserve for obsolete inventory	(513)	(513)
	$330	$330

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of March 31, 2015 and December 31, 2014.

7.	Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Buildings	$500	$500
Furniture and fixtures	88	88
Leasehold improvements	72	72
Computer equipment	76	76
Research equipment	679	679
Machinery and equipment	158	158
	1,573	1,573
Less: Accumulated depreciation	(694)	(654)
	$879	$919

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts payable	$598	$660
Accrued interest	69	59
Sales taxes payable	73	79
Accrued compensation	47	47
Other accrued expenses	20	4

Total	$807	$849

9.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three months ended March 31, 2015 and 2014, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	March 31, 2014

Numerator
Basic and diluted loss	$(554)	$(861)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	14,060	3,631

Basic and diluted loss per common share	$(0.04)	$(0.24)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	March 31, 2015	March 31, 2014
Convertible Series A preferred stock	1	1
Convertible Series B preferred stock	62	764
Convertible Series S preferred stock	-	2,500
Convertible Series H preferred stock	-	1,207
Stock warrants	33	306
Convertible debt	4	1,009
Common stock options	269	472
Series B preferred stock options	343	516
Common stock payable	-	3,446

10.	Convertible Debentures

During the three months ending March 31, 2015, the Company issued no convertible debentures.

During the three months ended March 31, 2015 and 2014, the Company recognized $115,000 and $381,000, respectively, of interest expense on the Convertible Debentures.

March 31, 2015

Convertible debentures	$460
Debt discount	(345)
Net convertible debentures	$115

11.	Notes Payable and advances from related parties

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on February 10, 2015. The monthly payment to LANB on the promissory note is $11,105 and a balloon payment of $453,433 due in February 2015, with the interest rate of 10.0% at March 31, 2015. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $14,000 during the three months ended March 31, 2015. The note’s outstanding amount was $451,000 at March 31, 2014. The Company is currently in default on the note with LANB and has received a demand letter for the unpaid principal and interest.

As of March 31, 2015, the Company had outstanding advances of $600,000. These advances are short term notes from their CFO and former CEO to help fund operations. The notes are unsecured and non-interest bearing.

The Company has entered into a capital lease for equipment at interest rates of 7.25%, payable through 2018. The asset and liability under the capital lease is recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the three months ended March 31, 2015 and year ended December 31, 2014 was $16,300, respectively, with accumulated depreciation of $4,075 and $2,300, respectively. Depreciation expense for this equipment for the three months ended March 31, 2015 and 2014 was $1,775 and $1,135, respectively.

Future maturities of notes payable, advances and capital leases are as follows:

March 31,
2015	$1,019,000
2016	4,000
2017	3,000
2018	1,000
Total	1,027,000
Less: current portion	(1,019,000)
Note payable – noncurrent portion	$8,000

12.	Stockholders’ Deficit

2015

Effective April 8, 2015 (see Note 3), the Company effected a 1-for-400 reverse stock split.

In February 2015, the Company issued an aggregate of 387,848 shares of Common Stock. 37,500 shares were issued for consulting services performed. The Common Stock had a fair market value of $0.0019 per share and the Company recorded $28,500 for consulting services. The Company also issued an aggregate of 3,125 shares from the conversion of 12,500 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, and sold 347,223 shares for $250,000.

2014

As of March 31, 2014, the Company had common stock payable of $6,893,000. Various holders of convertible debt submitted their debt for conversion but the shares were not available for issuance due to the lack of authorized shares.

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

For options issued during 2012, fifty percent (50%) of the options vested immediately on the grant date with the remaining fifty percent (50%) vesting on January 17, 2013. The company recognized compensation expense of $88,000 during the first quarter of 2013.

In 2015, the Board extended the outstanding options to January 17, 2020. The options vest immediately and company recognized compensation expense of $159,000 during the first quarter of 2015.

Fair market value using the Black-Scholes option-pricing model was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	1.29%
Dividend yield	0
Expected volatility	193%

14.	Related Party Transactions

2015

During the period January 1, 2015 through March 31, 2015, the Company repaid $36,250 to its former CEO from related advances.

2014

During the period January 1, 2014 through March 31, 2014, the Company repaid $57,500 to its former CEO from related advances.

During the period January 1, 2014 through March 31, 2014, the Company repaid $107,500 to its CFO from related advances.

During the period January 1, 2014 through March 31, 2014, the Company paid consulting fees in the amount of $37,000 to the brother of its then CEO.

15.	Commitments

Lease Agreements

On March 30, 2015, the Company entered into an agreement to terminate an operating lease with a third party for space in Fishers, Indiana. The Company is required to pay termination fees of $25,865 to the lessor. At March 31, 2015 there were accrued termination fees of $15,670 net of the security deposit.

On April 19, 2010, the Company entered into an operating lease agreement with a third party for warehousing and office space in Niagara, New York. The lease expires in May 2016, with an option to renew for an additional three years. Monthly rent is $1,600.

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

We have aggregated our operations into two reportable segments based upon product lines, manufacturing processes, marketing and management of our businesses: medical equipment and radiopharmaceuticals.  Our business segments operate in the nuclear medicine industry. The Company’s medical equipment segment is currently generating all revenues and the majority of all expenses as the radiopharmaceuticals segment awaits the availability of additional radioisotopes from manufacturers.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Total Sales:
Medical equipment	$346	$456
Radiopharmaceuticals	-	-
Total sales	$346	$371

Operating Loss:
Medical equipment	$(384)	$(482)
Radiopharmaceuticals	(147)	(203)
Unallocated	-	-
Total operating loss	$(531)	$(685)

Total Assets:
Medical equipment	$1,289	$2,722
Radiopharmaceuticals	396	484
Unallocated	-	-
Total assets	$1,685	$3,206

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

Positron is working on providing an economical, end-to-end solution for PET myocardial perfusion imaging through complementary product integration of PET imaging systems, radiopharmaceuticals, and radioisotopes.

Positron's goal is to gain a dominant market position with strong earnings potential, ultimately becoming a sustained, long-term value creator for industry participants and our shareholders.

The Company

Positron, a pioneer in nuclear cardiology for over 30 years, is establishing a unique position in the cardiac PET marketplace by vertically integrating the fragmented and limited supply environment that exists today. Positron’s approach is to provide nuclear cardiologists an end-to-end solution by offering award-winning imaging technology, clinical services, imaging agents and innovative financing packages conveniently from a single source.  Securing the cardiac PET supply chain will help to accelerate the adoption of this superior modality and growth of the nuclear cardiology industry.

An important factor for the growth of cardiac PET is the increase the supply of Strontium-82 (Sr-82), parent isotope of the most widely used cardiac imaging agent Rubidium-82 (Rb-82). Constrained manufacturing capacity of Rubidium-82 generators and limited Sr-82 supply are the primary reason for stagnant growth of cardiac PET despite demand potentially being at an all-time high.  Industry demand and supply limitations have created significant opportunities in Positron’s pursuit to aggregate and integrate each critical component in the cardiac PET imaging value chain.

Positron is focused on increasing Sr-82 supply through radioisotope processing and production. Positron has supply agreements and technology partnerships with global irradiators that produce Sr-82.  Positron believes to be the only company in the U.S. that possesses the expertise, technical resources, FDA acceptance and strategic relationships to have an immediate impact on the Sr-82 supply. Through multiple radioactive material sources, including potentially the Company’s own high-energy cyclotron dedicated to the production of Sr-82, Positron intends to introduce additional supply of Sr-82 into the marketplace, leading to an increase in the availability of Rb-82 generators and the need for PET systems.

Positron believes PET is the future of nuclear cardiology and Positron’s ability to offer the award-winning nuclear imaging technology and clinical services supplemented by the supply of key radioisotopes positions Positron as the industry’s authority in the business of cardiac PET.

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

The explosive growth of cardiac PET imaging from 2001-2011 has driven a significant increase in the use of Sr-82/Rb-82 generators. The demand for Sr-82 is beginning to outpace supply. Due to the growing demand and limited supply, the industry suffered a Sr-82 shortage in January 2011, effecting the supply of Rb-82 generators. The same year Bracco Diagnostics Inc., the sole market supplier of the Rb-82 generator, underwent a voluntary recall of generators, further stunting industry sales and growth. Though delivery of Bracco's generators to existing clients was restored in 2013, the supply is essentially flat due to a combination of limited generator manufacturing capabilities and limited availability of additional Sr-82.

Positron is acutely focused on additional supply of Sr-82. Until recently, the U.S. Department of Energy had been the only entity in the United States capable of producing this material. In August of 2012, Positron's whole-owned subsidiary, MIT, registered its DMF with the FDA and has begun limited production of API grade strontium-82 from foreign irradiated targets.

To address the long term solution of supply, Positron continues its pursuit of building a high-energy cyclotron dedicated to Sr-82 production. The U.S. cardiac PET market can support several high-energy cyclotrons. Positron's technological leadership in Sr-82 production and processing provides us with a significant advantage over other companies seeking to deliver Sr-82.

Positron anticipates the cardiac PET market to rebound in Q4 2015, beginning with Bracco’s ability to now accept new generator customers, and with accelerated expansion upon market entry of the DraxImage’s generator, once FDA approved.

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

Market Potential

Although, since 2011, the cardiac PET industry has experienced its most challenging years ever, the Company has been able to aggressively pursue its strategy of aggregating and integrating the key components critical in securing the cardiac imaging supply chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider.

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

Results of Operations

Comparison of the Results of Operations for the Three Months ended March 31, 2014 and 2013

The Company experienced $554,000 net loss for the three months ended March 31, 2015 compared to a net loss of $861,000 for the three months ended March 31, 2014. The decrease in the loss current three month period as compared to the same period last year is attributed primarily to a decrease in expenses.

Revenues - Service and parts Revenues for the three months ended March 31, 2015 were $346,000 as compared to $456,000 for the three months ended March 31, 2014. Sales of PET systems during the three months ended March 31, 2015 and 2014 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended March 31, 2015 and 2014 was $136,000 and $28,000, respectively. The increase is attributable to a decrease in the number of personnel during the three months ended March 31, 2015.

Operating Expenses - Operating expenses for the three months ended March 31, 2015 were $667,000 compared to $713,000 for the three months ended March 31, 2014. The Company reduced personnel through the consolidation of positions.

The Company recorded $120,000 in research and development costs during the three months ended March 31, 2015, compared to $102,000 for the three months ended March 31, 2014.  Research and development costs included mostly payroll, contract labor and consulting fees for the radiopharmaceutical facility to prepare it for regulatory approvals, production as well as automated devices.  The Company intends to continue to support research and development in radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended March 31, 2015 and 2014 were $42,000 and $46,000, respectively and were lower in 2015 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended March 31, 2015 and 2014 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended March 31, 2015 were $505,000 as compared to $565,000 for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014 the Company recorded $159,000 and $88,000 in stock option expense, respectively. The Company reduced personnel through consolidation of job positions.

Other Income (Expenses) - Interest expense was $136,000 for the three months ended March 31, 2015 and includes the $115,000 for the accretion of the convertible debentures discount and $21,000 for interest payable on the debt. Interest expense was $396,000 for the three months ended March 31, 2014 and includes the $381,000 for the accretion of the convertible debentures discount and $15,000 for interest payable on the debt.

During the three months ended March 31, 2015 and 2014, the Company also recorded derivative gain of $98,000 and $220,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

Liquidity and Capital Resources

At March 31, 2015, the Company had current assets of $596,000 and current liabilities of $2,630,000 compared to December 31, 2014 when the Company had current assets of $730,000 and current liabilities of $2,697,000. Total assets at March 31, 2015 were $1,685,000 compared to $1,869,000 at December 31, 2014. Total liabilities were $2,638,000 and $2,706,000 at March 31, 2015 and December 31, 2014, respectively.

Cash and cash equivalents at March 31, 2015 were $79,000 compared to $208,000 at December 31, 2014. Accounts receivable was $164,000 at March 31, 2054 compared to $175,000 at December 31, 2014.

Current liabilities include accounts payable and accrued expenses of $807,000 at March 31, 2015.

Net cash used in operating activities was $336,000 and $695,000 for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in investing activities were $0 and $2,000 for the three months ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities was $207,000 and $131,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2014, was qualified with respect to the ability of the Company to continue as a going concern. If the Company is unable to obtain debt or equity financing to meet its ongoing cash needs, it may have to limit or disregard portions of its business plan.

The Company has no material commitments for capital expenditures at this time.

Off-Balance Sheet Arrangements

The Company has no “off balance sheet” source of liquidity arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our President and Chief Financial Officer ("CFO") has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s financial officer has determined that there is a material weakness in our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2015, the Company issued an aggregate of 155,138,888 pre-split shares of Common Stock. 15,000,000 shares were issued for consulting services performed, an aggregate of 1,250,000 shares were issued upon the conversion of 12,500 shares of the Company’s Series B Convertible Preferred Stock, and 1,250,000 shares were issued for $250,000.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

In February 2015, the Company issued an aggregate of 155,138,888 pre-split shares of Common Stock. 15,000,000 shares were issued for consulting services performed, an aggregate of 1,250,000 shares were issued upon the conversion of 12,500 shares of the Company’s Series B Convertible Preferred Stock, and 1,250,000 shares were issued for $250,000.

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

ITEM 6 – EXHIBITS

Exhibit	Description of the Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: May 15, 2015	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President, Chairman of the Board
(principal executive officer)

Date: May 15, 2015	/s/ Corey Conn
Corey Conn
Chief Financial Officer
(principal accounting officer)

