Form 10-Q
period 2015-06-30
POSITRON CORP
filed 2015-08-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2015

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.0001 per share outstanding as of August 14, 2015: 14,275,797

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$89	$208
Accounts receivable, less allowance for doubtful accounts of $171	170	175
Inventories, less reserve of $338 and $513	321	330
Prepaid expenses	23	17
Total current assets	603	730

Property and equipment, less accumulated depreciation of $577 and $654	830	919
Intangible assets, less accumulated amortization of $5 and $4	8	9
Other assets	201	211
Total assets	$1,642	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$856	$849
Unearned revenue	27	27
Advances from related parties	670	600
Notes payable – current portion	482	461
Convertible debentures, less debt discount of $230 and $460	230	-
Embedded conversion derivative liabilities	705	760
Total current liabilities	2,970	2,697

Notes payable – noncurrent portion	-	9
Total liabilities	2,970	2,706

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 435,085 and 447,652 shares issued and outstanding.	435	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 249,985 and 262,485 shares issued and outstanding	249	262
Common stock: $0.0001 par value; 22,500,000 shares authorized; 14,275,797 and 13,886,738 shares issued and outstanding	1	1
Additional paid-in capital	124,947	124,483
Accumulated deficit	(126,945)	(126,016)
Treasury stock: 150 shares at cost	(15)	(15)
Total stockholders’ deficit	(1,328)	(837)
Total liabilities and stockholders’ deficit	$1,642	$1,869

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales:	$328	$355	$674	$811

Costs of sales:	190	310	400	738

Gross profit	138	45	274	73

Operating expenses:
General and administrative	332	590	837	1,155
Research and development	5	120	125	222
Selling and marketing	24	42	66	88

Total operating expenses	361	752	1,028	1,465

Loss from operations	(223)	(707)	(754)	(1,392)

Other income (expense)
Interest expense	(142)	(734)	(278)	(1,130)
Derivative gain (loss)	(43)	518	55	738
Other income	11	722	26	722
Gain on disposal of property and equipment	22	-	22	-

Total other income (expense)	(152)	506	(175)	330

Loss before income taxes	(375)	(201)	(929)	(1,062)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(375)	$(201)	$(929)	$(1,062)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.17)

Basic and diluted weighted average shares outstanding	14,276	8,631	14,169	6,145

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(929)	$(1,062)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	-	30
Depreciation and amortization	66	74
Gain on sale of property and equipment	(22)	-
Stock based compensation	159	-
Derivative gain	(55)	(738)
Common stock issued for services	29	35
Accretion of debt discount	230	1,098
Changes in operating assets and liabilities:
Accounts receivable	5	3
Inventories	9	12
Prepaid expenses and other assets	4	62
Accounts payable, trade and accrued liabilities	7	(215)
Customer deposits	-	(658)
Unearned revenue	-	(21)

Net cash used in operating activities	(497)	(1,380)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45	-
Purchase of property and equipment	-	(8)

Net cash provided by (used in) investing activities	45	(8)

Cash flows from financing activities:
Borrowings under note payable	20	-
Payments on note payable	(7)	(45)
Noninterest bearing advances	135	-
Payment of noninterest bearing advances	(65)	(370)
Proceeds from convertible debt	-	433
Proceeds from issuance of common stock	250	-

Net cash provided by financing activities	333	18

Net decrease in cash and cash equivalents	(119)	(1,370)

Cash and cash equivalents, beginning of period	208	1,744

Cash and cash equivalents, end of period	$89	$374

Supplemental cash flow information:
Interest paid	$14	$-
Income taxes paid	$-	$-
Non-cash disclosures:
Conversion of convertible debentures, accrued interest and derivative liability to common stock	$-	$7,920
Conversion of Series B shares to common stock	$13	$20
Conversion of Series S shares to common stock	$-	$25
Conversion of Series H shares to common stock	$-	$125
Debt discount / increase in derivative liability	$-	$433
Disposal of obsolete inventory offset against reserve	$175	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2014), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the period ended June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2014, as reported in the Form 10-K, have been omitted.

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

Debt Discount:

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to initial embedded conversion derivative liabilities during the six months ended June 30, 2015 and 2014 was $230,000 and $433,000, respectively. The Company recorded the accretion of debt discount of $230,000 and $1,098,000 during the six months ended June 30, 2015 and 2014, respectively. The total unaccreted debt discount at June 30, 2015 was $230,000, compared to $460,000 at December 31, 2014.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 (in thousands):

	June 30, 2015	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$705	$-	$-	$705

The following table reconciles, for the six months ended June 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2014	$760
gain on fair value adjustments to embedded conversion derivative liability	(55)
Balance of embedded conversion derivative liability at June 30, 2015	$705

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

2.	Reverse Stock Split

On November 18, 2014, the Company filed a Definitive Information Statement to effect a 1-for-400 reverse split of the Company’s common stock (the “Reverse Split”). The reverse stock split was announced by Financial Industry Regulatory Authority on April 17, 2015 and became effective on April 18, 2015. This action was approved on May 8, 2014 by written consent of our Board of Directors and the affirmative vote of holders of two-thirds of the company’s voting common stock.

On April 8, 2015, the effective date, every 400 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares, received one whole share.

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $126,945,000 and a stockholders’ deficit of $1,328,000 at June 30, 2015. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $89,000 at June 30, 2015. At the same date, the Company had accounts payable and accrued liabilities of $856,000 at June 30, 2015, and a negative working capital of $1,326,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other assets at June 30, 2015 and December 31, 2014 consisted of $201,000 in deposits paid to our joint venture partner, Neusoft Medical Systems Co., Inc. of Shenyang, in the People's Republic of China ("Neusoft") for Attrius® systems.

5.	Inventories

Inventories at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished systems	$-	$-
Raw materials and service parts	413	422
Work in progress	246	421
	659	843
Less: Reserve for obsolete inventory	(338)	(513)
	$321	$330

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of June 30, 2015 and December 31, 2014.

6.	Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Buildings	$500	$500
Furniture and fixtures	79	88
Leasehold improvements	70	72
Computer equipment	50	76
Research equipment	679	679
Machinery and equipment	28	158
	1,407	1,573
Less: Accumulated depreciation	(577)	(654)
	$830	$919

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts payable	$635	$660
Accrued interest	76	59
Sales taxes payable	69	79
Accrued compensation	52	47
Other accrued expenses	24	4

Total	$856	$849

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and six months ended June 30, 2015 and 2014, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator
Basic and diluted loss	$(375)	$(201)	$(929)	$(1,062)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	14,276	8,631	14,169	6,145

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.17)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	June 30, 2015	June 30, 2014
Convertible Series A preferred stock	1	1
Convertible Series B preferred stock	62	759
Convertible Series S preferred stock	-	1,875
Stock warrants	33	306
Convertible debt	4	2,715
Common stock options	269	472
Series B preferred stock options	343	518

9.	Convertible Debentures

During the six months ending June 30, 2015, the Company issued no convertible debentures.

During the six months ended June 30, 2015 and 2014, the Company recognized $0 and $14,000, respectively, of interest expense on the Convertible Debentures.

June 30, 2015

Convertible debentures	$460
Debt discount	(230)
Net convertible debentures	$230

10.	Notes Payable and Advances from related parties

On January 17, 2012, the Company assumed from Manhattan Isotopes Technology LLC (“MIT”) a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on February 10, 2015. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $14,000 during the six months ended June 30, 2015

On April 29, 2015 DX, LLC (“DX”), an entity controlled by a significant shareholder of the Company purchased the outstanding debt, accrued interest and fees in the recorded amount of $481,950 from LANB. The note is currently in default and bears interest at 16.0% per annum (default rate). The Company has received a demand letter from DX. The Company is currently negotiating with the note holder. At June 30, 2015 the outstanding principal balance and accrued interest was $481,950 and $13,099, respectively.

As of June 30, 2015, the Company had outstanding advances of $670,000. These advances are short term notes from their CFO and former CEO and a non-affiliated shareholder to help fund operations. The due date for these advances has passed, through as of June 30, 2015, the Lenders had not yet demanded their repayment. The notes are unsecured and non-interest bearing.

The Company has entered into a capital leases for equipment at interest rates of 7.25%, payable through 2018. The assets and liabilities under the capital leases were recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the six months ended June 30, 2015 and year ended December 31, 2014 was $16,300, respectively, with accumulated depreciation of $4,200 and $2,300, respectively. Depreciation expense for this equipment for the six months ended June 30, 2015 and year ended December 31, 2014 was $1,000 and $1,135, respectively. On June 18, 2015 the Company sold the equipment and paid the capital lease and no longer is obligated under the terms of the capital lease.

The Company’s total outstanding balance under notes payable and advances in the amount of $1,151,950 are considered current debt.

11.	Stockholders’ Deficit

2015

Effective April 8, 2015 (see Note 2), the Company effected a 1-for-400 reverse stock split.

In February 2015, the Company issued an aggregate of 387,847 share of Common Stock. 37,500 shares were issued for consulting services performed, the common stock had a fair market value of $0.0019 per share, the Company recorded $28,500 for consulting services, and aggregate of 3,125 shares from the conversion of 12,500 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, and sold 3,125 shares for $250,000.

In June 2015, the Company purchased and retired 12,567 shares of Series A Preferred Stock.

2014

On April 16, 2014 the Company increased their authorized common shares by 7,500,000 and preferred shares by 125,000. Par value decreased from $.01 per share to $.0001 per share.

In April 2014, the Company issued an aggregate of 6,536,867 shares of Common Stock. 5,038,811 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $5,742,450, and aggregate of 5,000 shares from the conversion of 20,000 shares of the Company’s Series B Convertible Preferred Stock into Common Stock, 625,000 share from the conversion of 25,000 shares of the Company’s Series S Convertible Redeemable Preferred Stock and 618,056 shares from the conversion of 12,500,000 shares of the Company’s Series H Convertible Redeemable Preferred Stock.

On June 25, 2014, the Company issued 100,000 shares of common stock for current and future consulting services. On the date of the issuance, the common stock had a fair market value of $0.035 per share. The Company recorded $140,000 for consulting services of which $105,000 was in prepaid expenses at June 30, 2014.

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

In 2015, the Board extended the outstanding options amount to January 17, 2020. The options vest immediately and company recognized compensation expense of $159,000 during the first quarter of 2015.

Fair market value using the Black-Sholes option-pricing model was determined using the following assumptions:

Expected life (years)	5
Risk free rate of return	1.29%
Dividend yield	0
Expected volatility	293%

13.	Related Party Transactions

2015

During the period January 1, 2015 through June 30, 2015, the Company repaid $64,633 to its former CEO from related advances.

During the period January 1, 2015 through June 30, 2015, the Company received advances in the amount of $75,000 from its former CEO to fund operations.

During the period January 1, 2015 through June 30, 2015, the Company received advances in the amount of $65,000 from a non-affiliated shareholder of the Company to fund operations.

2014

During the period January 1, 2014 through June 30, 2014, the Company repaid $180,000 to its former CEO from related advances.

During the period January 1, 2014 through June 30, 2014, the Company repaid $190,000 to its CFO from related advances.

During the period January 1, 2014 through June 30, 2014, the Company converted convertible notes to its former CEO in the amount of $1,000,000 to common stock.

During the period January 1, 2014 through June 30, 2014, the Company converted convertible notes to its CFO in the amount of $300,000 to common stock.

During the period January 1, 2014 through June 30, 2014, the Company paid consulting fees in the amount of $67,000 to the brother of the Company’s then CEO.

On June 25, 2014, the CEO converted 10,000,000 shares of Series H preferred stock to 694,444 shares of common stock (post-split).

On June 25, 2014, the CFO converted 2,500,000 shares of Series H preferred stock to 173,611 shares of common stock (post-split).

14.	Commitments

Lease Agreements

On March 30, 2015, the Company entered into an agreement to terminate an operating lease with a third party for space in Fishers, Indiana. The Company is required to pay termination fees of $25,865 to the lessor. At June 30, 2015 there were accrued termination fees of $6,639.

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

In May, 2013, the Company was served with a First Amended Complaint in action commenced against its former CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the former CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the former CEO, reconveyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The Plaintiff recently agreed to voluntary dismiss its claim against the Company, without prejudice, pending receipt of funds to pay its claims by the other formerly-related parties in the action. If the plaintiff is not paid the settlement amount, it may seek to recover any unpaid sums against the Company.

The Company entered into a settlement with a Canadian vendor which claimed the Company was indebted to the vendor in the approximate amount of $75,184.29. The Company agreed to repay the vendor $25,000 CND in six equal payments commencing May 30, 2015

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company has agreed to pay $25,000 to the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act. The settlement is in the process of being submitted to the Court for its approval and the Company has deposited the settlement amount into escrow pending such approval.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total Sales:
Medical equipment	$328	$355	$674	$811
Radiopharmaceuticals	-	-	-	-
Total sales	$328	$355	$674	$811

Operating loss:
Medical equipment	$(102)	$(547)	$(486)	$(1,028)
Radiopharmaceuticals	(121)	(160)	(268)	(364)
Unallocated	-	-	-	-
Total operating loss	$(223)	$(707)	$(754)	$(1,392)

Total Assets:
Medical equipment			$1,273	$1,878
Radiopharmaceuticals			369	461
Unallocated			-	-
Total Assets			$1,642	$2,339

16.	Subsequent Events.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine whether they must be reported. The management of the Company determined the following reportable events were required to be disclosed:

On August 13, 2015 the Company reached an agreement with three of its creditors to convert an aggregate of $670,367 in advances into 670,367 newly issued shares of the Company’s 8% Series J Secured Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”). The Series J Preferred Stock accrues dividends at the rate of 8% per annum and must be redeemed by the Company, together with all unpaid dividends on or before August 13, 2016 (the “Redemption Payment”). The Redemption Payment is secured by a general security interest in all of the Company’s assets against which the holders may seek any appropriate remedy provided by law.  The Series J Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the rate of the number of shares of Series J Preferred Stock being converted, multiplied by the “Stated Value” of $1.00 and divided by the product of the daily weighted volume average price of the Common Stock for the twenty trading days prior to conversion multiplied by 0.55, subject to adjustment.   Further, while not converted, the Series J Preferred Stock shall be entitled to vote, at a rate of ten (10) votes per share, on all matters which holders of the Common Stock are entitled to vote.  The Series J Preferred Stock shall rank (a) junior, as to dividends and distributions of assets of the Company upon liquidation, to those of the Company’s previously issued outstanding securities, provided the holders of which are entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, and (b) senior, as to dividends and distributions of assets of the Company upon liquidation, to those of the Company’s securities issued after the issuance of the Series J Preferred Stock, provided the holders of which shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be.

The Company’s Chief Financial Officer converted $310,000 into 310,000 shares of Series J Preferred Stock, a non-affiliated shareholder converted $60,000 into 60,000 shares of Series J Preferred Stock, and the Company’s former CEO converted $300,367 into 300,367 shares of Series J Preferred Stock.

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

Positron Corporation is a nuclear medicine healthcare company specializing in the business of cardiac Positron Emission Tomography (PET). Cardiac PET is the superior method in diagnostic nuclear imaging for the detection of coronary artery disease (CAD), a leading cause of death in the United States.

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

The Company

Positron, a pioneer in nuclear cardiology for over 30 years, is attempting to establish a unique position in the cardiac PET marketplace by vertically integrating the fragmented and limited supply environment that exists today. Positron’s approach is to provide nuclear cardiologists an end-to-end solution by offering award-winning imaging technology, clinical services, imaging agents and innovative financing packages conveniently from a single source.  Securing the cardiac PET supply chain will help to accelerate the adoption of this superior modality and growth of the nuclear cardiology industry.

An important factor for the growth of cardiac PET is the increase the supply of Strontium-82 (Sr-82), parent isotope of the most widely used cardiac imaging agent Rubidium-82 (Rb-82). Constrained manufacturing capacity of Rubidium-82 generators and limited Sr-82 supply are the primary reason for stagnant growth of cardiac PET despite demand potentially being at an all-time high.  Industry demand and supply limitations have created significant opportunities in Positron’s pursuit to aggregate and integrate critical components in the cardiac PET imaging value chain.

The Company believes that vertical integration will help to secure and stabilize the supply chain, significantly reduce costs and industry uncertainties, and accelerate the adoption and growth of the cardiac PET modality.

Positron is focused on increasing Sr-82 supply through radioisotope processing and production. Positron has supply agreements and technology partnerships with global irradiators that produce Sr-82.  Positron believes to be the only commercial resource in the U.S. with practical knowledge and experience in all stages of Sr-82 production and generator lifecycle management. Through multiple radioactive material sources, including potentially the Company’s own high-energy cyclotron dedicated to the production of Sr-82, Positron intends to introduce additional supply of Sr-82 into the marketplace, leading to an increase in the availability of Rb-82 generators and the need for PET systems. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. The Company hopes to further supplement strontium resources by pursuing additional supply agreements with domestic and foreign irradiated source suppliers and by recycling expired generators.

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

The explosive growth of cardiac PET imaging in 2001-2011 has driven a significant increase in the use of Sr-82/Rb-82 generators. The demand for Sr-82 is beginning to outpace supply. Due to the growing demand and limited supply, the industry suffered a Sr-82 shortage in January 2011, effecting supply of Rb-82 generators. The same year Bracco Diagnostics Inc., the sole market supplier of the Rb-82 generator, underwent a voluntary recall of generators, further stunting industry sales and growth. Though delivery of Bracco's generators to existing clients was restored in 2013, the supply is essentially flat due to a combination of limited generator manufacturing capabilities and limited availability of additional Sr-82.

Positron is acutely focused on additional supply of Sr-82. Until recently, the U.S. Department of Energy had been the only entity in the United States capable of producing this material. In August of 2012, Positron's whole-owned subsidiary, MIT, registered its DMF with the FDA. Since then Positron has validated irradiated targets from several major foreign irradiators and has been appointed an API grade strontium-82 supplier to Draximage, a manufacturer of Sr/Rb generators..

Positron continues to support the possibility of building a high-energy cyclotron in the future, primarily dedicated to Sr-82 production. The U.S. cardiac PET market can support several high-energy cyclotrons. Positron's technological leadership in Sr-82 production and processing provides us with a significant advantage over other companies seeking to deliver Sr-82.

Positron anticipates the cardiac PET market to rebound in Q4 2015, beginning with Bracco’s ability to accept new generator customers, and with accelerated expansion upon market entry of the DraxImage’s generator, once FDA approved.

Our Market

According to the U.S. Department of Health and Human Services, there are more than 22,000 cardiovascular diseases specialists in the U.S., and their number will increase to 31,000 by 2020. This is the target market for our products and services, as well as hospitals in the United States that performs or could perform nuclear cardiac procedures and want to automate the delivery of radiopharmaceuticals. By adding complimentary products, we will be able to offer customers value added solutions which include low cost molecular imaging devices, maintenance service, disease specific software and, potentially, radiopharmaceuticals agents for Cardiac Nuclear Medicine.

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

Market Potential

Although the cardiac PET industry since 2011 has experienced its most challenging years ever, it enabled the Company to aggressively pursue its strategy of aggregating and integrating the key components critical in securing the cardiac imaging supply chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management has methodically positioned Positron to become the industry’s only end-to-end solutions provider.

We believe that Positron is the only company with the critical components to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended June 30, 2015 and 2014

The Company experienced a $375,000 net loss for the three months ended June 30, 2015 compared to a net loss of $201,000 for the three months ended June 30, 2014. The increase in the loss is due to derivative gains and other income in 2014, which was partially offset by expense reductions in 2015.

Revenues – Service revenues for the three months ended June 30, 2015 were $328,000 as compared to $355,000 for the three months ended June 30, 2014. Sales of PET systems during 2015 and 2014 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended June 30, 2015 and 2014 was $138,000 and $45,000, respectively. This was due to a decrease in personnel during the three months ended June 30, 2015.

Operating Expenses - Operating expenses for the three months ended June 30, 2015 were $361,000 compared to $752,000 for the three months ended June 30, 2014. The Company reduced over-all personnel through a consolidation of job descriptions.

The Company recorded $5,000 in research and development costs during the three months ended June 30, 2015, compared to $120,000 for the three months ended June 30, 2014. Research and development costs for the three months ended June 30, 2014 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. The Company intends to continue to support research and development in radiopharmaceutical products and automated devices.

Sales and marketing expense for the three months ended June 30, 2015 and 2014 were $24,000 and $42,000, respectively and were lower in 2015 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended June 30, 2015 and 2014 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended June 30, 2015 were $332,000 as compared to $590,000 for the three months ended June 30, 2014. The Company reduced overall personnel through a consolidation of job descriptions.

Other Income (Expenses) - Interest expense was $142,000 for the three months ended June 30, 2015 and includes the $115,000 for the accretion of the convertible debentures discount and $27,000 for interest payable on the debt. Interest expense was $734,000 for the three months ended June 30, 2014 and includes the $716,000 for the accretion of the convertible debentures discount and $42,000 for interest payable on the debt.

During the three months ended June 30, 2015 and 2014, the Company also recorded derivate (loss)/gain of ($43,000) and $518,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the three months ended June 30, 2014, the Company recorded other income of $722,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000, and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the three months ended June 30, 2015, the Company had a net loss of $375,000, or $0.03 per share, compared to a net loss of $201,000, or $0.02 per share, for the three months ended June 30, 2014.

Comparison of the Results of Operations for the Six Months ended June 30, 2015 and 2014

The Company experienced a net loss of $929,000 for the six months ended June 30, 2014 compared to a net loss of $1,062,000 for the six months ended June 30, 2014.  The decrease in the loss in the current six month period as compared to the same period last year is attributed primarily to the reduction of salaries and other expenses during 2015 off set by recognition of certain customer deposits in other income during 2014.

Revenues – Service revenues for the six months ended June 30, 2015 were $674,000 as compared to $811,000 for the six months ended June 30, 2014. Sales of PET systems during 2015 and 2014 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to cyclotron maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the six months ended June 30, 2015 and 2014 was $274,000 and $73,000, respectively. Costs were higher during the six months ended June 30, 2014 due to an increase in consulting service expenses. The 2015 period also has a reduction in personnel costs.

Operating Expenses - Operating expenses for the six months ended June 30, 2015 were $1,028,000 compared to $1,465,000 for the six months ended June 30, 2014.

The Company recorded $125,000 in research and development costs during the six months ended June 30, 2015, compared to $222,000 for the six months ended June 30, 2014. Research and development costs for the six months ended June 30, 2015 included mostly payroll, contract labor and consulting fees for Attrius® software and the PosiRx™ development. In addition, the Company has research and development costs related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development radiopharmaceutical products and automated devices. Costs were lower due to a reduction in staff and consolidation of job descriptions.

Sales and marketing expenses for the six months ended June 30, 2015 and 2014 were $66,000 and $88,000, respectively and were lower in 2015 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the six months ended June 30, 2015 and 2014 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the six months ended June 30, 2015 were $837,000 as compared to $1,155,000 for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company reduced overall personnel through a consolidation of job descriptions.

Other Income (Expenses) - Interest expense was $278,000 for the six months ended June 30, 2015 and includes the $230,000 for the accretion of the convertible debentures discount and $48,000 for interest payable on the debt. Interest expense was $1,130,000 for the six months ended June 30, 2014 and includes the $1,098,000 for the accretion of the convertible debentures discount and $32,000 for interest payable on the debt.

During the six months ended June 30, 2015 and 2014, the Company also recorded derivative gains of $55,000 and $738,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the six months ended June 30, 2014, the Company also recorded other income of $722,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000, and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the six months ended June 30, 2015, the Company had a net loss of approximately $929,000, or $0.07 per share, compared to a net loss of $1,062,000, or $0.17 per share, for the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, the Company had current assets of $603,000 and current liabilities of $2,970,000 compared to December 31, 2014 when the Company had current assets of $730,000 and current liabilities of $2,697,000. Total assets at June 30, 2015 were $1,642,000 compared to $1,869,000 at December 31, 2014. Total liabilities were $2,970,000 and $2,706,000 at June 30, 2015 and December 31, 2014, respectively.

Cash and cash equivalents at June 30, 2015 were $89,000 compared to $208,000 at December 31, 2014. Accounts receivable were $170,000 at June 30, 2015 compared to $175,000 at December 31, 2014.

Current liabilities include accounts payable and accrued expenses of $856,000 at June 30, 2015.

Net cash used in operating activities was $497,000 and $1,380,000 for the six months ended June 30, 2015 and 2014, respectively

Net cash provided by investing activities was $45,000 for the six months ended June 30, 2015, and net cash used by investing activities was $8,000 for the six months ended June 30, 2014.

Net cash provided by financing activities was $333,000 and $18,000 for the six months ended June 30, 2015 and 2014, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229(10(f)(i) and are not required to provide information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Financial Officer ("CFO") has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CFO, as appropriate to allow timely decisions regarding required disclosure. As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s financial officer has determined that there is a material weakness in our disclosure controls and procedures.

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

The Company has enhanced its process for identifying, classifying and categorizing transactions by examining all transactions on a monthly basis and communicating such transaction classifications to the Company’s accountants who prepare the quarterly schedules.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In May, 2013, the Company was served with a First Amended Complaint in action commenced against its former CEO and principal shareholder. The plaintiff in the action is seeking to enforce a judgment against the former CEO and principal shareholder and is seeking to have the Company’s Westmont, Illinois offices, which it purchased from the former CEO, reconeyed. The related party defendants have disputed the basis of the judgment and the Company has denied the allegations in the Complaint and is defending the action. The Plaintiff recently agreed to voluntary dismiss its claim against the Company, without prejudice, pending receipt of funds to pay its claims by the other formerly-related parties in the action. If the plaintiff is not paid the settlement amount, it may seek to recover any unpaid sums against the Company.

The Company entered into a settlement with a Canadian vendor which claimed the Company was indebted to the vendor in the approximate amount of $75,184.29. The Company agreed to repay the vendor $25,000 CND in six equal payments commencing May 30, 2015

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida.  The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company has agreed to pay $25,000 to the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act. The settlement is in the process of being submitted to the Court for its approval and the Company has deposited the settlement amount into escrow pending such approval.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On August 13, 2015 the Company reached an agreement with three of its creditors to convert an aggregate of $670,367 into 670,367 newly issued shares of the Company’s 8% Series J Secured Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”). The Series J Preferred Stock accrues dividends at the rate of 8% per annum and must be redeemed by the Company, together with all unpaid dividends on or before August 13, 2016 (the “Redemption Payment”). The Redemption Payment is secured by a general security interest in all of the Company’s assets against which the holders may seek any appropriate remedy provided by law.  The Series J Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the rate of the number of shares of Series J Preferred Stock being converted, multiplied by the “Stated Value” of $1.00 and divided by the product of the daily weighted volume average price of the Common Stock for the twenty trading days prior to conversion multiplied by 0.55, subject to adjustment.   Further, while not converted, the Series J Preferred Stock shall be entitled to vote, at a rate of ten (10) votes per share, on all matters which holders of the Common Stock are entitled to vote.  The Series J Preferred Stock shall rank (a) junior, as to dividends and distributions of assets of the Company upon liquidation, to those of the Company’s previously issued outstanding securities, provided the holders of which are entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, and (b) senior, as to dividends and distributions of assets of the Company upon liquidation, to those of the Company’s securities issued after the issuance of the Series J Preferred Stock, provided the holders of which shall be entitled by the terms thereof to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be.

The Company’s Chief Financial Officer converted $310,000 into 310,000 shares of Series J Preferred Stock, a non-affiliated shareholder converted $60,000 into 60,000 shares of Series J Preferred Stock, and the Company’s former CEO converted $300,367 into 300,367 shares of Series J Preferred Stock.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Date: August 14, 2015	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President, Chairman of the Board
(principal executive officer)

Date: August 14, 2015	/s/ Corey Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

