Form 10-Q
period 2015-09-30
POSITRON CORP
filed 2015-11-23
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2015

Commission file number 000-29449

POSITRON CORPORATION

(Exact Name of Registrant as specified in its charter)

Texas	76-0083622
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

530 Oakmont Lane, Westmont, Illinois	60559
(Address of Principal Executive Offices)	(Zip Code)

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

The numbers of shares outstanding of common stock, par value $0.0001 per share outstanding as of November 23, 2015: 14,275,797

POSITRON CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$28	$208
Accounts receivable, less allowance for doubtful accounts of $171 and $141	147	175
Inventories, less reserve of $338 and $513	316	330
Prepaid expenses	23	17
Total current assets	514	730

Property and equipment, less accumulated depreciation of $608 and $654	799	919
Intangible assets, less accumulated amortization of $5 and $4	6	9
Other assets	201	211
Total assets	$1,520	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade and accrued liabilities	$944	$849
Unearned revenue	26	27
Advances from related party	522	600
Notes payable – current portion	617	461
Convertible debentures, less debt discount of $115 and $460	345	-
Embedded conversion derivative liabilities	649	760
Total current liabilities	3,103	2,697

Notes payable – noncurrent portion	-	9
Total liabilities	3,103	2,706

Stockholders’ deficit:
Series A preferred stock: $1.00 par value; 8% cumulative, convertible, redeemable; 7,900,000 shares authorized; 435,085 and 447,652 shares issued and outstanding.	435	448
Series B preferred stock: $1.00 par value; convertible, redeemable; 9,000,000 shares authorized; 249,985 and 262,485 shares issued and outstanding	249	262
Common stock: $0.0001 par value; 22,500,000 shares authorized; 14,275,797 and 13,886,738 shares issued and outstanding	1	1
Additional paid-in capital	124,947	124,483
Accumulated deficit	(127,200)	(126,016)
Treasury stock: 150 shares at cost	(15)	(15)
Total stockholders’ deficit	(1,583)	(837)
Total liabilities and stockholders’ deficit	$1,520	$1,869

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales:	$304	$396	$978	$1,207

Costs of sales:	197	392	597	1,130

Gross profit	107	4	381	77

Operating expenses:
General and administrative	255	529	1,092	1,684
Research and development	2	126	127	348
Selling and marketing	20	56	86	144

Total operating expenses	277	711	1,305	2,176

Loss from operations	(170)	(707)	(924)	(2,099)

Other income (expense)
Interest expense	(141)	(679)	(419)	(1,809)
Derivative gain (loss)	56	(54)	111	684
Other income	-	4	26	726
Gain on disposal of property and equipment	-	-	22	-

Total other income (expense)	(85)	(729)	(260)	(399)

Loss before income taxes	(255)	(1,436)	(1,184)	(2,498)

Income taxes	-	-	-	-

Net loss and comprehensive loss	$(255)	$(1,436)	$(1,184)	$(2,498)

Basic and diluted loss per common share	$(0.02)	$(0.13)	$(0.08)	$(0.32)

Basic and diluted weighted average shares outstanding	14,276	10,838	14,205	7,704

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,184)	$(2,498)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	-	30
Depreciation and amortization	98	112
Gain on sale of property and equipment	(22)	-
Stock based compensation	159	-
Derivative gain	(111)	(684)
Common stock issued for services	29	140
Accretion of debt discount	345	1,761
Changes in operating assets and liabilities:
Accounts receivable	28	(13)
Inventories	14	139
Prepaid expenses and other assets	4	62
Accounts payable, trade and accrued liabilities	95	(258)
Customer deposits	-	(658)
Unearned revenue	-	(16)

Net cash used in operating activities	(545)	(1,883)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45	-
Purchase of property and equipment	-	(25)

Net cash provided by (used in) investing activities	45	(25)

Cash flows from financing activities:
Borrowings under note payable	20	-
Payments on note payable	(7)	(70)
Noninterest bearing advances	135	-
Payment of noninterest bearing advances	(78)	(412)
Proceeds from convertible debt	-	433
Proceeds from issuance of common stock	250	1,000

Net cash provided by financing activities	320	951

Net decrease in cash and cash equivalents	(180)	(957)

Cash and cash equivalents, beginning of period	208	1,744

Cash and cash equivalents, end of period	$28	$787

Supplemental cash flow information:
Interest paid	$14	$-
Income taxes paid	$-	$-
Non-cash disclosures:
Conversion of convertible debentures, accrued interest and derivative liability to common stock	$-	$7,932
Conversion of Series B shares to common stock	$13	$2,785
Conversion of Series S shares to common stock	$-	$25
Conversion of Series H shares to common stock	$-	$125
Debt discount / increase in derivative liability	$-	$433
Disposal of obsolete inventory offset against reserve	$175	$-

See accompanying notes to consolidated financial statements

POSITRON CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from December 31, 2014), see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Positron Corporation (the “Registrant” or the “Company”) for the period ended September 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2014, as reported in the Form 10-K, have been omitted.

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

Debt Discount:

Costs incurred with parties who are providing long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature, are reflected as a debt discount and are amortized over the life of the related debt. The debt discount attributable to initial embedded conversion derivative liabilities during the nine months ended September 30, 2015 and 2014 was $345,000 and $332,000, respectively. The Company recorded the accretion of debt discount of $345,000 and $995,000 during the nine months ended September 30, 2015 and 2014, respectively. The total unaccreted debt discount at September 30, 2015 was $115,000, compared to $460,000 at December 31, 2014.

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

The following table presents the embedded conversion derivative liability, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2015 (in thousands):

	September 30, 2015	Level 1	Level 2	Level 3

Embedded conversion derivative liability	$649	$-	$-	$649

The following table reconciles, for the nine months ended September 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (in thousands):

Balance of embedded conversion derivative liability as of December 31, 2014	$760
Gain on fair value adjustments to embedded conversion derivative liability	(111)
Balance of embedded conversion derivative liability at September 30, 2015	$649

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

On November 18, 2014, the Company filed a Definitive Information Statement to effect a 1-for-400 reverse split of the Company’s common stock. The reverse stock split was announced by Financial Industry Regulatory Authority on April 17, 2015 and became effective on April 18, 2015. This action was approved on May 8, 2014 by written consent of our Board of Directors and the affirmative vote of holders of two-thirds of the Company’s voting common stock.

On April 8, 2015, the effective date, every 400 shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The Company did not issue any fractional shares in connection with the reverse stock split. Stockholders of record who otherwise would have been entitled to receive fractional shares will be entitled, to one share.

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

Since inception, the Company has expended substantial resources on research and development and sustained losses. Due to the limited number of systems sold or placed into service each year, revenues have fluctuated significantly from year to year and have not been sufficient to be operationally profitable. The Company had an accumulated deficit of $127,200,000 and a stockholders’ deficit of $1,583,000 at September 30, 2015. The Company will need to increase sales and apply the research and development advancements to achieve profitability in the future. The Company will need to resume and increase sales of PET and radiopharmaceutical systems, services, radiopharmaceuticals and radioisotope sales and apply the research and development advancements to achieve profitability in the future. There can be no assurance that the Company will continue to be successful in selling products.

The Company had cash and cash equivalents of $28,000 at September 30, 2015. At the same date, the Company had accounts payable and accrued liabilities of $944,000 at September 30, 2015, and a negative working capital of $2,589,000. Working capital requirements for the upcoming year will reach beyond our current cash balances. The Company plans to continue to raise funds as required through equity and debt financing to sustain business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On September 8, 2015, the Company was served with a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Northern District of Texas by three parties alleging to be creditors of the Company, requesting relief from the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a Motion to Dismiss or in the alternative to Transfer Venue to another Judicial District requesting the case be moved to the Northern District of Illinois.  Concurrently, an Answer was filed alleging that the Involuntary Petition is defective because the petitioning creditors are not qualified or the claims being asserted against the Debtor are the subject of a bona fide dispute either as to amount or liability.  There can be no assurance that the Company will be successful in either of these contested matters.  There can be no assurance that the Company will be successful in averting bankruptcy or its outcome implementing its business plan and ultimately achieving operational profitability. The Company’s long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business 3) meet current commitments and fund the continuation of its business operation in the near future and 4) raise additional funds through debt and/or equity financings.

4.	Other Assets

Other assets at September 30, 2015 and December 31, 2014 consisted of $201,000 and $201,000, respectively, in deposits paid to our joint venture partner, Neusoft for Attrius® systems.

5.	Inventories

Inventories at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished systems	$-	$-
Raw materials and service parts	408	422
Work in progress	246	421
	654	843
Less: Reserve for obsolete inventory	(338)	(513)
	$316	$330

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method of inventory valuation.  The Company evaluated the reserve as of September 30, 2015 and December 31, 2014.

6.	Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Buildings	$500	$500
Furniture and fixtures	79	88
Leasehold improvements	70	72
Computer equipment	51	76
Research equipment	679	679
Machinery and equipment	28	158
	1,407	1,573
Less: Accumulated depreciation	(608)	(654)
	$799	$919

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts payable	$681	$660
Accrued interest	103	59
Sales taxes payable	74	79
Accrued compensation	58	47
Deferred wages	15	-
Other accrued expenses	13	4

Total	$944	$849

8.	Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding in each period and earnings adjusted for preferred stock dividend requirements. Diluted earnings per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with related proceeds. The convertible preferred stock and outstanding stock options and warrants were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014, respectively since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator
Basic and diluted income (loss)	$(255)	$(1,436)	$(1,184)	$(2,498)

Denominator
Basic and diluted earnings per share - weighted average shares outstanding	14,276	10,838	14,205	7,704

Basic and diluted income (loss) per common share	$(0.02)	$(0.13)	$(0.08)	$(0.32)

Anti-dilutive securities (based on conversions to common shares) not included in net loss per share calculation (in thousands):

	September 30, 2015	September 30, 2014
Convertible Series A preferred stock	1	1
Convertible Series B preferred stock	62	68
Convertible Series S preferred stock	-	19,375
Stock warrants	33	306
Convertible debt	81	607
Common stock options	269	472
Series B preferred stock options	343	518

9.	Convertible Debentures

During the nine months ending September 30, 2015, the Company issued no convertible debentures.

During the nine months ended September 30, 2015 and 2014, the Company recognized $21,600 and $21,600, respectively, of interest expense on the Convertible Debentures.

September 30, 2015

Convertible debentures	$460
Debt discount	(345)
Net convertible debentures	$115

10.	Notes Payable and Advances from related parties

On January 17, 2012, the Company assumed from MIT a note payable with Los Alamos National Bank (“LANB”) in the amount of $700,000. On February 10, 2012, MIT refinanced with LANB the principal and accrued interest of this note payable with a promissory note of $708,000, maturing on February 10, 2015. The promissory note is guaranteed by the Company and secured by all assets of the Company. Total interest paid on the promissory note was $14,000 during the nine months ended September 30, 2015

On April 29, 2015 DX, LLC (“DX”), an entity controlled by Cecil O’Brate a principal and affiliated shareholder (owner of approximately 23% holder of the Company’s common stock) purchased the Company’s outstanding debt, accrued interest and fees in the recorded amount of $481,950 from LANB. The note is currently due on demand and bears interest at 16.0% per annum (default rate). The Company is currently in default and has received a demand letter from DX. The Company is currently negotiating with the note holder. At September 30, 2015 the outstanding principal balance and accrued interest was $481,950 and $32,624, respectively. The transfer of the debt constitutes an extinguishment of debt from LANB, but no gain or loss has been identified to the Company.

On August 13, 2015 the Company reached an agreement with three of its creditors to convert an aggregate of $670,367 in advances into 670,367 newly issued shares of the Company’s 8% Series J Secured Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”). As of September 30, 2015 , prior to the consummation of the agreements or filing the Certificate of Designation for or the issuance of the Series J Preferred Stock, the creditors advised the Company that they had withdrawn their acceptance of the settlement and deemed the agreements revoked.

As of September 30, 2015, the Company had outstanding short term notes payable to its former CEO in the amount of $212,000 and to a non-affiliated shareholder in the amount of $60,000. The notes are to help fund operations and non-interest bearing and secured by the Company’s assets. Additionally, as of September 30, 2015, the Company received an advance from an unaffiliated third-party in the amount of $75,000.

As of September 30, 2015, the Company had outstanding advances of $310,000. These advances are short term notes from their CFO and an unaffiliated shareholder to help fund operations. The notes are non-interest bearing and secured by the Company’s assets.

The Company has entered into a capital lease for equipment at interest rates of 7.25%, payable through 2018. The assets and liabilities under the capital leases were recorded at the present value of the minimum lease payments and are depreciated over their estimated useful lives. The gross amount of assets held under capital leases for the year ended December 31, 2014 was $16,300, with accumulated depreciation of $2,300. Depreciation expense for this equipment for the year ended December 31, 2014 was $1,135. On June 18, 2015 the Company sold the equipment and paid the capital lease and no longer is obligated under the terms of the capital lease.

The Company’s total outstanding balance under notes payable and advances in the amount of $1,139,286 are considered current debt.

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

On June 25, 2014, the Company issued 100,000 shares of common stock for current and future consulting services. On the date of the issuance, the common stock had a fair market value of $0.035 per share. The Company recorded $140,000 for consulting services of which $105,000 was in prepaid expenses at September 30, 2014.

In August 2014, the Company issued an aggregate of 7,264,002 share of Common Stock. 1,166,667 shares were issued as a result of conversion of convertible promissory notes in the original aggregate amount of $350,000, and aggregate of 2,764,002 shares from conversion of 27,640 shares of Company’s Series B Convertible Preferred Stock into Common Stock, and sold 3,333,333 shares for $1,000,000.

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

2015

During the period January 1, 2015 through September 30, 2015, the Company received advances in the amounts of $60,000 from a significant shareholder of the Company and $75,000 from an entity controlled by its former CEO to fund operations.

During the period January 1, 2015 through September 30, 2015, the Company repaid $77,663 to its former CEO for related advances.

On April 29, 2015 DX, LLC (“DX”), an entity controlled by Cecil O’Brate a principal and affiliated shareholder (owner of approximately 23% holder of the Company’s common stock) purchased the Company’s outstanding debt, accrued interest and fees in the recorded amount of $481,950 from LANB. The note is currently due on demand and bears interest at 16.0% per annum (default rate). The Company is currently in default and has received a demand letter from DX. The Company is currently negotiating with the note holder. On September 8, 2015, DX was one of three alleged creditors which filed an Involuntary Bankruptcy in the U.S. Bankruptcy Court, Northern District of Texas, requesting relief from the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. At September 30, 2015 the outstanding principal balance and accrued interest was $481,950 and $32,624, respectively.

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

On September 5, 2014, the Company’s former CEO and Chairman of the Board resigned in such capacities. He was subsequently retained as a consultant to the Company at the monthly fee of $12,500. Through September 30, 2014 he was paid $12,981 for such consulting services.

As of September 30, 2014, $100,000 of convertible debt and $313,000 of advances are owed to the Company’s former CEO.

As of September 30, 2014, $310,000 of advances is owed to the Company’s CFO.

14.	Commitments

Lease Agreements

On March 30, 2015, the Company entered into an agreement to terminate an operating lease with a third party for space in Fishers, Indiana. The Company is required to pay termination fees of $25,865 to the lessor. At September 30, 2015 there were accrued termination fees of $6,639.

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

The company has a month-to-month lease in Houston, Texas with a third party for space for warehousing and the company is required to make payments of $1,000 per month.

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

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida. The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company has agreed paid $25,000 to the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act. The settlement agreement was approved by the Court and the settlement payment was paid to the Commission.

On September 8, 2015, Positron Corporation (the “Company”) was served with a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Northern District of Texas by three parties alleging to be creditors of the Company, including DX, LLC, an entity controlled by Cecil O’Brate a principal and affiliated shareholder (owner of approximately 23% holder of the Company’s common stock), requesting relief from the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a Motion to Dismiss or in the alternative to Transfer Venue to another Judicial District requesting the case be moved to the Northern District of Illinois.  Concurrently, an Answer was filed alleging that the Involuntary Petition is defective because the petitioning creditors are not qualified or the claims being asserted against the Debtor are the subject of a bona fide dispute either as to amount or liability.  There can be no assurance that the Company will be successful in either of these contested matters. There can be no assurance that the Company will be successful in averting bankruptcy or its outcome implementing its business plan and ultimately achieving operational profitability. The Company’s long-term viability as a going concern is dependent on its ability to 1) achieve adequate profitability and cash flows from operations to sustain its operations, 2) control costs and expand revenues from existing or new business 3) meet current commitments and fund the continuation of its business operation in the near future and 4) raise additional funds through debt and/or equity financings.

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

The following table represents sales, operating loss and total assets attributable to these business segments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total Sales:
Medical equipment and service	$304	$391	$978	$1,202
Radiopharmaceuticals	-	5	-	5
Total sales	$305	$396	$978	$1,207

Operating loss:
Medical equipment and service	$(65)	$(600)	$(550)	$(1,628)
Radiopharmaceuticals	(105)	(107)	(374)	(471)
Unallocated	-	-	-	-
Total operating loss	$(170)	$(707)	$(924)	$(2,099)

Total Assets:
Medical equipment and service			$1,179	$2,172
Radiopharmaceuticals			341	448
Unallocated			-	-
Total Assets			$1,520	$2,620

16.	Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statement were issued to determine whether they must be reported. The Company’s management determined the following reportable event was required to be disclosed:

In October 2015, the Company received advances in the amount of $100,000 from a non-affiliated shareholder of the Company to fund operations the terms of which have not yet been determined.

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

The Company

Positron, a pioneer in nuclear cardiology for over 30 years, is establishing a unique position in the cardiac PET marketplace by vertically integrating the fragmented and limited supply environment that exists today. Positron’s goal is to provide nuclear cardiologists an end-to-end solution by offering award-winning imaging technology, clinical services, imaging agents and innovative financing packages conveniently from a single source.  Securing the cardiac PET supply chain will help to accelerate the adoption of this superior modality and growth of the nuclear cardiology industry.

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

Positron is focused on increasing Sr-82 supply through radioisotope processing and production. Positron has supply agreements and technology partnerships with global irradiators that produce Sr-82.  Positron believes it is one of the few commercial resources in the U.S. with practical knowledge and experience of Sr-82 production and generator lifecycle management. Through multiple radioactive material sources, including potentially the Company’s own high-energy cyclotron dedicated to the production of Sr-82, Positron intends to introduce additional supply of Sr-82 into the marketplace, leading to an increase in the availability of Rb-82 generators and the need for PET systems. Positron seeks to secure both short and long-term supply of radioisotopes used in cardiac PET imaging. The Company intends to further supplement strontium resources by pursuing additional supply agreements with domestic and foreign irradiated source suppliers and by recycling expired generators.

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

Positron is acutely focused on additional supply of Sr-82. The U.S. Department of Energy had been the entity in the United States capable of producing this material. In August of 2012, Positron's whole-owned subsidiary, MIT, registered its DMF with the FDA. Since then Positron has validated irradiated targets from several major foreign irradiators and has been appointed an API grade strontium-82 supplier to Draximage, a manufacturer of Sr/Rb generators..

Positron continues to support the possibility of building a high-energy cyclotron in the future, primarily dedicated to Sr-82 production. The U.S. cardiac PET market can support several high-energy cyclotrons. Positron's technological leadership in Sr-82 production and processing provides us with a significant advantage over other companies seeking to deliver Sr-82.

Positron anticipates the cardiac PET market to rebound within the next twelve (12) months, beginning with the addition of a new Sr-82 supply from non-company owned domestic and international sources, the introduction of a new compact N-13 producing cyclotron from Ionetix Corporation, and with accelerated expansion upon market entry of DraxImage’s generator, pending FDA approval.

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

Market Potential

Although the cardiac PET industry since 2011 has experienced its most challenging years ever, it enabled the Company to aggressively pursue its strategy of aggregating and integrating the key components critical in securing the cardiac imaging supply chain. Positron is dedicated to lowering the barriers that have been constricting, or could later constrict, the progress of medical advancements in cardiac PET. Through our efforts to supplement the supply of key radioisotopes and our ability to offer innovative products and services, management is attempting to position Positron to become the industry’s only end-to-end solutions provider.

We believe that Positron may potentially be able to vertically integrate the fragmented “single source supplier environment” that exists in the cardiac PET market today and that these initiatives are intended to drive the Company towards consistent profitability and cash flow.

Results of Operations

Comparison of the Results of Operations for the Three Months ended September 30, 2015 and 2014

The Company experienced a $255,000 net loss for the three months ended September 30, 2015 compared to a net loss of $1,436,000 for the three months ended September 30, 2014. The decrease in the loss for the current three month period as compared to the same period last year is attributed primarily to a decrease in expenses.

Revenues – Service revenues for the three months ended September 30, 2015 were $304,000 as compared to $396,000 for the three months ended September 30, 2014. Sales of PET systems during 2015 and 2014 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to domestic and foreign particle accelerator maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the three months ended September 30, 2015 and 2014 was $107,000 and $4,000, respectively. This was due to a decrease in personnel during the three months ended September 30, 2015.

Operating Expenses - Operating expenses for the three months ended September 30, 2015 were $277,000 compared to $711,000 for the three months ended September 30, 2014. The Company reduced over-all personnel through a consolidation of job descriptions.

The Company recorded $2,000 in research and development costs during the three months ended September 30, 2015, compared to $126,000 for the three months ended September 30, 2014. Research and development costs for the nine months ended September 30, 2015 included mostly payroll, contract labor and consulting fees for Attrius® and related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development radiopharmaceutical products. Costs were lower due to a reduction in staff and consolidation of job descriptions.

Sales and marketing expense for the three months ended September 30, 2015 and 2014 were $20,000 and $56,000, respectively and were lower in 2015 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the three months ended September 30, 2015 and 2014 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the three months ended September 30, 2015 were $255,000 as compared to $529,000 for the three months ended September 30, 2014. The Company reduced overall personnel through a consolidation of job descriptions.

Other Income (Expenses) - Interest expense was $141,000 for the three months ended September 30, 2015 and includes $115,000 for the accretion of the convertible debentures discount and $26,000 for interest payable on the debt. Interest expense was $679,000 for the three months ended September 30, 2014 and includes $663,000 for the accretion of the convertible debentures discount and $16,000 for interest payable on the debt.

During the three months ended September 30, 2015 and 2014, the Company also recorded derivate gain/(loss) of $56,000 and ($54,000), respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the three months ended September 30, 2014, the Company recorded other income of $726,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000, and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the three months ended September 30, 2015, the Company had a net loss of $255,000, or $0.02 per share, compared to a net loss of $1,436,000, or $0.13 per share, for the three months ended September 30, 2014.

Comparison of the Results of Operations for the Nine Months ended September 30, 2015 and 2014

The Company experienced a net loss of $1,184,000 for the nine months ended September 30, 2015 compared to a net loss of $2,498,000 for the nine months ended September 30, 2014.  The decrease in the loss in the current nine month period as compared to the same period last year is attributed primarily to the reduction of salaries and other expenses during 2015 off set by recognition of certain customer deposits in other income during 2014.

Revenues – Service revenues for the nine months ended September 30, 2015 were $978,000 as compared to $1,207,000 for the nine months ended September 30, 2014. Sales of PET systems during 2015 and 2014 have been negatively impacted by shortage of Sr-82/Rb-82 generators supplied to cardiac imaging facilities by Bracco Diagnostics due to domestic and foreign particle accelerator maintenance and limited production capacity of the isotope Sr-82.

Gross Margin - Gross margin for the nine months ended September 30, 2015 and 2014 was $381,000 and $77,000, respectively. Costs were higher during the nine months ended September 30, 2014 due to an increase in consulting service expenses. The 2015 period also has a reduction in personnel costs.

Operating Expenses - Operating expenses for the nine months ended September 30, 2015 were $1,305,000 compared to $2,176,000 for the nine months ended September 30, 2014.

The Company recorded $127,000 in research and development costs during the nine months ended September 30, 2015, compared to $348,000 for the nine months ended September 30, 2014. Research and development costs for the nine months ended September 30, 2015 included mostly payroll, contract labor and consulting fees for Attrius® software and related to the radiopharmaceutical facility to prepare it for regulatory approvals and production. The Company intends to continue to support research and development radiopharmaceutical products and automated devices. Costs were lower due to a reduction in staff and consolidation of job descriptions.

Sales and marketing expenses for the nine months ended September 30, 2015 and 2014 were $86,000 and $144,000, respectively and were lower in 2015 due to the Company’s efforts to limit expenditures. Sales and marketing expenses for the nine months ended September 30, 2015 and 2014 are mostly comprised of salaries and consulting fees.

General and administrative expenses during the nine months ended September 30, 2015 were $1,092,000 as compared to $1,684,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company reduced overall personnel through a consolidation of job descriptions.

Other Income (Expenses) - Interest expense was $419,000 for the nine months ended September 30, 2015 and includes the $345,000 for the accretion of the convertible debentures discount and $74,000 for interest payable on the debt. Interest expense was $1,809,000 for the nine months ended September 30, 2014 and includes $1,761,000 for the accretion of the convertible debentures discount and $49,000 for interest payable on the debt.

During the nine months ended September 30, 2015 and 2014, the Company also recorded derivative gains of $111,000 and $684,000, respectively, in connection with the embedded conversion derivative liabilities related to convertible debt.

During the nine months ended September 30, 2014, the Company also recorded other income of $726,000. This is attributed to the recognition of certain customer deposits in the amount of $658,000, and the extinguishment of certain royalties in the amount of $64,000.

Net Loss – For the nine months ended September 30, 2015, the Company had a net loss of approximately $1,184,000, or $0.08 per share, compared to a net loss of $2,498,000, or $0.32 per share, for the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, the Company had current assets of $514,000 and current liabilities of $3,103,000 compared to December 31, 2014 when the Company had current assets of $730,000 and current liabilities of $2,697,000. Total assets at September 30, 2015 were $1,520,000 compared to $1,869,000 at December 31, 2014. Total liabilities were $3,103,000 and $2,706,000 at September 30, 2015 and December 31, 2014, respectively.

Cash and cash equivalents at September 30, 2015 were $28,000 compared to $208,000 at December 31, 2014. Accounts receivable were $147,000 at September 30, 2015 compared to $175,000 at December 31, 2014.

Current liabilities include accounts payable and accrued expenses of $944,000 at September 30, 2015.

Net cash used in operating activities was $545,000 and $1,883,000 for the nine months ended September 30, 2015 and 2014, respectively

Net cash provided by investing activities was $45,000 for the nine months ended September 30, 2015, and net cash used by investing activities was $8,000 for the nine months ended September 30, 2014.

Net cash provided by financing activities was $320,000 and $951,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

On September 8, 2015, the Company was served with a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Northern District of Texas by three parties alleging to be creditors of the Company, requesting relief from the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a Motion to Dismiss or in the alternative to Transfer Venue to another Judicial District requesting the case be moved to the Northern District of Illinois.  Concurrently, an Answer was filed alleging that the Involuntary Petition is defective because the petitioning creditors are not qualified or the claims being asserted against the Debtor are the subject of a bona fide dispute either as to amount or liability.  There can be no assurance that the Company will be successful in either of these contested matters.  If the petition is allowed to proceed it will hinder the Company’s ability to operate, borrow funds and raise capital.

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

The Company has enhanced its process for classifying and categorizing transactions by examining all transactions on a monthly basis and communicating such transaction classifications to the Company’s accountants who prepare the quarterly schedules.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 8, 2014, the Company accepted service of a Summons and Complaint in an action commenced by the Securities and Exchange Commission (the “Commission), in the United States District Court for the Southern District of Florida. The complaint alleges the Company’s former Chairman, CEO and principal stockholder and the Company engaged in fraudulent activity to manipulate the Company’s stock. The complaint alleges that the former CEO was involved in compensating a confidential informant, who was a former consultant to the Company, $1,000 to encourage interest and buying in the Company’s stock. The Commission's complaint alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5(a) and 10b-5(c). The Commission is seeking injunctions from future violations and civil money penalties against the Company. Without admitting or denying the allegations in the complaint, the Company has agreed paid $25,000 to the Commission and agreed not to violate Section 10(b) and Rule 10b-5(a) and (c) of the Exchange Act. The settlement agreement was approved by the Court and the settlement payment was paid to the Commission.

On September 8, 2015, Company was served with a petition for Involuntary Bankruptcy in the U.S. Bankruptcy Court, Northern District of Texas by three parties alleging to be creditors of the Company, including DX, LLC, an entity controlled by Cecil O’Brate a principal and affiliated shareholder (owner of approximately 23% holder of the Company’s common stock), requesting relief from the Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. The Company has filed a Motion to Dismiss or in the alternative to Transfer Venue to another Judicial District requesting the case be moved to the Northern District of Illinois.  Concurrently, an Answer was filed alleging that the Involuntary Petition is defective because the petitioning creditors are not qualified or the claims being asserted against the Debtor are the subject of a bona fide dispute either as to amount or liability.  There can be no assurance that the Company will be successful in either of these contested matters.

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

None.

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

POSITRON CORPORATION

Date: November 23, 2015	/s/ Joseph G. Oliverio
Joseph G. Oliverio
President, Chairman of the Board
(principal executive officer)

Date: November 23, 2015	/s/ Corey Conn
Corey N. Conn
Chief Financial Officer
(principal accounting officer)

