Form 10-K
period 2025-12-31
POSITRON CORP
filed 2026-03-31
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-24092

POSITRON CORPORATION
(Exact name of registrant as specified in its charter)

Texas	76-0083622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3784 Commerce Ct, Suite 100 North Tonawanda, NY	14120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 287-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	POSC	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☒ No

Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $21,904,585, based upon the closing sale price of such stock on the OTC Market. The registrant has no non-voting common equity.

As of March 31, 2026 the registrant had 32,849,451 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Positron Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect,” or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

 i

PART I

Item 1. Business

Organization

Positron Corporation (the “Company” or “Positron”) was incorporated under the laws of the State of Texas in 1983. Unless the context requires otherwise, in this report the terms “we,” “us”, “our”, “the Company”, and “Positron” refer to Positron Corporation.

Corporate History

Positron Corporation was incorporated as a Texas corporation in 1983 with its corporate headquarters in North Tonawanda, New York.

Nature of Business. Positron is a medical technology company that co-develops, manufactures and sells PET and PET-CT imaging systems, delivering high-performance, cost-effective molecular imaging solutions that empower healthcare providers to improve the diagnosis and treatment of cardiovascular disease and other critical conditions. By combining proprietary PET and PET-CT systems with comprehensive clinical and technical support, flexible financing, and a focus on operational efficiency, Positron makes advanced diagnostic imaging more accessible and sustainable for hospitals, outpatient centers, and physician practices.

With a specialization in cardiac PET imaging and a growing presence in oncology and neurology, Positron stands at the forefront of innovation in nuclear medicine. Its systems are designed to enhance patient outcomes, maximize system uptime, and reduce total cost of ownership-offering unmatched clinical value and economic advantage in today’s healthcare environment.

In 2023, the Company entered an expanded business cooperation / OEM Supply and Distribution / SKD Manufacturer Agreement with Shenyang Intelligent Neuclear Medical Technology Co. a subsidiary of Neusoft Medical Systems’ which secured exclusive rights for the North American market to sell/distribute PET,PET-CT and next generation PET-CT scanners in the future.

The Company

Positron Corporation is a medical technology company focused on advancing positron emission tomography (“PET”) imaging through the development, manufacture, and commercialization of PET and PET-computed tomography (“PET-CT”) imaging systems. The Company maintains a primary focus on cardiac PET imaging, which is widely utilized in nuclear cardiology for the diagnosis and management of cardiovascular disease. The Company’s solutions are designed to support diagnostic accuracy, improve patient outcomes, and enable cost-effective care for healthcare providers.

The Company’s imaging portfolio includes its dedicated PET system and its next-generation PET-CT platform. The Company is preparing for the introduction of its Affinity™ PET-CT 4D 64-slice system, which is intended to enhance clinical performance, workflow efficiency, and system capabilities. The Affinity PET-CT system is designed to support multiple clinical applications, including cardiology, oncology, and neurology.

Through its strategic relationship with Shenyang Intelligent Nuclear Medical Technology Co. Ltd., a subsidiary of Neusoft Medical Systems, the Company collaborates on product development, engineering, and manufacturing. The Company intends to manufacture, distribute, and service its PET and PET-CT systems in its target markets. The Company also plans to pursue regulatory clearance for its Affinity PET-CT system through amendment of its existing U.S. Food and Drug Administration (“FDA”) 510(k) clearance.

The Company’s collaboration with Neusoft also supports the continued development and production of its PET imaging systems and related technologies. The Company believes that its combined approach to product development, manufacturing, and service enables it to address evolving clinical and operational requirements within nuclear imaging.

The Company’s strategy emphasizes accessibility, operational efficiency, and cost-effective system deployment. The Company believes it is positioned to address growing demand for PET-based imaging solutions across nuclear cardiology and other clinical applications.

Positron’s Headquarters is in North Tonawanda, NY.

Recent Developments

On November 5, 2025, the Company granted options to purchase an aggregate of 5,150,000 shares of its common stock to certain members of management under the Company’s 2021 Equity Incentive Plan. The options were granted with an exercise price of $1.48 per share, which represents the quoted closing price on the grant date. The options fully vested on November 5, 2025, and will expire on November 5, 2030.

Our Products and Key Components

The Company offers a range of products and services for the nuclear imaging community that are discussed below.

PET and PET-CT Molecular Imaging Systems and Clinical, Training and Technical Support Services

Positron Corporation provides molecular imaging solutions to nuclear cardiologists and other healthcare providers through its PET and PET-CT imaging systems. The Company’s imaging technologies are supported by clinical and technical services, including training, remote diagnostics, and maintenance programs designed to support system performance and operational efficiency.

To facilitate adoption, the Company offers flexible commercial arrangements, including rental and service agreements, which are generally structured as multi-year contracts to align with the operational and financial requirements of hospitals, imaging centers, and physician practices.

The Company’s PET imaging systems are primarily utilized for the non-invasive diagnosis and evaluation of coronary artery disease, supporting clinical decision-making and patient management. The Company’s solutions are designed to improve diagnostic accuracy, support workflow efficiency, and enhance patient care.

The Company is expanding its product offerings to include PET-CT imaging systems, including the development of its Affinity™ PET-CT 4D system, which is intended to support additional clinical applications, including oncology and neurology. These systems are designed to provide performance capabilities and operational efficiencies suited to a range of clinical environments.

As of the date of this filing, the Company has received deposits for PET-CT systems; however, substantially all historical revenues have been derived from PET system services.

Market Opportunity (USA)

Industry Overview

Cardiovascular disease (“CVD”) remains the leading cause of mortality in the United States and represents a significant and growing public health and economic burden. According to the American Heart Association, approximately 48% of U.S. adults are affected by one or more forms of CVD. The total economic impact of CVD continues to expand, with combined direct and indirect costs projected to exceed $1 trillion annually by 2035, driven by an aging population, increasing prevalence of obesity and diabetes, and improved disease detection. Data from the National Institutes of Health further underscores the long-term growth in healthcare expenditures associated with cardiovascular disease.

Diagnostic imaging is central to the early detection, diagnosis, and management of cardiovascular disease. Advanced imaging technologies enable clinicians to identify disease at earlier stages, guide therapeutic decisions, and reduce the need for invasive and costly procedures. Nuclear imaging is a specialized diagnostic modality that utilizes low-dose radiopharmaceuticals to evaluate both anatomical structure and physiological function, including myocardial perfusion, blood flow, and metabolic activity.

In cardiology, nuclear imaging is widely used in the evaluation of coronary artery disease (“CAD”) and serves as a non-invasive “gatekeeper” to invasive procedures such as coronary angiography. The two principal nuclear imaging modalities are Single Photon Emission Computed Tomography (“SPECT”) and Positron Emission Tomography (“PET”). While SPECT has historically dominated the market, PET imaging is increasingly recognized as the superior modality due to its higher diagnostic accuracy and expanded clinical capabilities.

Cardiac PET imaging offers enhanced sensitivity and specificity, lower radiation exposure, and the ability to quantify myocardial blood flow and coronary flow reserve, enabling improved detection of multivessel and diffuse coronary disease. PET imaging is commonly performed using radiotracers such as Rubidium-82 and Nitrogen-13 ammonia. Recent advancements, including the introduction of Fluorine-18–based tracers such as Flurpiridaz F-18, are expected to further accelerate adoption by improving image quality, extending tracer availability, and simplifying logistics.

Market Opportunity and Industry Transition

The Company believes the U.S. nuclear cardiology market is undergoing a significant structural transition from SPECT to PET-CT imaging. There are approximately 13,000 SPECT systems installed in the United States, of which an estimated 10,000 are utilized primarily for cardiac imaging. Industry data and clinical guidance suggest that a substantial portion of these systems will be replaced or upgraded over time as providers transition to PET-CT technology.

Professional society guidance, including position statements and clinical literature associated with the American Society of Nuclear Cardiology, increasingly supports PET imaging as a preferred modality for myocardial perfusion imaging in appropriate patient populations. PET imaging provides superior diagnostic performance, supports quantification of coronary flow reserve, and enables more efficient, single-session imaging protocols compared to traditional SPECT imaging.

In addition, reimbursement dynamics and operational efficiencies further support the transition to PET-CT. PET imaging is generally associated with higher reimbursement rates relative to SPECT, while also offering faster scan times, improved throughput, and reduced downstream testing. Clinical studies have demonstrated that PET imaging may reduce unnecessary invasive procedures and improve overall cost efficiency in patient management.

The introduction of next-generation radiopharmaceuticals, including Fluorine-18–based tracers, is expected to expand access to cardiac PET imaging by enabling broader distribution through conventional radiopharmacy networks, further accelerating market adoption.

Company Positioning and Strategy

The Company is focused on addressing the growing demand for PET-CT imaging by providing high-performance, cost-effective imaging solutions designed to expand access to advanced nuclear cardiology.

The Company’s PET-CT systems are designed to deliver the clinical benefits of PET imaging while offering a compelling economic value proposition relative to traditional market offerings. The Company believes its ability to provide PET-CT imaging systems at price points comparable to, or in certain cases near, SPECT-CT systems positions it favorably to support the ongoing transition from SPECT to PET-CT.

In addition to equipment sales, the Company offers comprehensive service and support solutions, including clinical, technical, and operational support, designed to facilitate adoption and optimize utilization of PET-CT systems. These solutions are intended to reduce implementation barriers for healthcare providers and enable broader adoption across a range of practice settings, including smaller and independent cardiology practices.

The Company believes that its integrated approach, which combines advanced imaging technology, competitive pricing, and support services, aligns with current industry trends and positions it to participate in the anticipated multi-year replacement cycle of legacy SPECT systems with PET-CT imaging solutions.

Barriers To Entry

Historically, adoption of cardiac PET imaging has been constrained by the high capital cost associated with PET and PET-CT systems, as well as the operational complexity of implementing advanced nuclear imaging programs. These factors have limited access primarily to larger hospital systems and well-capitalized institutions.

In addition to capital expenditures, barriers to entry have included ongoing service and maintenance costs, radiopharmaceutical access and logistics, reimbursement considerations, and the need for specialized clinical and technical expertise to operate and interpret PET imaging studies.

The Company believes that recent industry developments, including improved radiopharmaceutical availability and expanding clinical acceptance of PET imaging, are reducing certain structural barriers; however, system cost and implementation complexity remain significant considerations for many healthcare providers.

The Company’s strategy is focused on lowering these barriers through the introduction of cost-effective PET and PET-CT imaging systems, combined with integrated service and support solutions designed to facilitate adoption. The Company believes its pricing model, which is generally positioned below that of major market participants such as GE HealthCare, Philips Healthcare, and Siemens Healthineers, may enable broader access to PET-CT imaging across a wider range of healthcare settings.

The Company believes that reducing financial and operational barriers to entry will be a key factor in accelerating the transition from SPECT to PET-CT imaging within nuclear cardiology.

Competitive Strengths

The Company believes it is well positioned within the nuclear cardiology imaging market based on the following competitive strengths:

Focused Cardiac PET-CT Expertise

The Company maintains a dedicated focus on cardiac PET and PET-CT imaging, enabling specialization in nuclear cardiology and alignment with the growing clinical adoption of PET-based myocardial perfusion imaging.

Cardiac-Specific Imaging Software

The Company offers advanced cardiac-focused imaging software designed to support clinical interpretation and workflow efficiency. These capabilities include tools for therapy monitoring, coronary visualization, motion correction, and flexible protocol development.

Proprietary Imaging Systems

The Company designs, develops, and markets molecular imaging systems optimized for cardiovascular applications, with an emphasis on performance, workflow efficiency, and cost-effectiveness.

Integrated Clinical and Technical Support

The Company provides comprehensive support services, including physician and technologist training, billing and reimbursement assistance, clinical over-read support, and ongoing technical service. These services are designed to support customer adoption and maintain high system uptime.

Flexible Financing and Access Models

The Company offers a range of financing solutions, including rental and lease-to-own programs, intended to reduce upfront capital requirements and facilitate broader access to PET-CT imaging technology.

Established Customer Base and Industry Relationships

The Company benefits from an installed base of imaging systems and long-standing relationships with cardiologists and imaging centers, supporting repeat business and customer referrals.

Targeted Market Approach

The Company focuses on serving mid-sized hospitals and outpatient imaging centers, which may be underserved by larger imaging equipment providers, creating opportunities for market penetration and growth.

Expansion into Multi-Disciplinary Imaging

With the introduction of next-generation PET-CT systems, the Company is expanding its capabilities beyond cardiology into additional clinical applications, including oncology and neurology.

Operational Efficiency and System Reliability

The Company’s imaging systems are designed to support efficient workflows, compact installation environments, and high system availability, which are important considerations for outpatient and high-throughput imaging settings.

Lifecycle Management and Service Capabilities

The Company maintains involvement across the system lifecycle, including installation, service, and upgrades, which may enhance responsiveness, cost management, and customer retention.

Alignment with Industry Trends

The Company believes it is positioned to benefit from favorable industry dynamics, including increasing adoption of cardiac PET imaging, expanded availability of radiopharmaceuticals, and ongoing shifts in reimbursement and clinical practice patterns.

Sales and Marketing

The Company markets its molecular imaging systems and related services through a dedicated internal sales and marketing organization. This team is responsible for promoting, educating, and selling the Company’s products to healthcare providers, including hospitals, outpatient imaging centers, and cardiology practices. The Company also benefits from referral activity generated through its installed base of systems and established customer relationships.

The Company supports its sales efforts through a range of marketing initiatives, including participation in industry trade shows, publication of clinical and product information, targeted advertising, and presentations at medical and industry conferences. These activities are intended to increase brand awareness, communicate the clinical and economic value of the Company’s offerings, and generate sales opportunities.

The Company primarily sells and distributes its products and services directly to end-users. Its sales personnel are deployed across key geographic regions and may be organized by market segment or product focus to enhance customer engagement and support. The Company’s sales approach emphasizes both equipment placement and the adoption of associated service and support offerings designed to facilitate implementation and utilization of its imaging systems.

Customer Support Services

The Company provides comprehensive customer support services designed to support the performance, reliability, and utilization of its molecular imaging systems. These services are delivered through a combination of internal clinical and technical personnel, as well as external clinical consultants and affiliated specialists.

The Company’s support offerings include physician interpretation training, nurse and technologist training, billing and prior-authorization assistance, clinical over-read support, and ongoing clinical and technical guidance. The Company also provides continuous support coverage, including 24/7 technical assistance, priority response, and after-hours service availability, along with software updates and system enhancements.

The Company maintains a team of field service engineers responsible for installation support, equipment maintenance, hardware upgrades, and service contract fulfillment across its installed base. These personnel also assist with site planning and customer training to support effective system implementation and operation.

The Company utilizes secure remote connectivity to perform diagnostic monitoring and system maintenance, enabling real-time issue identification and resolution. When on-site service is required, the Company’s modular system design supports efficient component replacement and reduced service times.

The Company’s service model is focused on maximizing system availability and supporting consistent clinical operations. Based on internal service data, the Company’s installed systems have historically achieved average uptime in excess of 98%.

The Company services its installed base of PET systems and intends to provide ongoing service and support for its PET-CT systems, maintaining continuity across the system lifecycle.

Competition

The Company operates in a competitive nuclear imaging equipment market that includes large multinational original equipment manufacturers and smaller specialized imaging companies. Key competitors include GE HealthCare, Philips Healthcare, and Siemens Healthineers, each of which offers a broad portfolio of diagnostic imaging products and has greater financial, technical, and marketing resources than the Company.

The Company believes it differentiates through its focused approach to cardiac PET and PET-CT imaging, as well as its integrated service and support model. The Company’s offerings are designed to address the clinical and economic requirements of nuclear cardiology practices, including cost considerations, workflow efficiency, and ongoing operational support.

The Company also competes with alternative diagnostic imaging modalities, including computed tomography (“CT”), magnetic resonance imaging (“MRI”), and computed tomography angiography (“CTA”). The Company believes these modalities are generally complementary to nuclear imaging, as each provides distinct clinical information. Nuclear imaging, including PET and PET-CT, offers functional and physiological data that may not be available through anatomical imaging techniques alone.

While CTA has been utilized in certain clinical settings as a non-invasive diagnostic tool, the Company believes that nuclear imaging continues to play a critical role in the assessment of myocardial perfusion and coronary artery disease. The selection of imaging modality is influenced by multiple factors, including clinical indication, physician preference, availability, and reimbursement considerations.

The Company believes its targeted market approach, combined with its emphasis on cost-effective PET-CT solutions and integrated support services, positions it to compete within the evolving nuclear cardiology imaging market.

Third-Party Reimbursement

The Company’s customers typically rely on reimbursement from government healthcare programs, including Medicare and Medicaid, as well as private third-party payers. Accordingly, demand for the Company’s products and services is influenced by coverage determinations and reimbursement levels established by these payers.

Third-party reimbursement is subject to extensive federal, state, and local regulation, as well as evolving private payer policies. Coverage and payment criteria are often subject to interpretation and may be modified from time to time. Variability in payer requirements, including contracting, accreditation, and ownership or leasing structures, may affect the ability of healthcare providers to obtain reimbursement for imaging services and may influence the adoption of certain business models.

Medicare reimbursement policies, administered by the Centers for Medicare & Medicaid Services, establish standards for the payment of diagnostic imaging services, including requirements related to medical necessity, billing practices, and provider qualifications. These policies may include limitations on reimbursement methodologies, such as restrictions on the mark-up of diagnostic tests, which may impact provider economics.

The Company believes reimbursement trends are generally supportive of advanced imaging modalities, including PET and PET-CT. Under the Medicare Physician Fee Schedule, myocardial perfusion PET imaging reimbursement has been established at approximately $2,250 per study in the outpatient setting for recent periods, reflecting recognition of the clinical value of PET imaging. In addition, reimbursement frameworks have evolved to support higher-value imaging procedures, including the classification of certain PET/CT procedures into higher ambulatory payment categories and, in certain cases, separate reimbursement for radiopharmaceuticals.

At the same time, reimbursement for alternative modalities, including SPECT imaging, may be subject to ongoing pressure due to bundling methodologies and resource-related constraints. These dynamics may influence provider decision-making and contribute to broader adoption of PET-based imaging.

Any reduction in coverage or reimbursement levels for PET, PET-CT, or SPECT procedures, or adverse changes in applicable regulations or payer policies, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Manufacturing

The Company’s manufacturing strategy combines internal design capabilities and proprietary processes with strategic outsourcing to support cost efficiency and scalability. The Company’s PET and PET-CT imaging systems are co-manufactured through its partner, Neusoft Medical Systems, at its development and manufacturing facilities in Shenyang, China, including through affiliated entities.

The Company expects to continue utilizing third-party manufacturing and sourcing arrangements for certain components and processes to enhance operational efficiency and manage production costs. The Company performs select activities, including subassembly, system configuration, performance testing, and packaging and labeling, at its facilities and, in certain cases, at customer sites. The Company also provides connectivity and integration solutions, including system configuration and implementation support.

The Company and its third-party manufacturing partners are subject to applicable regulatory requirements, including the U.S. Food and Drug Administration (“FDA”) Quality System Regulation, as well as other federal, state, and international standards, including those applicable within the European Union.

Research and Development

The Company conducts its research and development activities in collaboration with its strategic partner, Neusoft Medical Systems, which provides expertise in the design, engineering, and manufacturing of advanced medical imaging systems. This collaboration enables the Company to leverage established technical capabilities, development infrastructure, and manufacturing resources in support of its PET and PET-CT product portfolio.

The Company’s research and development efforts are focused on the enhancement of existing systems and the development of next-generation imaging technologies designed to address evolving clinical and operational requirements. Areas of focus include system performance, workflow efficiency, software capabilities, and expanded clinical applications.

The Company believes that its collaborative approach to research and development supports efficient product development timelines and access to advanced technologies, positioning it to respond to changes in clinical practice and market demand within nuclear cardiology and related imaging fields.

Regulatory Testing and Evaluation.

The Company’s next-generation PET-CT system, the Affinity™, is currently undergoing required safety and performance testing in support of its U.S. Food and Drug Administration (“FDA”) regulatory submission. This testing is being conducted in collaboration with Intertek, an internationally recognized independent testing and certification organization.

The evaluation process includes a range of assessments designed to validate compliance with applicable regulatory and industry standards, including electrical safety, electromagnetic compatibility, and system performance. These evaluations are intended to confirm the safety of the system for both patients and operators, as well as its ability to function reliably within a clinical environment.

Due to certain physical characteristics of the system, including patient table configuration, portions of the testing have been conducted at the Company’s facility rather than in a standard laboratory setting. The testing process involves simulation of both typical operating conditions and stress scenarios to evaluate system performance under a variety of conditions.

The Company has worked collaboratively with its internal engineering and service teams, technical personnel from its strategic partner Neusoft Medical Systems, and Intertek representatives to complete the required evaluations. The Company believes it is nearing completion of this phase of testing and continues to advance toward its regulatory objectives.

Patents, Trademarks and Intellectual Property

As of the date of this filing, the Company holds trademark registrations in the United States for, among others, Positron®, Attrius® and Affinity PET-CT™.

The Company seeks to protect its intellectual property through a combination of trademark rights, trade secret protections, and contractual arrangements. The Company requires its employees, consultants, and advisors to enter into confidentiality and proprietary rights agreements that restrict the disclosure of confidential information and provide for the assignment to the Company of inventions, developments, and other intellectual property created in connection with their service.

The Company relies in part on trade secrets and proprietary know-how to maintain its competitive position. These protections are intended to safeguard technical information, processes, and other proprietary assets related to the Company’s business and technology.

Despite these measures, there can be no assurance that such protection will be adequate to prevent unauthorized use or disclosure of the Company’s intellectual property. Third parties may seek to copy or otherwise obtain and use proprietary information, which could adversely affect the Company’s competitive position.

Product Liability and Insurance

The Company is subject to risks associated with product liability and other claims that may arise from the use of its medical devices. Such claims may involve allegations of personal injury or other adverse outcomes related to the Company’s products.

The Company maintains commercial general liability and other insurance coverage that it believes is appropriate for its operations and industry. While the Company has not experienced any product liability claims to date, there can be no assurance that such claims will not arise in the future or that existing insurance coverage will be sufficient to fully mitigate potential liabilities.

Employees

As of the date of this filing, the Company employed 10 full-time employees. None of the Company’s employees are represented by a union.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks, uncertainties and other factors described below, in addition to the other information set forth in this Form 10-K, before making an investment decision. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Risk Associated with Business Activities

History of Losses. To date, the Company has been unable to sell its products in quantities sufficient to be operationally profitable. Consequently, the Company has sustained substantial losses. During the year ended December 31, 2025, the Company had a net loss of $10,603,392 compared to a net loss of $2,379,092 for the year ended December 31, 2024. At December 31, 2025, the Company had an accumulated deficit of $144,937,079. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that will be sustained.

Going concern. The Company does not expect to generate sufficient revenues and positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Strategic Initiatives

Management’s strategic plans are focused on advancing the Company’s operational execution, expanding its market presence, and enhancing long-term shareholder value. Key elements of the Company’s strategy include the following:

Operational Execution

The Company intends to further develop and execute its business operations, including scaling commercial activities, supporting product deployments, and enhancing organizational capabilities to support anticipated growth.

Expansion in Nuclear Cardiology

The Company is focused on expanding its presence in nuclear cardiology through the continued commercialization of its PET-CT imaging systems. These systems are designed to provide advanced clinical capabilities, including improved diagnostic performance and workflow efficiency, supporting broader adoption among nuclear cardiology practices.

Expansion into Oncology and Additional Clinical Applications

The Company plans to expand into the oncology imaging market through its next-generation PET-CT systems, which are designed to support multi-disciplinary imaging applications. The Company believes these systems offer a combination of performance, compact design, and cost efficiency that may be attractive to hospitals and imaging centers seeking to broaden their diagnostic capabilities.

Strategic Partnerships and Business Development

The Company intends to pursue strategic relationships and partnership opportunities that may enhance its market position, expand distribution capabilities, and support product development and commercialization efforts.

Capital Markets Strategy

The Company plans to pursue an uplisting to a more prominent public market, subject to meeting applicable listing requirements. The Company believes that such an uplisting may enhance visibility, improve access to capital, and broaden its investor base.

Recruiting and Retention of Qualified Personnel. The Company’s performance is dependent, in part, on the continued services of its executive officers and other key personnel. The loss or unavailability of any such individuals could adversely affect the Company’s operations, business development activities, and strategic initiatives.

The Company’s future growth also depends on its ability to attract, develop, and retain qualified personnel across all areas of its business, including management, research and development, engineering, sales, and marketing. Competition for skilled personnel in these areas is significant, particularly within the medical technology industry.

While the Company seeks to maintain a qualified and capable workforce, there can be no assurance that it will be successful in attracting or retaining personnel with the requisite experience and expertise. The inability to recruit or retain such personnel could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Working Capital. The Company had cash and cash equivalents of approximately $2,520,466 at December 31, 2025. The Company utilized $10,000,000 proceeds from the sale of common stock to fund operating activities during the year ended December 31, 2025. The Company had current liabilities of $2,402,141 and positive working capital of $937,045 at December 31, 2025. The Company believes that it may continue to experience operating losses and accumulate deficits in the foreseeable future. If we are unable to obtain financing to meet our cash needs, we may have to severely limit or cease our business activities or may seek protection from our creditors under the bankruptcy laws.

Requirements associated with being a reporting company will increase our costs significantly, as well as divert significant company resources and management attention.

We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the way we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

Penny Stock Rules. If the shares of the Registrant’s common stock are listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the requirements of the OTC Markets. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the U.S. Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

A Small Number of Large Stockholders and Thinly Traded Market. A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. In addition, our common stock is thinly traded, and any significant sales of our common stock may cause volatility in our common stock price. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We have also registered all shares of common stock that we may issue under our employee benefit plans. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause many securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

In addition, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions, or inaction, our stock price may decline.

Substantial Competition and Effects of Technological Change. The industry in which the Company is engaged is subject to technological changes. There can be no assurance that Company’s systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s products obsolete or non-competitive. Many of our competitors enjoy significant competitive advantages over us, including greater name recognition; greater financial, technical and service resources; established relationships with healthcare professionals; established distribution networks; additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established medical imaging companies, any of which would likely have greater resources than the Company, will not enter the market. There can be no assurance that the Company will be able to compete successfully against any of its competitors.

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

We rely on a limited number of third parties to manufacture and supply certain key components of our products, including our molecular imaging systems. We have outsourced production of our molecular imaging systems to a single contract manufacturer. Although we believe alternative sources of supply are available, transitioning to an alternative supplier would require a ramp-up period during which production could be delayed or interrupted. The components and supplies we source are not unique or custom, which we believe mitigates, but does not eliminate, this risk.

If a disruption in the availability of parts or in the operations of any of our suppliers were to occur, our business could be materially adversely affected. We have backup plans designed to prevent delays in production; however, there can be no assurance that these plans will be successful. Extended delays in the production of our systems could result in a loss of revenue, which could significantly harm our business and results of operations.

No Assurance of Market Acceptance. The Company’s systems involve new technology that competes with more established technologies. The purchase and installation of our system involve a significant capital expenditure on the part of the purchaser. A potential purchaser of our system must have an available patient base that is large enough to provide the utilization rate needed to justify such capital expenditure. There can be no assurance that the Company’s systems will be accepted by the target markets, or that the Company’s sales of systems will increase or that the Company will be profitable.

Proprietary Technology. The Company holds certain trade secret rights relating to various aspects of its technologies, which are of material importance to the Company and its future prospects. Competitors may be able to design alternative techniques or devices with functionalities that are comparable to ours. In the event a competitor infringes upon our intellectual property rights, litigation to enforce our intellectual property rights, even if successful, could be expensive and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that the Company’s products will not infringe on any patents of others. We may not have sufficient resources to enforce our intellectual property rights or to defend ourselves against challenges from others.

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

Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a - 15(c) and 15d - 15(e)). Based upon that evaluation, our principal executive and financial officer concluded that, as of December 31, 2025 and 2024 our disclosure controls and procedures were not effective, (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because we are a small company with a limited number of employees, there is an inherent issue of segregation of duties as experienced by all small companies. Our independent outside financial consultant assists us with our bookkeeping and reporting requirements and is segregated from our operations and management.

Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material weakness identified:

●	The Company recognizes that due to its limited number of personnel, there are inherent challenges in achieving complete segregation of duties within the financial reporting process. Management continues to evaluate opportunities to enhance internal controls to mitigate these challenges and identifying and accounting for complex transactions.

●	The Company had not documented its risk assessment or entity level controls or formalized our review level controls.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of common stock.

Item 2. Properties

On July 8, 2025, the Company entered into a lease agreement (the “Lease”) with GSMS 2015-GC34 Commerce Court LLC, a New York limited liability company (the “Lessor”) for the Company’s corporate headquarters, systems showroom, parts warehouse and testing facility. The amount of leased space at this location in North Tonawanda, New York is approximately 6,000 square feet.

The Company has a month to month operating lease for its Houston office where the Company tests components and maintains inventory parts. Monthly rent on the facility is $1,000.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is currently traded and quoted on the OTC Markets under the symbol “POSC”.

Holders of Record

As of December 31, 2025, there were 547 holders of the Company’s common stock.

Dividend Policy

The Company has not paid any dividends to date and has no plans to do so in the immediate future.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

In May 2021, Positron’s Board of Directors (the “Board”) adopted the 2021 Equity Incentive Plan (“2021 Plan”). The plan authorizes issuance of a total of 10,000,000 options to purchase common stock shares. The purpose of the 2021 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders.

The 2021 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2021 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock has been authorized for issuance under the 2021 Plan.

As of December 31, 2025, the Company was authorized to issue 10,000,000 stock options. During the year ended we granted 5,150,000 stock options, leaving 4,850,000 available to be granted.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal years ended December 31, 2025, 2024 and 2023, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

2025

On December 23, 2025, the Company entered into a Subscription Agreement with a single unrelated third-party investor to purchase 1,333,333 shares of the Company’s common stock, par value $0.0001 per share for an aggregate purchase price of $2,000,000.

In March 2025, the Company issued an aggregate of 8,000,000 shares of Common Stock for the purchase price of $8,000,000. These shares were purchased by a principal stockholder.

In May 2025, the Company issued 100,000 shares of common stock to a consultant for services rendered, having a fair value of $177,000.

●	In October 2025, the Company converted 435,085 shares of Series A Preferred Stock into 1,101 shares of common stock.

●	In October 2025, the Company converted 192,000 shares of Series B Preferred Stock into 1,101 shares of common stock into 60,009 shares of common stock.

2024

The Company issued 1,500,000 shares of common stock for the purchase price of $1,400,000.

The Company issued 500,000 shares of common stock to a consultant for services rendered, having a fair value of $525,000.

The Company issued 375,000 shares of common stock in connection with the conversion of $300,000 of debt.

2023

In August 2023, the Company issued an aggregate of 1,500,000 shares of common stock for the purchase price of $1,375,000.

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

Issuer Purchases of Equity Securities

During 2025, the Company repurchased 4,000,000 shares of common stock for $2,500,000.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is December 31. Our fiscal quarters end on March 31, June 30, September 30 and December 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

Positron is a medical technology company that co-develops, manufactures, and sells positron emission tomography (“PET”) and PET-computed tomography (“PET-CT”) imaging systems. The Company’s products are designed to provide high-performance, cost-effective molecular imaging solutions that support the diagnosis and management of cardiovascular disease and other clinical conditions.

The Company combines its imaging systems with clinical and technical support services, as well as flexible financing options, to facilitate adoption by healthcare providers, including hospitals, outpatient imaging centers, and physician practices. The Company’s solutions are intended to support efficient clinical workflows, system reliability, and broader access to advanced diagnostic imaging technologies.

The Company maintains a focus on cardiac PET imaging and is expanding its capabilities into additional clinical applications, including oncology and neurology. The Company’s systems are designed to support diagnostic accuracy, operational efficiency, and system utilization, which are important considerations for healthcare providers.

The Company believes that its integrated approach, including product design, service offerings, and pricing strategy, positions it to participate in the ongoing adoption of PET and PET-CT imaging. The Company further believes that continued advancements in clinical practice, radiopharmaceutical availability, and reimbursement dynamics may support increased utilization of PET-based imaging over time.

The Company believes its proprietary products and services, combined with its market positioning and strategic initiatives, may support increased adoption of cardiac PET and PET-CT imaging in the United States and selected international markets. The Company’s strategy is focused on expanding its market presence, enhancing operational execution, and pursuing growth opportunities within the nuclear imaging sector. The Company believes that successful execution of this strategy may position it to strengthen its competitive standing and create long-term value for its customers and shareholders.

The Company

Positron Corporation is a medical technology company focused on the advancement and commercialization of positron emission tomography (“PET”) and PET-computed tomography (“PET-CT”) imaging systems. The Company is dedicated to expanding the adoption of PET imaging by providing high-performance, cost-effective solutions designed to improve diagnostic accuracy, enhance patient outcomes, and support efficient healthcare delivery.

The Company maintains a strong focus on cardiac PET imaging, which is increasingly recognized as a preferred modality in nuclear cardiology due to its superior diagnostic capabilities. Positron’s solutions are designed to support the detection and management of cardiovascular disease through advanced imaging technologies that provide both functional and physiological insights.

Positron’s current imaging portfolio includes the Attrius® PET system, which has been deployed across a range of clinical settings, supporting the Company’s established presence in nuclear cardiology. Building upon this foundation, the Company is preparing for the commercial introduction of its next-generation Affinity PET-CT 4D 64-slice imaging system, which is expected to further enhance clinical performance, workflow efficiency, and system capabilities.

The Affinity PET-CT system is designed to support multi-disciplinary imaging applications, including cardiology, oncology, and neurology, and reflects the Company’s strategy to expand beyond its traditional cardiac focus into broader molecular imaging markets. The Company believes that the introduction of this system, subject to regulatory clearance, will position it to address evolving clinical needs and participate in the growing demand for advanced PET-CT imaging solutions.

In addition to its imaging systems, the Company provides a range of clinical, technical, and operational support services intended to facilitate adoption and optimize system utilization. These offerings include training, workflow integration, and ongoing support designed to assist healthcare providers in implementing and maintaining PET-based imaging programs.

The Company’s strategy is centered on increasing accessibility to PET and PET-CT imaging through a combination of technology development, cost-efficient system design, and flexible commercial models. The Company believes that its integrated approach, which combines imaging systems with support services and financing options, may reduce barriers to adoption and support broader utilization across hospitals, outpatient centers, and physician practices.

The Company believes that continued advancements in clinical practice, radiopharmaceutical availability, and reimbursement dynamics are contributing to the ongoing transition from traditional imaging modalities to PET-based solutions. The Company further believes that its product development initiatives, including the anticipated introduction of the Affinity PET-CT system, position it to participate in this transition and expand its presence within the nuclear imaging market.

PET vs. SPECT

There are two principal imaging modalities utilized in nuclear cardiology: single photon emission computed tomography (“SPECT”) and positron emission tomography (“PET”). SPECT has historically represented the more widely deployed modality; however, PET is increasingly being recognized for its clinical and operational advantages in myocardial perfusion imaging (“MPI”).

Cardiac PET MPI offers a number of advantages relative to SPECT, including high diagnostic accuracy, consistent image quality, rapid acquisition protocols, lower radiation exposure, and the ability to quantify absolute myocardial blood flow and myocardial blood flow reserve. These features may support improved detection of multivessel and diffuse coronary artery disease and provide additional information for clinical decision-making that is generally not available with conventional SPECT imaging.

Recent clinical and professional society developments have further strengthened the position of cardiac PET within nuclear cardiology. In January 2026, the American Society of Nuclear Cardiology (“ASNC”) stated that, if available, cardiac PET with myocardial blood flow should be used to evaluate all patients with suspected coronary artery disease who are candidates for myocardial perfusion imaging, citing its high diagnostic accuracy, strong risk stratification, low radiation exposure, and reproducible flow quantification capabilities.

Cardiac PET is commonly performed using radiotracers such as Rubidium-82 and Nitrogen-13 ammonia. In September 2024, the U.S. Food and Drug Administration approved flurpiridaz F 18 for PET myocardial perfusion imaging in adults with known or suspected coronary artery disease. The approval of an F-18–based PET perfusion tracer is expected to improve distribution logistics and may broaden access to cardiac PET imaging over time.

Published data also continues to support PET’s favorable radiation profile relative to SPECT. A report from the Intersocietal Accreditation Commission database found average radiation exposure of approximately 3.7 mSv for cardiac PET MPI studies compared with approximately 12.8 mSv for SPECT MPI studies.

Comparative clinical literature likewise supports PET’s superior diagnostic performance in appropriate settings. In a sub study of the Phase III Flurpiridaz trial, PET demonstrated significantly higher sensitivity than SPECT in both smaller and larger left ventricles, with particularly strong relative performance in smaller ventricles and in women.

The Company believes these clinical, technological, and reimbursement-related developments are contributing to the continued transition from SPECT to PET-CT imaging in nuclear cardiology. Although the installed base of cardiac PET systems remains substantially smaller than that of SPECT, recent guideline support, expanding radiopharmaceutical availability, and broader recognition of PET’s clinical value are expected to support continued market adoption.

Barriers to Entry

Historically, the adoption of cardiac PET imaging has been influenced by several structural and economic factors, including the significant capital investment required for PET and PET-CT systems and the operational requirements associated with establishing and maintaining advanced nuclear imaging programs. These factors have generally limited utilization to larger healthcare systems and institutions with greater financial and operational resources.

Additional considerations impacting adoption have included ongoing service and maintenance obligations, radiopharmaceutical availability and distribution logistics, reimbursement dynamics, and the need for specialized clinical and technical expertise to operate imaging systems and interpret results.

The Company believes that recent developments within the industry, including increased availability of radiopharmaceuticals and broader clinical acceptance of PET imaging, are contributing to improved accessibility. However, system cost and implementation complexity continue to represent important considerations for many healthcare providers.

The Company’s approach is focused on addressing these factors through the development of cost-efficient PET and PET-CT imaging systems, supported by integrated clinical, technical, and operational services intended to facilitate implementation and ongoing utilization. The Company believes its pricing strategy, which is generally positioned below that of larger market participants such as GE HealthCare, Philips Healthcare, and Siemens Healthineers, may support broader adoption across a wider range of healthcare settings.

The Company believes that continued reduction of financial and operational barriers may contribute to increased adoption of PET-CT imaging and support the ongoing transition from SPECT to PET-based modalities within nuclear cardiology.

Our Market

The Company’s primary market consists of healthcare providers involved in the diagnosis and management of cardiovascular disease, including cardiologists, nuclear cardiology specialists, hospitals, and outpatient imaging centers. According to the U.S. Department of Health and Human Services, there are more than 31,000 cardiovascular specialists in the United States, representing a significant base of potential users of the Company’s imaging systems and related services.

Nuclear cardiology plays an important role in the diagnosis, management, and prevention of cardiovascular disease. These procedures utilize radiopharmaceuticals to evaluate myocardial perfusion and cardiac function, providing clinicians with non-invasive diagnostic information related to coronary artery disease, including the identification of narrowed arteries, early-stage atherosclerosis, and diffuse vascular disease.

Cardiovascular disease represents a substantial portion of overall healthcare utilization and spending in the United States. Data from the Centers for Disease Control and Prevention indicates that approximately 12% of total healthcare expenditures are associated with cardiovascular conditions, including heart disease and stroke. In addition, the American Heart Association has reported that direct healthcare costs related to cardiovascular disease and stroke exceeded $400 billion in recent reporting periods, with significant additional indirect costs attributable to lost productivity.

Market Dynamics and Modality Transition

The Company believes the nuclear cardiology market is undergoing a transition from single photon emission computed tomography (“SPECT”) to positron emission tomography (“PET”) and PET-CT imaging. SPECT has historically been the dominant modality due to its lower upfront cost and broad installed base. However, PET imaging is increasingly being adopted due to its higher diagnostic accuracy, lower radiation exposure, and ability to quantify myocardial blood flow.

The United States has a large installed base of SPECT systems, many of which are utilized for cardiac imaging and may represent potential replacement or upgrade opportunities over time. The Company believes that clinical guideline support, improving radiopharmaceutical availability, and favorable reimbursement dynamics are contributing to increased adoption of PET-CT imaging.

As healthcare providers continue to prioritize diagnostic accuracy, workflow efficiency, and cost-effective patient management, the Company believes that PET-based imaging may represent an increasing share of nuclear cardiology procedures.

Market Opportunity

The Company believes its addressable market can be evaluated across multiple dimensions:

Total Addressable Market (TAM)

The total addressable market includes all facilities performing or capable of performing nuclear cardiology procedures in the United States, including hospitals, outpatient imaging centers, and physician practices. This market is supported by the high prevalence of cardiovascular disease and the large installed base of legacy imaging systems.

Serviceable Available Market (SAM)

The serviceable available market consists of healthcare providers that are candidates for PET or PET-CT imaging adoption, including facilities seeking to upgrade from SPECT systems or expand advanced imaging capabilities. These providers are influenced by factors such as reimbursement, patient volume, and access to radiopharmaceuticals.

Serviceable Obtainable Market (SOM)

The serviceable obtainable market represents the subset of providers that may adopt the Company’s solutions based on its product offerings, pricing strategy, and service model. The Company’s focus on cost-efficient systems, flexible financing options, and integrated support services is intended to facilitate adoption among a broader range of providers, including mid-sized hospitals and outpatient facilities.

The Company believes that the combination of a large existing installed base of nuclear imaging systems, increasing clinical preference for PET imaging, and ongoing advancements in radiopharmaceuticals and reimbursement frameworks creates a favorable environment for continued market expansion. The Company further believes that its approach to reducing financial and operational barriers may support broader adoption of PET-CT imaging across its target markets.

Market Potential

Cardiovascular disease (“CVD”) remains a significant driver of healthcare utilization and spending in the United States. According to the American Heart Association, a substantial portion of the U.S. adult population is affected by one or more forms of CVD, which continues to represent the leading cause of mortality. CVD-related expenditures account for approximately 12% of total U.S. healthcare spending. Data from the National Institutes of Health indicates that direct healthcare costs associated with cardiovascular disease are expected to increase significantly over time, with additional economic impact from indirect costs such as lost productivity.

Diagnostic imaging plays a critical role in the early detection, diagnosis, and management of cardiovascular disease. Nuclear imaging techniques utilize radiopharmaceuticals to assess both anatomical structure and physiological function, including myocardial perfusion, blood flow, and metabolic activity. These capabilities support non-invasive evaluation of coronary artery disease and serve as an important clinical tool in determining the need for further intervention.

The two primary modalities utilized in nuclear cardiology are single photon emission computed tomography (“SPECT”) and positron emission tomography (“PET”). While SPECT has historically represented the dominant modality, PET imaging offers enhanced diagnostic accuracy, lower radiation exposure, and the ability to quantify myocardial blood flow and coronary flow reserve. PET imaging is commonly performed using radiotracers such as Rubidium-82 and Nitrogen-13 ammonia, and emerging fluorine-18–based tracers, including Flurpiridaz F-18, are expected to further expand access and clinical adoption.

Clinical literature has demonstrated that PET imaging may reduce the need for invasive procedures and improve overall cost efficiency in patient management when compared to traditional imaging modalities. As a result, PET is increasingly being adopted as an advanced diagnostic solution within nuclear cardiology.

Market Size and Growth

The Company believes the broader molecular imaging market continues to demonstrate steady growth, supported by increasing demand for advanced diagnostic technologies and expanding clinical applications.

●	The U.S. molecular imaging market is projected to grow from approximately $2.8 billion in 2024 to approximately $4.7 billion by 2032.
●	The U.S. PET scanner market is expected to grow from approximately $600 million in 2023 to approximately $870 million by 2030.
●	The PET/CT segment represents a significant portion of the global market and continues to be a primary driver of growth within molecular imaging.

Growth in this market is supported by expanding use cases across cardiology, oncology, and neurology, as well as increased demand for more precise and efficient diagnostic tools.

Market Trends and Adoption Dynamics

The Company believes the nuclear cardiology market is undergoing a transition from SPECT to PET-CT imaging, driven by clinical, economic, and operational factors.

●	PET-CT represents one of the fastest-growing segments within nuclear imaging, supported by improved diagnostic capabilities and workflow efficiencies.
●	Industry data and Company estimates suggest that a meaningful portion of existing SPECT users may transition to PET-CT over time as clinical guidelines evolve and economic factors improve.
●	Hospitals represent a majority of imaging system utilization, with outpatient imaging centers and mobile providers representing additional growth opportunities.

Historically, SPECT has maintained a larger installed base due to lower initial system costs and established reimbursement pathways. However, recent developments are contributing to a shift in market dynamics, including:

●	Increasing reimbursement support for PET-based imaging procedures;
●	Expanded availability of radiopharmaceuticals, including next-generation tracers; and
●	Supply constraints and reimbursement pressures associated with SPECT imaging, including reliance on molybdenum-99 (Mo-99).

Installed Base and Growth Opportunity

The Company estimates that there were approximately 3,000 PET and PET-CT systems installed in the United States as of 2024, with a subset currently utilized for cardiac imaging. In comparison, the installed base of SPECT systems remains significantly larger, representing a potential long-term replacement and upgrade opportunity.

The Company believes that the combination of a large existing installed base of legacy systems, increasing clinical preference for PET imaging, and improving economic conditions creates a favorable environment for continued adoption of PET-CT technology.

The Company believes that these factors collectively support a growing market opportunity for PET and PET-CT imaging systems and that continued advancements in clinical practice, radiopharmaceutical availability, and reimbursement frameworks may further accelerate adoption across its target markets.

Results of Operations

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues - Revenues for the year ended December 31, 2025, were $461,452 as compared to $587,500 for the year ended December 31, 2024. The decrease of $126,048 in revenue was primarily attributable to certain customers transitioning from fixed annual service agreements to time-and-materials service arrangements. This transition reflects the Company’s efforts to accommodate customer preferences and evolving operational needs, including customers preparing to upgrade from PET-only systems to the PET-CT platform.

Costs of Sales - Costs of sales for the year ended December 31, 2025, were $2,575,742 compared to $929,484 for the year ended December 31, 2024, an increase of $1,646,258, due to additional personnel and expenses related to product testing and preparation for new product launch. Additionally, higher costs were incurred to service machines that are currently in the field related to our maintenance contract services. And, we recorded a write-down of inventory to net realizable value for inventory totaling $576,862.

General and Administrative Expenses - The Company’s operating expenses were $8,384,173 for the year ended December 31, 2025, compared to $1,863,029 for the year ended December 31, 2024, in increase of $6,521,144. The increase related to expanded sales and marketing, hardware/software upgrades to existing systems, business development, consultants, share based payments related to employee stock options ($4,982,588), stock issued for services ($177,000), and general corporate overhead.

Other Income (Expense) - During the year ended December 31, 2025 and 2024, the Company recorded other expenses - net of $104,929 and $174,079, respectively, a net decrease of $69,150. Other expenses include interest expense, amortization of debt discount and loss on lease termination.

Interest expense was $125,338 and $142,402 for the year ended December 31, 2025 and 2024, respectively.

Amortization of debt discount expense was $0 and $31,677 for the year ended December 31, 2025 and 2024, respectively.

Loss on lease termination was $15,018 and $0 for the year ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, and 2024, the Company recorded interest income of $35,427 and $0.

Net Loss - For the year ended December 31, 2025, the Company had a net loss of $10,603,392, or ($0.34) per share, compared to a net loss of $2,379,092, or ($0.09) per share, for the year ended December 31, 2024.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of $144,937,079 at December 31, 2025. The Company will need to continue to increase sales and/or rental of systems and services to achieve profitability in the future. Recently the Company has achieved several sales milestones and expects the acceptance and demand of its new products will have a positive impact on the sales & service volumes and increased net margins for its future success, however, there is no assurance that the Company will be successful with sales in the future.

The Company’s ability to achieve its objectives is dependent on its ability to sustain and enhance its revenue stream and/or to raise capital until such time as the Company achieves profitability. To date, management has been successful in raising capital as needed for the continued operations of the Company. There is no guarantee that management will be able to continue to raise capital if needed in the future, and if able to raise these funds, obtaining this capital may not be on favorable terms.

The Company has cash on hand of $2,520,466 at December 31, 2025. The Company does not expect to generate sufficient revenues and positive cash flow from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on the basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Operational Execution
Continue to enhance and expand the Company’s business operations, including scaling commercial activities, supporting system deployments, and strengthening organizational capabilities.

●	Expansion in Nuclear Cardiology
Increase market penetration within nuclear cardiology through the commercialization of the Company’s PET-CT imaging system, which is designed to provide enhanced clinical capabilities and support improved diagnostic performance.

●	Expansion into Oncology
Enter the oncology imaging market with the Company’s PET-CT system, which is designed to offer a combination of performance, compact design, and cost efficiency for hospitals, imaging centers, and physician practices.

●	Geographic Expansion Pursue opportunities to expand into markets outside of North America, subject to applicable regulatory approvals and market conditions.

●	Strategic Partnerships Evaluate and pursue strategic relationships and partnership opportunities that may enhance the Company’s product offerings, distribution capabilities, and market reach.

●	Capital Markets Strategy Pursue an uplisting to a more prominent public market, subject to meeting applicable listing requirements, to enhance visibility and access to capital.

At December 31, 2025, the Company had current assets of $3,339,186 and total assets of $3,999,649 compared to December 31, 2024, when current assets were $1,352,451 and total assets were $1,800,530. The increase in current assets is attributable primarily to an increase in cash offset by inventory write-downs for the year ended December 31, 2025.

Current liabilities at December 31, 2025, were $2,402,141 compared to $2,432,953 at December 31, 2024. At December 31, 2025 and 2024, current liabilities were largely comprised of accounts payable and accrued expenses with 3rd parties and related parties, deferred revenues, notes and other debt as well as its operating lease.

Net cash used in operating activities during the year ended December 31, 2025, was $4,700,299 compared to $1,730,862 used in operating activities during the year ended December 31, 2024.

Net cash used in investing activities during the year ended December 31, 2025, was $99,026, used for purchase of fixed assets compared to $0 used in investing activities during the year ended December 31, 2024.

Net cash provided by financing activities was $7,250,000 and $1,700,000 for the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, cash from financing activities was comprised of $10,000,000 from sales of common stock, $100,000 proceeds from note payable - related party (Board Director), $350,000 of repayments on notes payable - related party (Board Director), and $2,500,000 cash paid to repurchase and retire common stock.

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

Recently Issued Accounting Standards

Pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the financial statements of the Company.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties, and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Financial Instruments with Characteristics of Both Liabilities and Equity

The Company evaluates equity or liability classification for freestanding financial instruments, including convertible preferred stock, warrants, and options, pursuant to the guidance under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company classifies as liabilities all freestanding financial instruments that are (i) mandatorily redeemable, (ii) represent an obligation to repurchase the Company’s equity shares by transferring assets, or (iii) represent an unconditional obligation (or conditional obligation if the financial instrument is not an outstanding share) to issue a variable number of shares predominantly based on a fixed monetary amount, variations in something other than the fair value of the Company’s equity shares, or variations inversely related to changes in fair value of the Company’s equity shares.

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to FASB ASC 815-40, Derivatives and Hedging (“ASC 815”). The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with FASB ASC 480. Otherwise, the freestanding financial instruments are classified in permanent equity.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when or as control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model:

(i) identify the contract with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when, or as, performance obligations are satisfied.

Nature of Services and Performance Obligations

The Company generates revenue primarily from clinical, technical, and maintenance service contracts that provide customers with ongoing product support and from sales of equipment. These contracts are generally one-year agreements that automatically renew for successive one-year periods unless terminated by either party with at least 90 days' notice. The Company considers only the noncancelable initial term and any renewal periods for which the customer has a material right when determining the contract term and performance obligations.

Each maintenance contract represents a single distinct performance obligation. The various service elements - including priority response, 24/7 clinical and technical support, parts and labor, preventative maintenance, software upgrades, uptime guarantees, remote diagnostic capabilities, daily quality assurance inspections, and applications training - are highly integrated and interdependent. They are not separately identifiable from one another and are accounted for as a single stand-ready performance obligation that is satisfied continuously over the contract term.

Significant Judgments

In applying ASC 606, the Company makes the following significant judgments that affect the timing and amount of revenue recognized:

(i) the Company concluded that all services under each maintenance contract constitute a single performance obligation because they are highly interrelated and provide a combined integrated service to the customer;

(ii) for maintenance contracts, the Company uses a time-based, straight-line output method to measure progress, which it has determined faithfully depicts the Company's performance as the customer simultaneously receives and consumes the benefits of the services; and

(iii) for equipment sales, the Company applies judgment in assessing when control transfers to the customer.

No changes to these judgments have occurred during the periods presented.

Transaction Price and Allocation

The transaction price is the fixed fee stated in each contract. The Company does not offer refunds, rebates, discounts, or variable pricing incentives. Maintenance contract fees are typically billed monthly in advance with payment due within 30 days. As permitted by the practical expedient in ASC 606-10-32-18, the Company does not adjust the transaction price for the effects of a significant financing component when the period between transfer of control of the good or service and customer payment is one year or less. Because each contract contains a single performance obligation, the entire transaction price is allocated to that obligation.

Revenue Recognition – Timing

The Company recognizes revenue either over time or at a point in time depending on the nature of the performance obligation.

Maintenance contract revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the services as they are provided. Revenue is recognized ratably on a straight-line basis over the contract term. Amounts received in advance of services being provided are recorded as deferred revenue and recognized as revenue as the related performance obligations are satisfied.

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In years December 31, 2025 and 2024, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

Principal vs. Agent Considerations

The Company has determined that it acts as a principal in all revenue transactions. The Company controls the services prior to transfer to the customer, is responsible for fulfilling all contractual obligations including uptime guarantees, bears the risk of performance, and has discretion in establishing contract pricing. Accordingly, revenue is recognized on a gross basis.

Contract Balances and Remaining Performance Obligations

The Company's contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets and are expected to be recognized as revenue within the next twelve months. There were no contract assets as of December 31, 2025 or 2024.

The Company has elected the practical expedient under ASC 606-10-50-14 not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received from customers prior to the satisfaction of the related performance obligation.

Maintenance contract amounts billed in advance represent consideration received from customers prior to the applicable service period. These amounts are recognized as revenue ratably over the service period as performance obligations are satisfied.

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.

●	Members of management (including directors, executive officers, and key employees).

●	Immediate family members of principal owners and members of management.

●	Entities affiliated with principal owners or management through direct or indirect ownership.

●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.

●	A description of the transaction(s), including terms and amounts involved.

●	Any amounts due to or from related parties as of the reporting date.

●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 10, 2025, the Company engaged Freed Maxick P.C. as its independent registered accounting firm.

Effective December 10, 2025, the Company appointed Salberg & Company, P.A. (“Salberg”) as its new independent registered public accounting firm. Salberg has been retained to audit the Company’s financial statements as of and for the fiscal year ended December 31, 2025, and to perform reviews of the Company’s interim financial statements for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026. See Form 8-K filed on December 16, 2025.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting1

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	We have added additional qualified personnel to address inadequate segregation of duties and are in the process of implementing modifications to our financial controls through our newly implemented ERP that will enforce these controls systematically and enable tracking of the multiple review process; and

(ii)	We will add several workflow review processes with the new ERP and we expect to finalize these efforts by the end of the 2026 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. The Company has added significant qualified resources to ensure proper segregation of duties and proper review of the financial reporting policies and procedures.

Item 9B. Other Information

[None.]

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, and positions held as such, are as follows:

Name	Age	Position with the Company
Adel Abdullah	53	President and Chairman of the Board
Aaron Hargrave	39	Vice President
Tis Prager	77	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Adel Abdullah. Mr. Abdullah was appointed by the Board of Directors to serve as the Company’s President and Chairman of the Board of Directors on March 12, 2018. Mr. Abdullah previously served as Positron’s Chief Technical Officer from 2009 to 2018. Mr. Abdullah also serves on the Board of Directors of Neusoft Positron Medical Systems Co., Ltd., a joint venture with Neusoft Medical Systems of China that performs R&D and manufactures the Company’s PET and PET-CT products. Mr. Abdullah earned a Master of Business Administration from the University of Arizona and holds degrees in Aerospace and Mechanical engineering. Throughout his tenure, Mr. Abdullah has guided Positron customers through more than 10,000 cardiac PET scans and brings to the Company a distinctive combination of business, clinical and technical expertise. The Company’s principal shareholders have recognized that Mr. Abdullah’s extensive experience in PET technology, clinical operations and industry leadership makes him exceptionally qualified to serve on the Board of Directors.

Aaron Hargrave. Mr. Hargrave joined Positron in October of 2010 as a Clinical Applications Specialist and currently serves as the Company’s Vice President. Mr. Hargrave is a Certified Nuclear Medicine Technologist with extensive experience in PET imaging across cardiac, oncologic, and neurologic applications. Over his tenure at Positron, he has supported more than 10,000 PET scans, contributing significant clinical and technical expertise to the Company’s healthcare imaging customers. Mr. Hargrave earned a Bachelor of Science degree in Nuclear Medicine Technology and Master of Business Administration. from University at Buffalo. In addition to managerial responsibilities, Mr. Hargrave provides clinical and software support and training for Positron’s clients, with a focus on optimizing image quality, enhancing system performance and promoting excellence in clinical practice and diagnostic results.

Tis Prager. Dr. Tis Prager has been a key investor and supporter of Positron since 2010. Dr. Prager brings more than 40 years of experience advising entrepreneurs, with a specialized focus on business succession planning and management of personal and corporate assets. Dr. Prager possesses extensive expertise in corporate and tax law and has significant experience in the administration and oversight of large asset portfolios. Dr. Prager currently serves as Chairman of Hotel Zürich AG (Marriott), Scherer & Bühler AG, and, on a pro bono basis, the KEDA Foundation, which founded the CULINARIUM ALPINUM. His prior directorships with companies including Hilti AG, Bourquin SA, and IE Engineering AG further highlight his extensive background in corporate strategy and governance.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

None.

Code of Business Conduct and Ethics

The Company has adopted a code of ethics, which is filed as Exhibit 14.1 to this Form 10-K, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our code of ethics is applicable to all of our directors, officers, employees and all persons performing similar functions. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed in our public filings with the Commission.

Term of Office of Directors

Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Audit Committee and Financial Expert

Our Board of Directors does not have a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the Board acts as the audit committee within the meaning of the “Exchange Act. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would always be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of its securities by directors, officers and employees that management believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the company. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 hereto.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers (the “named executive officers” or “NEOs”) paid by us during the years ended December 31, 2025 and 2024. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Name Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	Nonequity incentive plan	All other compensation	Total

Adel Abdullah	2025	$257,304	$105,000	$0	$1,451,250	$0	$0	$1,813,554
President	2024	$160,000	$0	$0	$0	$0	$0	$160,000

Aaron Hargrave	2025	$146,154	$10,000	$0	$725,625	$0	$0	$881,779
Vice-President	2024	$100,000	$0	$0	$0	$0	$0	$100,000

Outstanding Equity Awards at Fiscal Year- End Table

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2025.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Adel Abdullah	1,500,000	-	$1.48	November 5, 2030	0	$1,451,250	-	0

Aaron Hargrave	750,000	-	$1.48	November 5, 2030	0	$725,625	-	0

Equity Compensation Plan Information

The following table summarizes share and exercise information about the Company’s equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities included in column 1)
Stock Options	5,150,000	$1.48	4,850,000
Common Stock	0	0

Equity-Based Compensation

Key Employee Incentive Compensation.

The Company has an incentive compensation plan for certain key employees. The incentive compensation plan provides for annual bonus payments based upon achievement of certain corporate objectives as determined by the Company’s Board of Directors. During 2024, the Company did not pay any bonus pursuant to the incentive compensation plan.

2021 Equity Incentive Plan

In May 2021, Positron’s Board of Directors (the “Board”) adopted the 2021 Equity Incentive Plan ("2021 Plan”). The plan authorizes issuance of a total of 10,000,000 options to purchase common stock shares. The purpose of the 2021 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders.

The 2021 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2021 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock has been authorized for issuance under the 2021 Plan. As of the period reported, no awards have been issued under the 2021 Plan.

As of December 31, 2025, the Company was authorized to issue 10,000,000 stock options. During the year ended we granted 5,150,000 stock options, leaving 4,850,000 available to be granted.

Directors Compensation

Directors who are also employees of the Company receive no fees for services provided in that are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

Non-Employee Director Compensation

During the years ended December 31, 2025 and 2024, our Non-Employee Directors continue to be reimbursed for their reasonable expenses associated with attending board and committee meetings. During the year ended December 31, 2025, the Company granted 750,000 stock options to a Non-Employee Director (Tis Prager) at an exercise price of $0.10 per share, with an aggregate grant date fair value of $725,620.

In addition, the Company extended the expiration date of 350,000 previously issued warrants held by Tis Prager, with an exercise price of $0.10 per share, from December 31, 2025 to December 31, 2026.

No other compensation was paid to Non-Employee Directors during the years ended December 31, 2025 and 2024.

TRANSACTIONS WITH RELATED PERSONS

The following transactions occurred during the year ended December 31, 2025:

Granted 1,500,000 stock options to our President.

Granted 750,000 stock options to our Vice-President.

Granted 750,000 stock options to Tis Prager, a member of our Board of Directors.

Received proceeds from the issuance of a note payable for $100,000 from a member of our Board of Directors.

Repaid $350,000 on notes from a member of our Board of Directors.

Forgave accrued interest of $41,414 on debt held by a member of our Board of Directors.

During the year ended December 31, 2025, the Company issued 8,000,000 shares of common stock to a principal stockholder at $1.00 per share for aggregate proceeds of $8,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables, based in part upon information supplied by officers, directors and principal shareholders, set forth certain information regarding the beneficial ownership of the Company’s voting securities by (i) all those known by the Company to be beneficial owners of more than 5% of the Company’s voting securities; (ii) each director (iii) the Company’s Chief Executive Officer and the four other highest paid executive officers (the “Named Executive Officers”); and (iv) the directors and executive officers as a group.

Name of Beneficial Owner		Beneficial Ownership (a)	Percent of Class (b)
Adel Abdullah	(c)	1,500,000	4.3%
Aaron Hargrave	(d)	750,000	2.2%
Tis Prager	(e)	7,673,373	22.6%

All Directors and Executive Officers as a Group (3 Persons)

TISU Investments	(f)	7,673,373	22.6%
George Ortiz	(g)	6,125,000	18.5%
Baltisches Haus Ltd	(h)	5,500,000	16.7%

* Does not exceed 1% of the referenced class of securities.

(a) Security ownership is direct unless indicated otherwise. Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and/or information made known to the Company.

(b) For each shareholder, the calculation of beneficial ownership is based upon 32,849,451 shares of Common Stock outstanding as of March 31, 2026, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The address for all officers and directors of the Company is 3784 Commerce Court, North Tonawanda, NY 14120.

(c) Represents 1,500,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(d) Represents 750,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(e) Includes 750,000 shares issuable upon the exercise of stock options and 350,000 shares issuable upon the exercise of warrants that are exercisable within 60 days and 6,573,373 shares of common stock held by Tisu Investments over which Tis Prager holds voting and dispositive control. The address for Tis Prager’ is Peteracher 14, 8126 Zumikon, Switzerland.

(f) Includes 750,000 shares issuable upon the exercise of stock options and 350,000 shares issuable upon the exercise of warrants that are exercisable within 60 days and 6,573,373 shares of common stock. Tis Prager holds voting and dispositive control over the shares held by Tisu Investments. The address for Tisu Investments is Peteracher 14, 8126 Zumikon, Switzerland.

(g) Includes 250,000 shares issuable upon the exercise of warrants that are exercisable within 60 days. The address for Mr. Ortiz is 28 Boulevard dr Belgique, Monaco MC 98000.

(h) Mr. Ortiz holds voting and dispositive control over the shares held by Baltisches Haus Ltd. The address for Baltisches Haus Ltd is Peveril Square, Douglas IM99 1RZ Isle of Man.

Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan

In May 2021, Positron’s Board of Directors (the “Board”) adopted the 2021 Equity Incentive Plan ("2021 Plan”). The plan authorizes issuance of a total of 10,000,000 options to purchase common stock shares. The purpose of the 2021 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and by providing such persons with equity ownership opportunities and performance-based incentives that are intended to better align their interests with those of the Company’s stockholders.

The 2021 Plan provides for the direct issuance of Awards including stock options, restricted stock awards and unrestricted stock awards. All of the Company’s employees, officers and directors (including persons who have entered into an agreement with the Company under which they will be employed by the Company in the future), as well as all of the Company’s consultants and advisors that are natural persons, are eligible to the awards under the 2021 Plan. The administrator is authorized to determine the terms of each award granted under the plan, including the number of shares, exercise price, term and exercisability. Stock and options may be granted for services rendered or to be rendered. A total of 10,000,000 shares of Common Stock has been authorized for issuance under the 2021 Plan.

As of December 31, 2025, the Company was authorized to issue 10,000,000 stock options. During the year ended December 31, 2025 we granted 5,150,000 stock options, leaving 4,850,000 available to be granted.

Item 13. Certain Relationships and Related Transactions, and Director Independence5

At December 31, 2024, the Company had deposits in the amount of $100,000 paid to Neusoft as an initial down payment for PET-CT system(s) for which the Company has contracted.

In 2022, the Company made an initial deposit of $1,000,000, which was subsequently used to purchase inventory during the same year. As part of this transaction, the Company was required to pay a Non-Recurring Engineering (NRE) Fee of $700,000 to the manufacturer for research, development, and technology transfer services. Of this amount, $210,000 was paid in 2022.

The Company has not yet received FDA clearance for its PET-CT system, however, the balance of $490,000 was paid in 2025.

If the equipment fails validation or FDA approval, the Company has the contractual right to return the equipment and receive a refund of the $1,000,000 deposit, less any applicable shipping and handling costs.

Additionally, the manufacturer has agreed to provide a one-year warranty on the equipment and related software, commencing upon the closing of the equipment purchase.

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

The Board has determined that Mr. Prager meets this definition of independence.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2025 and 2024. Effective October 31, 2025, prior to the reporting obligations of the Company), Freed Maxick P.C. (“Freed”), which became WithumSmith + Brown, PC (“Withum”) resigned as the Company’s independent registered public accounting firm.

Effective December 10, 2025, the Company appointed Salberg & Company, P.A. (“Salberg”) as its new independent registered public accounting firm. Salberg has been retained to audit the Company’s financial statements as of and for the fiscal year ended December 31, 2025, and to perform reviews of the Company’s interim financial statements for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026.

Freed fees summarized below:

	2025	2024
Audit Fees	$-	$105,000
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees	$-	$70,000

Salberg fees summarized below:

	2025	2024
Audit Fees	$65,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
Total Fees	$65,000	$-

Audit fees for Freed relate to the audits of the Company's financial statements for the years ended December 31, 2024 and 2023, and the reviews of the Company's interim financial statements for the nine-month periods ended September 30, 2025 and 2024. All fees were incurred in connection with the preparation and filing of the Company's Form 10 Registration Statement.

Audit fees for Salberg relate to the audit of the Company's financial statements for the year ended December 31, 2025.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial statements

(1)	Financial statements for our Company are listed in the index under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Certificate of Formation	Schedule 14C	A	November 18, 2014
3.2	Amended and Restated Bylaws	Form S-3	3.2	June 12, 1996
4.1	Specimen Stock Certificate of the Registrant	Form 10-KSB	4.1	March 31, 1995
4.2	Statement of Designation Establishing Series B Preferred Stock of Positron Corporation dated September 30, 2006	Form 10-K/A	4.7	March 4, 2011

10.1†	Business Cooperation Agreement dated as of January 15, 2022 between Positron Corporation and Neusoft Medical Systems Co., Ltd.	Form 10-12G	10.2	November 12, 2025
10.2	Project Agreement No. 1 dated as of January 15, 2022 between Positron Corporation and Neusoft Medical Systems Co., Ltd.	Form 10-12G	10.3	November 12, 2025
10.3	Novation Agreement dated as of July 17, 2023 between Positron Corporation, Neusoft Medical Systems Co., Ltd. And Shenyang Intelligent Medical Technology Co., Ltd.	Form 10-12G	10.4	November 12, 2025
10.4	Form of Subscription Agreement	Form 10-12G	10.5	November 12, 2025
14.1	Code of Conduct and Ethics	Form 10-K/A	14.1	December 23, 2010

21	List of Subsidiaries	Form 10-12G	21	November 12, 2025
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

† Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K, and the Registrant agrees to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

POSITRON CORPORATION
(Registrant)

Dated: March 31, 2026	/s/ Adel Abdullah
Adel Abdullah
President
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	/s/ Adel Abdullah
Adel Abdullah
President and Chairman
(Principal Executive and Financial Officer)

Dated: March 31, 2026	/s/ Aaron Hargrave
Aaron Hargrave
Vice President

Dated: March 31, 2026	/s/ Tis Prager
Vice President
Director

Positron Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Positron Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Positron Corporation (the “Company”) as of December 31, 2025, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and used cash in operations of $10,603,392 and $4,700,299, respectively, in 2025 and had an accumulated deficit at December 31, 2025 of $144,937,079. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

As described in Footnote 2 “Summary of Significant Accounting Policies”, The Company maintains inventory consisting of medical scanning equipment. Inventory is stated at the lower of cost or net realizable value. As of December 31, 2025, the Company recorded an inventory reserve of $576,862 against its scanning equipment inventory. The estimation of the inventory reserve requires significant management judgment, assessing the impact of new product introductions, and estimating selling prices in a competitive and evolving healthcare market.

We identified the evaluation of the inventory reserve for inventory as a critical audit matter due to the complexity and subjectivity involved in assessing obsolescence risk for technologically advanced equipment, the relatively low sales volume but high unit cost of the systems, and the sensitivity of the reserve to changes in assumptions regarding future demand and pricing.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s methodology for determining reserves for inventory; (b) tested the completeness and accuracy of data used in the reserve analysis, including examining the sales contracts for the future sale of the equipment and management’s estimate of selling costs; and (c) evaluated management’s consideration of technological obsolescence, including the impact of newly released models and changes in regulatory or customer requirements. We agreed with management’s conclusion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2025.

Boca Raton, Florida

March 31, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Positron Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Positron Corporation (the Company) as of December 31, 2024, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We did not identify any critical audit matters during the current period audit.

We served as the Company’s auditor during 2025.

Buffalo, New York

September 23, 2025

Positron Corporation

Balance Sheets

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash and cash equivalents	$2,520,466	$69,791
Accounts receivable	8,333	16,667
Inventory	680,000	1,256,862
Prepaids and other	130,387	9,131
Total Current Assets	3,339,186	1,352,451

Property and equipment - net	105,752	34,103

Operating lease - right-of-use asset	179,711	38,976

Deposits	375,000	375,000

Total Assets	$3,999,649	$1,800,530

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$81,512	$7,693
Accounts payable and accrued expenses - related party	407,017	326,030
Deferred revenue	120,000	66,330
Note payable - related party - net	1,200,000	1,450,000
Operating lease liability	30,612	19,900
Convertible advance payable	563,000	563,000
Total Current Liabilities	2,402,141	2,432,953

Long Term Liabilities
Operating lease liability	153,686	24,302
Total Long Term Liabilities	153,686	24,302

Total Liabilities	2,555,827	2,457,255

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity (Deficit)
Preferred stock - $0.0001 par value; 10,000,000 authorized	-	-
Series A, preferred stock - $0.0001 par value; 8% cumulative, convertible, redeemable; 5,450,000 shares authorized; none and 435,085 shares issued and outstanding, respectively	-	435,085
Series B, preferred stock - $0.0001 par value; convertible, redeemable; 9,000,000 shares authorized; none and 192,000 shares issued and outstanding, respectively	-	192,000
Series C, preferred stock - $0.0001 par value; convertible, 840,000 shares authorized; none issued and outstanding, respectively	-	-
Series D, preferred stock - $0.0001 par value; convertible, 1,560,000 shares authorized; none issued and outstanding, respectively	-	-
Series E, preferred stock - $0.0001 par value; convertible, 1,200,000 shares authorized; none issued and outstanding, respectively	-	-
Series F, preferred stock - $0.0001 par value; convertible, 600,000 shares authorized; none issued and outstanding, respectively	-	-
Series G, preferred stock - $0.0001 par value; convertible, 3,000,000 shares authorized; none issued and outstanding, respectively	-	-
Series H, preferred stock - $0.0001 par value; convertible, 15,000,000 shares authorized; none issued and outstanding, respectively	-	-
Series S, preferred stock - $0.0001 par value; convertible, 100,000 shares authorized; none issued and outstanding, respectively	-	-
Common stock - $0.0001 par value, 100,000,000 shares authorized 32,799,451 and 27,305,008 shares issued and outstanding, respectively	3,280	2,731
Additional paid-in capital	146,377,996	133,047,521
Accumulated deficit	(144,937,079)	(134,333,687)
Less: treasury stock at cost - 750 and 750 shares, respectively	(375)	(375)
Total Stockholders’ Equity (Deficit)	1,443,822	(656,725)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,999,649	$1,800,530

The accompanying notes are an integral part of these financial statements

Positron Corporation

Statements of Operations

	For the Years Ended December 31,
	2025	2024

Sales	$461,452	$587,500

Cost of sales	2,575,742	929,484

Gross loss	(2,114,290)	(341,984)

General and administrative expenses	8,384,173	1,863,029

Loss from operations	(10,498,463)	(2,205,013)

Other income (expense)
Interest expense	(125,338)	(142,402)
Interest income	35,427	-
Amortization of debt discount	-	(31,677)
Loss on lease termination	(15,018)	-
Total other income (expense) - net	(104,929)	(174,079)

Net loss	$(10,603,392)	$(2,379,092)

Loss per share - basic and diluted	$(0.34)	$(0.09)

Weighted average number of shares - basic and diluted	30,891,096	25,982,262

The accompanying notes are an integral part of these financial statements

Positron Corporation

Statements of Changes in Stockholders' Equity (Deficit)

For the Year Ended December 31, 2025

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)

December 31, 2024	435,085	$435,085	192,000	$192,000	27,305,008	$2,731	$133,047,521	$(134,333,687)	750	$(375)	$(656,725)

Stock issued for cash ($1.00 - $1.50/share)	-	-	-	-	9,333,333	933	9,999,067	-	-	-	10,000,000

Stock issued for services rendered ($1.77/share)	-	-	-	-	100,000	10	176,990	-	-	-	177,000

Cash paid to repurchase and retire common stock ($0.60 - $0.75/share)	-	-	-	-	(4,000,000)	(400)	(2,499,600)	-	-	-	(2,500,000)

Stock based compensation - employee stock options	-	-	-	-	-	-	4,982,588	-	-	-	4,982,588

Imputed interest expense on debt - related parties	-	-	-	-	-	-	2,937	-	-	-	2,937

Forgiveness of accrued interest payable - related party	-	-	-	-	-	-	41,414	-	-	-	41,414

Conversion of Series A preferred stock to common stock	(435,085)	(435,085)	-	-	1,101	-	435,085	-	-	-	-

Conversion of Series B preferred stock to common stock	-	-	(192,000)	(192,000)	60,009	6	191,994	-	-	-	-

Net loss	-	-	-	-	-	-	-	(10,603,392)	-	-	(10,603,392)

December 31, 2025	-	$-	-	$-	32,799,451	$3,280	$146,377,996	$(144,937,079)	750	$(375)	$1,443,822

The accompanying notes are an integral part of these financial statements

Positron Corporation

Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2024

							Additional				Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

December 31, 2023	435,085	$435,085	192,000	$192,000	24,930,008	$2,493	$130,815,044	$(131,954,595)	750	$(375)	$(510,348)

Stock issued for cash ($0.80 - $1/share)	-	-	-	-	1,500,000	150	1,399,850	-	-	-	1,400,000

Stock issued for services rendered ($1.05/share)	-	-	-	-	500,000	50	524,950	-	-	-	525,000

Conversion of debt to common stock	-	-	-	-	375,000	38	299,962	-	-	-	300,000

Imputed interest expense on debt	-	-	-	-	-	-	4,932	-	-	-	4,932

Imputed interest expense on debt - related party	-	-	-	-	-	-	2,783	-	-	-	2,783

Net loss	-	-	-	-	-	-	-	(2,379,092)	-	-	(2,379,092)

December 31, 2024	435,085	$435,085	192,000	$192,000	27,305,008	$2,731	$133,047,521	$(134,333,687)	750	$(375)	$(656,725)

The accompanying notes are an integral part of these financial statements

Positron Corporation

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024

Operating activities
Net loss	$(10,603,392)	$(2,379,092)
Adjustments to reconcile net loss to net cash used in operations
Amortization of operating lease - right-of-use asset	27,086	16,130
Amortization of debt discount	-	31,675
Depreciation expense	27,377	22,055
Write-down of inventory to net realizable value	576,862	-
Stock based compensation - employee stock options	4,982,588	-
Stock issued for services	177,000	525,000
Loss on lease termination	15,018	-
Imputed interest expense on debt	-	4,932
Imputed interest expense on debt - related parties	2,937	2,783
Cash paid for lease termination	(20,000)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	8,334	5,400
Prepaids	(121,256)	(7,331)
Deposits	-	(100,000)
Increase (decrease) in
Accounts payable and accrued expenses	73,819	(13,761)
Accounts payable and accrued expenses - related party	122,401	134,687
Deferred revenue	53,670	41,666
Operating lease liability	(22,743)	(15,006)
Net cash used in operating activities	(4,700,299)	(1,730,862)

Investing activities
Purchase of fixed assets	(99,026)	-
Net cash used in investing activities	(99,026)	-

Financing activities
Proceeds from stock issued for cash	10,000,000	1,400,000
Cash paid to repurchase and retire common stock	(2,500,000)	-
Proceeds from issuance of note payable - related party	100,000	-
Proceeds from issuance of note payable	-	300,000
Proceeds from note payable - related party	-	100,000
Repayments on notes payable - related party	(350,000)	(100,000)
Net cash provided by financing activities	7,250,000	1,700,000

Net increase (decrease) in cash and cash equivalents	2,450,675	(30,862)

Cash and cash equivalents - beginning of year	69,791	100,653

Cash and cash equivalents - end of year	$2,520,466	$69,791

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued interest payable - related party	$41,414	$-
Right-of-use asset obtained in exchange for new operating lease liability	$196,049	$-
Termination of ROU operating lease asset and liability	$28,228	$-
Conversion of Series A preferred stock to common stock	$435,085	$-
Conversion of Series B preferred stock to common stock	$192,000	$-
Conversion of debt to common stock	$-	$300,000

The accompanying notes are an integral part of these financial statements

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Positron Corporation (collectively, “we,” “us,” “our” or the “Company”), a Texas Corporation (originally incorporated on December 20, 1983 and reincorporated in Texas on February 7, 2014).

Positron Corporation is a medical technology company that co-develops, manufactures, and sells PET and PET-CT imaging systems and related services to healthcare providers. The Company focuses on cardiac PET imaging and is expanding into broader clinical applications, including oncology. Positron collaborates with its strategic partner, Neusoft Medical Systems, to support product development, manufacturing, and innovation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity, Going Concern and Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss of $10,603,392; and

●	Net cash used in operations was $4,700,299

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $144,937,079

●	Stockholders’ equity of $1,443,822; and

●	Working capital of $937,045

The Company has cash on hand of $2,520,466 at December 31, 2025. The Company does not expect to generate sufficient revenues and positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s strategic plans include the following:

●	Execute business operations more fully during the current year;

●	Expand its reach within nuclear cardiology with the launch of our PET-CT system which provides greater features and functions now available to nuclear cardiologists and their diagnostic capabilities;

●	Enter the vast oncology market with its new PET-CT system with a faster, smaller, more economical solution for practices, hospitals, and patients;

●	Explore and execute of prospective strategic and partnership opportunities; and

●	Pursue to “Up-List” to a more prominent publicly reporting exchange with OTC Markets.

Note 2 - Summary of Significant Accounting Policies

Business Segments and Expense Disclosure

The Company follows Financial Accounting Standards Board (FASB) ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

FASB ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;

●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (CODM), who is the Company’s Chief Executive Officer, to make decisions about resource allocation and performance assessment; and

●	Has discrete financial information available.

Under ASC 280-10-50-10, a public entity is required to report separately only those operating segments that meet certain quantitative thresholds. However, as specified in FASB ASC 280-10-50-11, if a company’s business activities are managed as a single operating segment and reviewed on a basis, the company may report as a single segment. The Company has determined that it operates as one reportable segment, as its CODM reviews the business as a whole rather than by distinct business components. Significant expenses within loss from operations, as well as within net loss, include cost of sales and general and administrative expenses, which are each presented separately on the accompanying Statements of Operations. Other segment items within net loss include interest expense, net, and amortization of debt discount.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

Changes in estimates are recorded in the period in which they become known and are accounted for prospectively. The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates during the years ended December 31, 2025 and 2024 include:

●	Allowance for doubtful accounts and other receivables

●	Inventory reserves and classifications

●	Valuation of equity based instruments

●	Estimated useful lives of property and equipment

●	Implicit interest rate in right-of-use operating leases

●	Uncertain tax positions

●	Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In accordance with FASB ASC 275, “Risks and Uncertainties,” the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.	Industry Cyclicality – The Company’s financial performance is affected by industry trends, seasonality, and shifts in market demand.

2.	Macroeconomic Conditions – Economic downturns, inflationary pressures, interest rate changes, global tariff policy, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.

3.	Pricing Volatility – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

FASB ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

●	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of December 31, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less from the date of purchase, including money market accounts and short-term certificates of deposit, to be cash equivalents.

At December 31, 2025, the Company’s cash equivalents consisted of a money market account.

At December 31, 2024, the Company did not hold any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2025 and 2024, the Company had cash in excess of the insured FDIC limit of $2,272,502 and $0, respectively. From time to time the Company has amounts that exceed the FDIC insured amount but does not expect any non-performance.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 326, “Financial Instruments – Credit Losses. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable.

Allowance for Expected Credit Losses

The Company has elected the practical expedient in Accounting Standards Update (ASU) 2025-05 for its current (short-term) accounts receivable. Under this practical expedient, the Company assumes that current economic conditions as of the balance sheet date will not change over the remaining life of these receivables when estimating expected credit losses.

Management periodically assesses the collectability of accounts receivable and establishes an allowance for expected credit losses as needed. The allowance is determined based on:

●	A review of outstanding accounts,

●	Historical collection experience, and

●	Current economic conditions.

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible.

Allowance for expected credit losses was $0 at December 31, 2025 and 2024, respectively.

Inventory

Inventory consists of scanning equipment and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (“FIFO”) method.

Management assesses the recoverability of inventory each reporting period and records write-downs to net realizable value when the carrying value exceeds estimated proceeds from sale, less costs to complete and sell.

Factors considered in this assessment include:

●	Market conditions;

●	Net realizable value based on estimated selling price and selling costs; and
●	Inventory turnover trends.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2025, the Company recorded an inventory write-down of $576,862 (included in cost of sales) to reduce the carrying value of its scanning equipment to net realizable value. Net realizable value was determined considering estimated selling prices and costs to complete and sell equipment.

Equipment sold under installment payment arrangements is delivered upon receipt of the full contract price; consideration received prior to delivery is recorded as deferred revenue (see below).

No write-downs were recorded during the year ended December 31, 2024.

At December 31, 2025 and 2024, inventory was as follows:

Classification	December 31, 2025	December 31, 2024
Finished systems	$1,256,862	$1,256,862
Less: writedown of inventory to net realizable value	(576,862)	-
Total Inventory	$680,000	$1,256,862

Deposits

The Company has deposits on hand with a third-party manufacturer related to the purchase of equipment. As of December 31, 2025 and 2024, deposits were as follows:

Balance - December 31, 2023	$275,000
Advances	100,000
Balance - December 31, 2024	375,000
No activity	-
Balance - December 31, 2025	$375,000

In 2022, the Company made an initial deposit of $1,000,000, which was subsequently used to purchase inventory during the same year. As part of this transaction, the Company was required to pay a Non-Recurring Engineering (NRE) Fee of $700,000 to the manufacturer for research, development, and technology transfer services. Of this amount, $210,000 was paid in 2022.

The Company has not yet received FDA clearance for its PET-CT system, however, the balance of $490,000 was paid in 2025 and is included as a component of general and administrative expenses in the accompanying statements of operations.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

If the equipment fails validation or FDA approval, the Company has the contractual right to return the equipment and receive a refund of the $1,000,000 purchase price, less any applicable shipping and handling costs.

Additionally, the manufacturer has agreed to provide a one-year warranty on the equipment and related software, commencing upon the closing of the equipment purchase.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, “Risks and Uncertainties”. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases

For the years ended December 31, 2025 and 2024, respectively, the Company has no such concentrations.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation, in accordance with FASB ASC 360, “Property, Plant, and Equipment.” Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Repairs and maintenance expenditures that do not materially extend the useful life of an asset are expensed as incurred. Significant improvements or upgrades that increase the asset’s productivity, efficiency, or useful life are capitalized.

Upon disposal or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

The Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that the asset may be impaired. If impairment indicators exist, the Company assesses recoverability based on the undiscounted future cash flows expected from the use and disposition of the asset. If the carrying amount exceeds the estimated recoverable amount, an impairment loss is recognized.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Financial Instruments with Characteristics of Both Liabilities and Equity

The Company evaluates equity or liability classification for freestanding financial instruments, including convertible preferred stock, warrants, and options, pursuant to the guidance under FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company classifies as liabilities all freestanding financial instruments that are (i) mandatorily redeemable, (ii) represent an obligation to repurchase the Company’s equity shares by transferring assets, or (iii) represent an unconditional obligation (or conditional obligation if the financial instrument is not an outstanding share) to issue a variable number of shares predominantly based on a fixed monetary amount, variations in something other than the fair value of the Company’s equity shares, or variations inversely related to changes in fair value of the Company’s equity shares.

If a freestanding financial instrument does not represent an outstanding equity share and does not meet liability classification under ASC 480, the Company then assesses whether the freestanding financial instrument is indexed to its own stock and meets equity classification pursuant to FASB ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815”).

The Company further assesses whether the freestanding financial instruments should be classified as temporary equity. Freestanding financial instruments that are redeemable for cash or other assets at a fixed or determinable date, at the option of the holder, or upon the occurrence of an event are classified in temporary equity in accordance with FASB ASC 480. Otherwise, the freestanding financial instruments are classified in permanent equity.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

●	Records the newly issued shares at fair value;

●	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and

●	Recognizes a gain or loss on debt extinguishment, if applicable.

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, “Interest—Imputation of Interest”. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Original Issue Discounts (OID)

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID), which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Statements of Operations.

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at relative fair value and treated as a debt discount, reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt.

The combined debt discounts, including OID and stock-related discounts, cannot exceed the face amount of the debt.

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset.

Warranties and Maintenance Contracts

Product Warranties

The Company provides an assurance-type warranty on its products covering defects in design, materials, and workmanship for a period of one year from customer acceptance. Assurance-type warranties do not represent a separate performance obligation under ASC 606; rather, the estimated cost of fulfilling the warranty obligation is accrued at the time of product delivery in accordance with ASC 460-10-25-5 and ASC 450-20-25, when the obligation is probable and reasonably estimable.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The warranty provision is based on historical trends in defect nature, frequency, and average cost of claims for each product line. These estimates are reassessed each reporting period using the best available information, and adjustments are made as necessary.

Historically, the Company has incurred insignificant warranty-related costs. At December 31, 2025 and 2024, no warranty liability was recorded, as the estimated obligation was deemed immaterial.

Certain components used in the Company’s products are covered under supplier-provided limited warranties, which include replacement and service coverage for parts. The Company does not have direct responsibility for these supplier warranties.

As of December 31, 2025 and 2024, the Company is not aware of any pending or asserted claims related to product warranty obligations.

Maintenance Contracts

The Company separately offers post-delivery maintenance contracts to customers. Maintenance contracts are distinct from the Company’s assurance-type product warranty and represent separate performance obligations under ASC 606. Revenue attributable to maintenance contracts is deferred at contract inception and recognized ratably over the maintenance period as the related services are performed. At December 31, 2025 and 2024, no maintenance contract revenue was deferred.

Treasury Stock

The Company accounts for treasury stock transactions under the cost method in accordance with FASB ASC 505-30, “Treasury Stock”. Under this method, when the Company repurchases its own shares, the full acquisition cost is recorded as a reduction to stockholders’ equity under the treasury stock account. These shares remain issued but are not considered outstanding and do not participate in dividends or earnings per share calculations.

As of December 31, 2025 and 2024, respectively, the Company had 750 shares of treasury stock recorded at an aggregate cost of $375.

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, “Leases”. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company classifies its leases as either operating or finance leases. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the balance sheet.

Short-Term Leases

The Company has elected the short-term lease exemption, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term,

●	The economic performance of the business at the leased location,

●	The comparative cost of renewal rates versus market rates, and

●	The presence of any significant economic penalties for non-renewal.

If a renewal option is deemed reasonably certain to be exercised, the ROU asset and lease liability reflect those additional future lease payments. The Company’s operating leases contain renewal options with no residual value guarantees. Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable.

See Note 6 for further discussion on lease cancellation during the year December 31, 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when or as control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model:

(i) identify the contract with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when, or as, performance obligations are satisfied.

Nature of Services and Performance Obligations

The Company generates revenue primarily from clinical, technical, and maintenance service contracts that provide customers with ongoing product support and from equipment sales. These contracts are generally one-year agreements that automatically renew for successive one-year periods unless terminated by either party with at least 90 days’ notice. The Company considers only the noncancelable initial term and any renewal periods for which the customer has a material right when determining the contract term and performance obligations.

Each maintenance contract represents a single distinct performance obligation. The various service elements - including priority response, 24/7 clinical and technical support, parts and labor, preventative maintenance, software upgrades, uptime guarantees, remote diagnostic capabilities, daily quality assurance inspections, and applications training - are highly integrated and interdependent. They are not separately identifiable from one another and are accounted for as a single stand-ready performance obligation that is satisfied continuously over the contract term.

Significant Judgments

In applying ASC 606, the Company makes the following significant judgments that affect the timing and amount of revenue recognized:

(i) the Company concluded that all services under each maintenance contract constitute a single performance obligation because they are highly interrelated and provide a combined integrated service to the customer;

(ii) for maintenance contracts, the Company uses a time-based, straight-line output method to measure progress, which it has determined faithfully depicts the Company’s performance as the customer simultaneously receives and consumes the benefits of the services; and

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

(iii) for equipment sales, the Company applies judgment in assessing when control transfers to the customer.

No changes to these judgments have occurred during the periods presented.

Transaction Price and Allocation

The transaction price is the fixed fee stated in each contract. The Company does not offer refunds, rebates, discounts, or variable pricing incentives. Maintenance contract fees are typically billed monthly in advance with payment due within 30 days. As permitted by the practical expedient in ASC 606-10-32-18, the Company does not adjust the transaction price for the effects of a significant financing component when the period between transfer of control of the good or service and customer payment is one year or less. Because each contract contains a single performance obligation, the entire transaction price is allocated to that obligation.

Revenue Recognition – Timing

The Company recognizes revenue either over time or at a point in time depending on the nature of the performance obligation.

Maintenance contract revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the services as they are provided. Revenue is recognized ratably on a straight-line basis over the contract term. Amounts received in advance of services being provided are recorded as deferred revenue and recognized as revenue as the related performance obligations are satisfied.

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In years December 31, 2025 and 2024, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

Principal vs. Agent Considerations

The Company has determined that it acts as a principal in all revenue transactions. The Company controls the services prior to transfer to the customer, is responsible for fulfilling all contractual obligations including uptime guarantees, bears the risk of performance, and has discretion in establishing contract pricing. Accordingly, revenue is recognized on a gross basis.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of December 31, 2025 or 2024.

The Company has elected the practical expedient under ASC 606-10-50-14 not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by type for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024

Revenue Type	Revenue	% of Revenues	Revenue	% of Revenues

Maintenance contracts	$461,452	100%	$587,500	100%
Equipment sales	-	0%	-	0%
Total Revenues	$461,452	100%	$587,500	100%

All revenue recognized in both periods was derived from maintenance service contracts. No equipment sale revenue has been recognized in either period, as transfer of control of the equipment to the customer had not yet occurred as of each respective balance sheet date.

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received from customers prior to the satisfaction of the related performance obligation.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

At December 31, 2025 and 2024, deferred revenue consisted of the following:

Type	December 31, 2025	December 31, 2024
Customer deposit - equipment sale	$70,000	$50,000
Customer deposit - other	50,000	-
Maintenance contracts billed in advance	-	16,330
Total deferred revenue	$120,000	$66,330

Equipment sale deposits represent cumulative installment payments received from customers under executed purchase agreements for medical scanning equipment. Title and physical possession of the equipment will transfer to each customer upon receipt of the full contract price. As of December 31, 2025, cumulative payments received totaled $70,000. Revenue will be recognized upon transfer of control of the equipment to customers. Subsequent to December 31, 2025, additional installment payments of $140,000 were received.

The $50,000 deposit balance at December 31, 2025 represents a payment received from a separate customer. Subsequent to December 31, 2025, this deposit was refunded in full.

Maintenance contract amounts billed in advance represent consideration received from customers prior to the applicable service period. These amounts are recognized as revenue ratably over the service period as performance obligations are satisfied.

At December 31, 2024, $16,330 of maintenance contract consideration remained deferred. All such amounts were fully recognized as revenue during the year ended December 31, 2025.

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of services related to the Company’s maintenance contracts. These costs are recognized as incurred and are directly attributable to fulfilling service obligations under customer agreements.

The primary components of cost of sales include:

●	Salaries and Wages – Compensation, payroll taxes, and employee benefits associated with the Company’s service technicians and clinical support staff.

●	Job-Related Materials and Supplies – Expenses for parts, tools, software upgrades, and consumable materials required to perform maintenance and repairs.

All costs included in cost of sales are directly related to the provision of contracted maintenance services and align with revenue recognition principles under FASB ASC 606.

For the year ended December 31, 2025, see above regarding inventory write-down to net realizable value, which has been included as a component of cost of sales.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company continually evaluates its cost structure to optimize service delivery while maintaining contractual uptime guarantees and quality assurance standards.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial reporting and tax bases of assets and liabilities. These amounts are measured using enacted tax rates expected to apply in the periods when temporary differences reverse.

The effect of a change in tax rates on deferred tax balances is recognized as income or expense in the period that includes the enactment date.

Uncertain Tax Positions

The Company evaluates uncertain tax positions which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the Statement of Operations. No interest and penalties were recorded for the years ended December 31, 2025 and 2024.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. A valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative evidence.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

●	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)

●	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions

●	Statutory carryforward periods for net operating losses and other deferred tax assets

●	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets

●	Nature and predictability of temporary differences and the timing of their reversal

●	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At December 31, 2025 and 2024, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred. These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral.

The Company recognized marketing and advertising costs as follows:

Years Ended December 31,
2025	2024
$236,514	$125,726

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is measured at the grant-date fair value of the award and is recognized over the requisite service period (generally the vesting period) on a straight-line basis.

The guidance applies to share-based payment awards granted to both employees and non-employees. Pursuant to ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, awards granted to non-employees are accounted for in substantially the same manner as awards granted to employees, with fair value determined on the grant date.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The model incorporates the following key assumptions:

●	Expected dividend yield - Based on the Company’s anticipated dividend policy over the expected life of the option (generally assumed to be zero, as the Company does not currently pay dividends).

●	Expected volatility - Based on the historical volatility of the Company.

●	Risk-free interest rate - Based on the yield on U.S. Treasury securities with maturities approximating the expected term of the option.

●	Expected term - Estimated based on historical exercise behavior, contractual terms, and the simplified method (average of contractual term and vesting period) where appropriate.

The Company has elected the practical expedient under ASU 2016-09 to account for forfeitures as they occur rather than estimating them in advance. This election is applied consistently to all stock-based awards.

Stock-based compensation expense is classified in the statements of operations as a component of general and administrative expenses.

In addition, the Company applies the provisions of ASU 2016-09 related to the recognition of all excess tax benefits and tax deficiencies in income tax expense in the period in which they occur and the classification of cash paid for tax withholdings on behalf of employees as financing activities in the statement of cash flows.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. Warrants that do not meet liability classification under ASC 480, “Distinguishing Liabilities from Equity”, are evaluated under ASC 815-40, “Contracts in Entity’s Own Equity”. The Company’s outstanding warrants are not puttable or mandatorily redeemable, do not require net cash settlement, and are indexed to the Company’s own common stock. Accordingly, they are classified as equity instruments in additional paid-in capital.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model.

Accounting Treatment of Warrants

●	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC).

●	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists.

●	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings.

Basic and Diluted Earnings (Loss) per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

During all periods presented, the Company reported a net loss. Accordingly, all potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. As a result, diluted net loss per share is equal to basic net loss per share for all periods presented.

The following potentially dilutive equity securities outstanding as of December 31, 2025 and 2024 were as follows:

Schedule of potentially dilutive equity securities outstanding

	December 31, 2025	December 31, 2024
Stock Options	5,150,000	-
Warrants	2,100,000	1,600,000
Series A, convertible preferred stock	-	1,088
Series B, convertible preferred stock	-	48,000
Total common stock equivalents	7,250,000	1,649,088

Based on the potential common stock equivalents noted above at December 31, 2025, the Company has sufficient authorized shares of common stock (100,000,000) to settle any potential exercises of common stock equivalents.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Preferred Stock Classification

The Company applies the guidance outlined in ASC 480, “Distinguishing Liabilities from Equity”, in determining the appropriate classification and measurement of preferred stock. Under FASB ASC 480-10-25-4, financial instruments that embody an obligation to repurchase equity shares or require mandatory redemption at a fixed or determinable date must be classified as a liability and measured at fair value.

Preferred shares that are conditionally redeemable - including those redeemable at the option of the holder or subject to redemption upon the occurrence of events outside the issuer’s control - are classified as temporary equity in accordance with FASB ASC 480-10-S99-3A. Conversely, preferred shares that are not mandatorily redeemable and whose redemption rights are within the issuer’s control are appropriately classified as a component of stockholders’ deficit.

The Company’s Series A and Series B Preferred Stock contain conditional redemption rights, but these rights are exercisable solely at the option of the Company. Because the redemption provisions are within the Company’s exclusive control, the preferred shares do not meet the criteria for liability classification under FASB ASC 480-10-25-7. Furthermore, the shares do not meet the temporary equity classification criteria under FASB ASC 480-10-S99-3A since redemption is not outside of the Company’s control.

Accordingly, unless otherwise noted, the Company presents all issuances of Series A and Series B Preferred Stock as a component of stockholders’ equity in the financial statements.

As of December 31, 2025, all outstanding shares of both Series A and B, convertible preferred stock had been converted to common stock.

Related Parties

The Company defines related parties in accordance with FASB ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.

●	Members of management (including directors, executive officers, and key employees).

●	Immediate family members of principal owners and members of management.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Entities affiliated with principal owners or management through direct or indirect ownership.

●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.

●	A description of the transaction(s), including terms and amounts involved.

●	Any amounts due to or from related parties as of the reporting date.

●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with FASB ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

See Note 5 for related party debt.

Recent Accounting Standards

Recently Adopted Accounting Standards

FASB ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosure requirements by:

●	Requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”).
●	Requiring disclosure of the title and position of the CODM.
●	Extending certain annual disclosures to interim periods.
●	Clarifying that single reportable segment entities must apply ASC 280 in its entirety.

This ASU was effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company adopted ASU 2023-07 effective January 1, 2025, for interim reporting, and for its annual reporting period ended December 31, 2024. The adoption resulted in enhanced segment disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories.

●	Requiring disclosure of income taxes paid by jurisdiction.

This ASU was effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis.

The Company adopted ASU 2023-09 effective January 1, 2025. The adoption resulted in enhanced income tax disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current (short-term) accounts receivable and current contract assets arising from transactions accounted for under ASC 606.

The Company early adopted ASU 2025-05 effective January 1, 2025 and elected the practical expedient. The amendments were applied prospectively. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2024-03 / ASU 2025-01 – Income Statement (Topic 220): Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in annual and interim reporting periods, disaggregated information about certain income statement expense line items in a tabular format, along with a qualitative reconciliation to the captions on the face of the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify that the effective date for non-calendar year-end entities requires initial adoption in an annual reporting period, not an interim period. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied on either a prospective or retrospective basis. The Company is currently assessing the potential impact of ASU 2024-03/2025-01 on its financial statement disclosures.

FASB ASU 2024-04 – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. Adoption may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact that ASU 2024-04 may have on its financial statement presentation and disclosures.

Other Accounting Standards Updates

The Company has evaluated all other recently issued accounting standards not yet effective and has determined that the adoption of such standards is not expected to have a material impact on the Company’s financial statements or disclosures.

The FASB has issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024	Estimated Useful Lives (Years)

Equipment	$227,856	$128,830	5
Accumulated depreciation	(122,104)	(94,727)
Total property and equipment - net	$105,752	$34,103

Depreciation Expense

Years Ended
December 31, 2025	December 31, 2024
$27,377	$22,055

Note 4 – Convertible Advance Payable

The Company’s advances payable are as follows:

Terms	Convertible Advance Payable

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured
Conversion feature	45% discount to market price

Balance - December 31, 2023	$563,000
No activity in 2024	-
Balance - December 31, 2024	563,000
No activity in 2025	-
Balance - December 31, 2025	$563,000

The Company has a $310,000 advance payable to a former Chief Financial Officer of the Company. The advance was originally issued with no formal terms. Pursuant to a prior settlement, the creditor holds the option of repayment in either cash or shares of the Company’s common stock, at a 45% discount to the current market price of the common stock.

The Company has accounted for the advance payable under FASB ASC 480-10-25-14, given the obligation to issue a variable number of shares based solely or predominately on a fixed monetary amount, and recorded the liability at its fixed monetary amount of $563,000 representing the holder’s discount to market on its common shares expected upon settlement.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 5 – Debt

Note Payable – Related Party and Warrants Issued as Debt Discount

Note #2

In April 2023, the Company executed a one (1) year note with a shareholder and board director for $500,000. The note bears interest at 8% with a default interest rate of 20%. The note is secured by the net proceeds from the Company’s PET imaging devices and service contracts.

The note principal was due 50% at December 31, 2023 and the remaining 50% plus any accrued unpaid interest at March 31, 2024.

In March 2024, the Company and the lender agreed to extend the due date of the remaining note balance of $250,000 for an additional six-months (6) to September 2024. During 2024, $100,000 had been repaid.

In September 2024, the Company and the lender agreed to extend the due date of the remaining note balance of $150,000 for an additional six-months (6) to March 2025.

The remaining $150,000 of the note was repaid in 2025. In connection with the repayment, $41,414 of accrued interest was forgiven. Because the transaction occurred with a related party (a significant stockholder and board member), the Company accounted for the forgiveness as a capital contribution, recording the amount as an increase to additional paid-in capital rather than recognizing a gain.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

This treatment is consistent with FASB ASC 470-50-40-2 which contemplates the treatment of extinguishment transactions between related entities as capital transactions, and with FASB ASC 850-10-50-5, which requires related-party transactions to be presented and disclosed according to their substance rather than as arm’s-length transactions.

Evaluation of Debt Modification vs. Extinguishment

Under FASB ASC 470-50-40, a modification or exchange of debt instruments must be evaluated to determine if it should be accounted for as a debt extinguishment or as a modification of the existing debt. The Company performed the following assessments:

1. Evaluation of Substantive Changes in Terms

A debt modification or exchange is considered a substantive change and is accounted for as an extinguishment if:

●	A conversion feature that was substantive at the modification date is added or eliminated.

●	The terms of the new debt are substantially different from the original debt, determined by applying the 10% cash flow test.

The Company evaluated the debt extensions and determined that:

●	The extensions did not add or eliminate a conversion option that was substantive at the modification date.

●	The present value of the modified debt's cash flows did not differ by 10% or more from the remaining cash flows under the original instrument.

●	There was no significant change in interest rate, collateral, or repayment terms beyond the extensions.

Since these factors did not meet the criteria for substantive modification, the Company concluded that no debt extinguishment occurred for the 2025 and 2024 modifications. Accordingly, there was no calculation of gain or loss.

Warrants Issued with Debt

In connection with the issuance of the $500,000 note in 2023, the Company also issued 100,000 warrants to the lender, which had a fair value of $126,699, and was recorded as a debt discount in 2023, to be amortized over the life of the note. These warrants vested immediately on the grant date and expired on December 31, 2025. The warrants are exercisable at $0.10/share.

On December 31, 2025, the warrants were extended to a new maturity date of December 31, 2026, and there was no financial statement impact.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

See Note 9.

Year Ended December 31, 2024

Note #3

In August 2024, the Company executed a four-month (4) note with a shareholder and board director for $100,000. The note bears interest at 0% with a default interest rate of 20%. The note was secured by the net proceeds from the Company’s PET imaging devices and service contracts.

For the year ended December 31, 2024, the Company recorded imputed interest expense (8%) on this note of $1,600 and increased additional paid-in capital.

This note was repaid in full in March 2025.

Year Ended December 31, 2025

Note #4

In February 2025, the Company executed a note with a shareholder and board director for $100,000. The note was non-interest bearing and unsecured. The note was required to be repaid within one-month. The $100,000 advance was repaid in full during 2025. For the year ended December 31, 2025, the Company recorded imputed interest expense (8%) on this note of $1,337 and increased additional paid-in capital.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following is a summary of the notes payable – related party for the period ended December 31, 2025 and 2024:

Terms	Note Payable #1 Related Party	Note Payable #2 Related Party	Note Payable #3 Related Party	Note Payable #4 Related Party

Issuance dates of notes	August 2022	April 2023	August 2024	February 2025
Maturity date	June 2026	March 2025	December 2024	March 2025
Interest rate	10%	8%	0%	0%
Imputed interest rate	N/A	N/A	8%	8%
Default interest rate	20%	20%	20%	None
Collateral*	PET-CT Imaging Device	PET-CT Imaging Device	PET-CT Imaging Device	Unsecured

					Total
Balance - December 31, 2023	1,200,000	218,325	-	-	1,418,325
Proceeds from issuance of note	-	-	100,000	-	100,000
Repayments	-	(100,000)	-	-	(100,000)
Amortization of debt discount	-	31,675	-	-	31,675
Balance - December 31, 2024	1,200,000	150,000	100,000	-	1,450,000
Proceeds from issuance of note	-	-	-	100,000	100,000
Repayments	-	(150,000)	(100,000)	(100,000)	(350,000)
Balance - December 31, 2025	$1,200,000	$-	$-	$-	$1,200,000

The debt holder for each of these notes is a member of the Board of Directors

In March 2025, Note #1 was extended to December 31, 2025.

On February 16, 2026, Note #1 was extended to June 30, 2026.

These extensions did not meet the criteria for substantive modification, the Company concluded that no debt extinguishment occurred for these 2025 modifications. Accordingly, there was no calculation of gain or loss.

*Collateralized Equipment - Installment Sale

The Company's Note #1, which represents the only debt outstanding with a material lender at December 31, 2025, is secured by the Company's sole imaging device carried in inventory. The lender has authorized the sale of the collateral asset. The loan agreement requires the sale proceeds to be applied toward the outstanding loan balance.

Subsequent to December 31, 2025, the Company utilized working capital to repay $325,000 on Note #1.

Notes Payable

Year ended December 31, 2024

In September 2024, the Company executed a three-month (3) note with a shareholder for working capital of $300,000. The note had a stated interest rate of 0% with a default interest rate of 20%. The Company imputed interest at 8%. The note was secured by the net proceeds from the Company’s PET imaging devices and service contracts.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following is a summary of notes payable for the year ended December 31, 2024:

Terms	Note Payable #1

Issuance date of note	September 2024
Maturity date	December 2024
Interest rate (imputed)	8%
Default interest rate	20%
Collateral	PET-CT Imaging Device

Balance - December 31, 2023	-
Proceeds from issuance of note	300,000
Conversion to common stock	(300,000)
Balance - December 31, 2024	$-

For the year ended December 31, 2024, the Company recorded imputed interest expense on this note of $3,814 and increased additional paid-in capital.

This $300,000 was converted into 375,000 shares of common stock in November 2024.

See Note 7.

Note 6 – Commitments and Contingencies

Operating Lease

The Company accounts for leases in accordance with FASB ASC 842: Leases, which requires lessees to apply the right-of-use (ROU) model by recognizing a right-of-use asset and a lease liability for all leases with terms exceeding 12 months.

Lease classification determines the pattern of expense recognition in the Statements of Operations:

●	Operating leases: Recognized on a straight-line basis as lease expense over the lease term.

Lease Recognition and Measurement

The Company evaluates whether an arrangement contains a lease at inception and recognizes the lease in the financial statements upon lease commencement (the date the underlying asset is available for use). ROU assets represent the Company’s right to use an asset over the lease term, while lease liabilities reflect the present value of future lease payments.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

At lease commencement:

●	ROU assets and lease liabilities are initially measured at the present value of lease payments.

●	The Company primarily uses its incremental borrowing rate (IBR) to determine the present value of lease payments, except when an implicit rate is readily determinable.

●	The IBR is based on market data, adjusted for credit risk and lease term.

Practical Expedients and Lease Components

The Company applies certain practical expedients to simplify lease accounting:

●	Lease and non-lease components are combined for classification and measurement, except for direct sales-type leases and production equipment embedded in supply agreements.

●	Short-term leases (12 months or less, without purchase or renewal options) are not recorded on the balance sheet.

Lease Term and Expense Recognition

●	Lease liabilities include options to extend or terminate when reasonably certain of exercise.

●	Operating lease expense is recognized on a straight-line basis over the lease term and reported under general and administrative expenses.

●	Variable lease payments based on an index/rate are initially measured using the rate at lease commencement, with differences expensed as incurred.

Company Lease Commitments

As of December 31, 2025 and 2024, the Company had no finance leases under FASB ASC 842.

Right-of-Use Operating Lease

On July 8, 2025, the Company executed a five-year lease for its office space, covering the period from July 8, 2025 to July 8, 2030.

See below regarding original lease and related termination of that lease.

●	Lease term: 60 months (five years)

●	Monthly lease payments:

○	Months 1-12: $3,626 per month

○	Months 13-24: $3,777 per month

○	Months 25-60: $4,200 per month

●	Total lease payments: $240,036 (excluding variable monthly operating expenses)

●	Occupancy date: August 1, 2025

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Renewal option: The lease has no renewal options.

●	Lease classification: The lease is evaluated under FASB ASC 842, Leases, and recorded as a right-of-use (ROU) asset and lease liability based on the present value of lease payments ($196,049) at lease commencement.

●	Lease incentives/allowances – none

●	Guarantee – The lease is guaranteed by the Company’s Chief Executive Officer. The guarantee is unconditional and continuing, and covers the full performance of the lease obligations, including payment of rent and fulfillment of all tenant responsibilities.

The Company recognizes lease expense on a straight-line basis over the lease term.

Right-of-Use Operating Lease – Lease Termination

On June 26, 2025, the Company entered into an agreement to terminate its existing operating lease (originally March 17, 2022), which was originally scheduled to expire on May 31, 2027. The last payment was made July 1, 2025. Pursuant to the agreement, the termination is effective as of August 31, 2025.

As part of the termination agreement, the Company paid a lump-sum settlement of $20,000 to the lessor. This payment has been recorded as a lease termination expense in the Statements of Operations in 2025.

Upon termination, the Company:

●	Derecognized the right-of-use (ROU) asset and the corresponding lease liability related to the lease;

●	Recognized any difference between the asset and liability as a gain or loss on lease termination;

●	Included the $20,000 termination fee in the total expense recognized upon derecognition.

Loss on lease termination of $15,018 was calculated as follows:

Right-of-Use Asset	$28,228
Cash paid to terminate lease	20,000
Lease liability	(33,210)
Loss on lease termination	$15,018

On March 17, 2022, the Company executed a five-year lease extension for its office space, covering the period from June 1, 2022, through May 31, 2027.

●	Lease term: 60 months (five years)

●	Monthly lease payments:

○	Years 1-3: $1,600 per month

○	Years 4-5: $1,700 per month

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Total lease payments: $57,600 for the first three years and $40,800 for the last two years

●	Renewal option: The Company has the option to extend the lease for an additional five years through May 31, 2032.

●	Lease classification: The lease is evaluated under FASB ASC 842, Leases, and recorded as a right-of-use (ROU) asset and lease liability based on the present value of lease payments at lease commencement.

●	Renewal option assessment: At lease inception, based on historical operations, the Company does not expect to exercise the renewal option and has excluded it from lease liability calculations.

The Company recognizes lease expense on a straight-line basis over the lease term.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The tables below present information regarding the Company’s operating lease asset and liability at December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$179,711	$38,976

Liabilities

Operating lease liability	$184,298	$44,202

Weighted-average remaining lease term (years)	4.58	2.42

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	December 31, 2025	December 31, 2024
Operating lease costs

Amortization of right-of-use operating lease asset	$27,086	$16,130
Lease liability expense in connection with obligation repayment	6,858	$4,194
Total operating lease costs	$33,944	$20,324

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$31,230	$19,200
Right-of-use asset obtained in exchange for new operating lease liability	$196,049	$-

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31,:

2026	$44,267
2027	47,439
2028	50,400
2029	50,400
Thereafter	29,400
Total undiscounted cash flows	221,906
Less: amount representing interest	37,608
Present value of operating lease liability	184,298
Less: current portion of operating lease liability	30,612
Long-term operating lease liability	$153,686

Contingencies – Strategic Cooperation Agreement

On January 15, 2022, the Company entered into a strategic cooperation agreement with a supplier for the development, manufacture, and distribution of PET/CT imaging systems. Pursuant to the agreement, the parties established transfer pricing terms for PET/CT systems that become effective only upon receipt of U.S. Food and Drug Administration (FDA) clearance for the Company’s next-generation PET/CT 4D system, which is currently undergoing testing in preparation for submission of a 510(k) amendment.

All obligations under the agreement are expressly conditioned upon obtaining FDA clearance, a future regulatory event outside the Company’s control. Following clearance, the agreement will commence with an initial seven-year term, which may be extended for an additional three years subject to the achievement of specified annual purchase requirements.

The Company has evaluated this arrangement under Accounting Standards Codification (ASC) 440, Commitments. Because all purchase obligations are conditional on FDA clearance and therefore not unconditional, the arrangement does not satisfy the criteria for an unconditional purchase obligation set forth in ASC 440-10-50-2. As a result, the disclosure requirements of ASC 440-10-50-4 do not apply and no disclosure of minimum future purchase commitments is required.

The Company has further evaluated the arrangement under ASC 450, Contingencies. FDA clearance is considered possible but not probable as of the balance sheet date of December 31, 2025. Consequently, no accrual has been recorded and no specific financial exposure has been quantified. There can be no assurance that FDA clearance will be obtained within the anticipated timeframe or at all.

Contingencies – Legal Matters

The Company may be subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2025 and 2024, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 7 – Stockholders’ Equity

The Company has four (4) classes of capital stock:

●	Common stock;

●	Series A 8% Cumulative Convertible Redeemable Preferred Stock; and

●	Series B Convertible Preferred Stock
●	Series C, D, E, F, G, H and S preferred stock

Authorized Capital Structure

The Company is authorized to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On October 27, 2025, the Company filed two Certificates of Amendment with the Texas Secretary of State, each effective as of that date.

The first amendment reduced the authorized shares of common stock from 6,000,000,000 shares to 100,000,000 shares, reduced the authorized shares of preferred stock from 20,000,000 shares to 10,000,000 shares, and reduced the par value of the preferred stock from $1.00 per share to $0.0001 per share. The par value of the common stock was unchanged.

The second amendment restated the conversion provisions of the Series A Preferred Stock, including the anti-dilution adjustment formula, to reflect the terms as they had been in effect since the original designation. No changes were made to the economic rights or preferences of the Series A Preferred Stock by the second amendment.

The board of directors is authorized, without further stockholder approval, to establish and designate one or more series of preferred stock from time to time and to fix the relative rights, preferences, limitations, and restrictions of each such series prior to issuance. These designations may include, but are not limited to:

●	Dividend rights, including payment structure, rates, and priority relative to common stock.

●	Voting rights, which may be full, limited, or non-voting.

●	Redemption terms, including whether shares are redeemable at the option of the Company or the holder.

●	Provisions for purchase, retirement, or sinking funds to support the redemption or repurchase of shares.

●	Conversion and exchange rights, detailing the terms under which preferred shares may convert into common stock or other securities.

●	Liquidation preferences, establishing the priority of preferred stockholders in the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company.

●	Relative rights and ranking among different series of preferred stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As of December 31, 2025, the foregoing authorization and designation structure was in effect as described in this note. Subsequent to December 31, 2025, the Company filed an additional Certificate of Amendment that undesignated all previously designated series of preferred stock. See Note 11.

Preferred Stock - Series Designations

As of December 31, 2025, the Company had designated the following series of preferred stock under its authorized 10,000,000 preferred share pool. Subsequent to December 31, 2025, all series were undesignated and the shares were returned to the authorized but unissued preferred stock pool.

See Note 11.

Series A Preferred Stock

The Company had designated 5,450,000 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock at $0.0001 par value per share. The following is a summary of the material terms of the Series A Preferred Stock as set forth in the Company’s Certificate of Formation, as amended and in effect as of December 31, 2025:

●	Dividends. Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a rate of 8% per annum ($0.1064 per share per year), payable semi-annually on January 1 and July 1 of each year. Dividends were payable in cash or, at the Company’s election, in additional shares of Series A Preferred Stock valued at $1.33 per share.

●	Liquidation Preference. Upon any liquidation, dissolution, or winding up of the Company, holders of Series A Preferred Stock were entitled to receive $1.33 per share plus all accumulated and unpaid dividends, prior to any distribution to holders of any other series of preferred stock or common stock.

●	Conversion. Each share of Series A Preferred Stock was convertible, at the option of either the Company or the holder, at any time prior to the close of business on the fifth business day preceding any date fixed for redemption, into fully paid and nonassessable shares of common stock at a conversion ratio of 1 share of common stock for every 400 shares of Series A Preferred Stock surrendered. The conversion ratio was subject to adjustment for stock splits, stock dividends, combinations, reclassifications, and below-market issuances pursuant to a broad-based weighted average anti-dilution formula as set forth in the Company’s Certificate of Formation, as amended October 27, 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Redemption. The Company had the right to redeem the Series A Preferred Stock, in whole or in part, at any time after the second anniversary of the Final Closing Date, at a redemption price of $1.46 per share plus all accumulated and unpaid dividends, provided that the common stock had closed at or above $2.00 per share for 20 consecutive trading days prior to the date of the redemption notice. The Company was required to provide 30 days’ prior written notice of any redemption.

●	Voting Rights. Holders of Series A Preferred Stock voted together with holders of common stock as a single class on all matters submitted to a vote of stockholders, with each holder entitled to cast one vote for each share of common stock into which such holder’s Series A Preferred Stock was then convertible.

Series B Preferred Stock

The Company had designated 9,000,000 shares of Series B Convertible Preferred Stock at $0.0001 par value per share. The following is a summary of the material terms of the Series B Preferred Stock as set forth in the Company’s Certificate of Formation, as amended and in effect as of December 31, 2025:

●	Voting Rights. Holders of Series B Preferred Stock were entitled to 100 votes per share on all matters submitted to a vote of stockholders, voting together with holders of common stock as a single class.

●	Conversion. Series B Preferred Stock was convertible into common stock at a ratio of 0.25 shares of common stock for every 1 share of Series B Preferred Stock surrendered (i.e., 1 share of common stock for every 4 shares of Series B Preferred Stock surrendered), subject to adjustment for stock splits and combinations.

Preferred Stock - Year Ended December 31, 2025

The Series A Preferred Stock and Series B Preferred Stock were originally issued in connection with the conversion of common stock into preferred stock. On October 30, 2025, all 435,085 shares of Series A Preferred Stock and all 192,000 shares of Series B Preferred Stock then issued and outstanding were converted into common stock. The conversion was effected as follows:

●	The 435,085 shares of Series A Preferred Stock were converted into 1,101 shares of common stock at a conversion ratio of 1 share of common stock for every 400 shares of Series A Preferred Stock, with fractional shares rounded up to the nearest whole share.

●	The 192,000 shares of Series B Preferred Stock were converted into 60,009 shares of common stock. The conversion utilized the contractual base ratio of 0.25 shares of common stock per share of Series B Preferred Stock, with a negotiated 125% conversion premium applied, resulting in an effective conversion rate of 0.3125 shares of common stock per share of Series B Preferred Stock surrendered. Fractional shares were rounded up to the nearest whole share.

Both conversions have been accounted for as reclassifications within stockholders’ equity, with the carrying amount of the converted preferred stock reclassified to common stock and additional paid-in capital. No gain or loss was recognized in connection with either conversion.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Following the October 30, 2025 conversions, no shares of preferred stock of any series remained issued and outstanding as of December 31, 2025.

Preferred Stock - Year Ended December 31, 2024

There were no preferred stock transactions during the year.

See Note 11 regarding the undesignation and removal of all classes of preferred stock.

Common Stock

-	100,000,000 shares authorized

-	$0.0001 par value

-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2025

Stock Issued for Cash

The Company issued 9,333,333 shares of common stock for $10,000,000 ($1.00 - $1.50/share). Of the total shares issued, 8,000,000 were sold to a related party, who is a principal stockholder for $8,000,000.

Common Stock Repurchase Agreement

The Company repurchased 4,000,000 shares of common stock from a stockholder for $2,500,000 ($0.60 - 0.75/share).

The repurchased shares were cancelled and retired upon acquisition and are no longer considered issued or outstanding. In accordance with FASB ASC 505-30, “Equity – Treasury Stock”, and consistent with the Company’s corporate charter and applicable state law, the cancelled shares were returned to the status of authorized but unissued, thereby increasing the number of shares available for future issuance.

The repurchase will be accounted for as a reduction to stockholders’ equity, with the purchase price allocated entirely to Additional Paid-in Capital (“APIC”), as the Company had sufficient APIC available from prior issuances. No gain or loss will be recognized in connection with this transaction. The cash outflow related to the stock repurchase will be classified as a financing activity in the statement of cash flow.

In conjunction with the stock repurchase, the Company also issued 500,000 freestanding warrants to the selling stockholder. The warrants have an exercise price of $1 and expire on December 31, 2026. The warrants were classified as equity instruments and recorded at fair value, with a corresponding credit to APIC. As the warrants were issued as part of the consideration for the share repurchase, their fair value was included in the total cost of the repurchase transaction, resulting in a net effect of $0 on total stockholders’ equity.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

See Note 9 for warrants.

Stock Issued for Services

The Company issued 100,000 shares of common stock to a consultant for services rendered, having a fair value of $177,000 ($1.77/share), based upon the quoted closing trading price on the grant date.

Equity Transactions for the Year Ended December 31, 2024

Cash

The Company issued 1,500,000 shares of common stock for $1,400,000 ($0.80 - $1.00/share).

Stock Issued for Services

The Company issued 500,000 shares of common stock to a consultant for services rendered, having a fair value of $525,000 ($1.05/share), based upon the quoted closing trading price on the grant date.

Conversion of Note to Common Stock

The Company issued 375,000 shares of common stock in connection with the conversion of a $300,000 note payable. There was no gain or loss recorded on debt conversion.

See Note 5.

Note 8 - Stock Option Plan

In May 2021, the Company adopted an equity incentive plan (the “Plan”). Under the Plan, the Company may grant up to 10,000,000 stock options to eligible participants. All terms for stock options granted under the Plan will be set by the Board of Directors.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock Option Grants

On November 5, 2025, the Company granted stock options to certain executives and employees to purchase an aggregate of 5,150,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The options have a contractual term of five (5) years and were fully vested on the grant date.

Of the total grant, 1,500,000 options were granted to the Company’s Chairman of the Board of Directors and President and 750,000 options were granted each to a member of the Board of Directors and the Company's Vice-President.

The aggregate grant date fair value of stock options granted during the year ended December 31, 2025 was $4,982,588. The weighted average grant date fair value per option was $0.97.

Valuation Methodology and Assumptions

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$1.48
Expected term	2.5 years
Expected volatility	115%
Expected dividends	0%
Risk free interest rate	3.63%

Stock Option activity for the years ended December 31, 2025 and 2024 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	-
Vested and Exercisable - December 31, 2024	-
Granted	5,150,000	$1.48	4.85		$0.97
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	5,150,000	$1.48	4.85	$-
Vested and Exercisable - December 31, 2025	5,150,000	$1.48	4.85	$-

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Compensation Expense

The Company recognized stock-based compensation expense of $4,982,588 related to stock options for the year ended December 31, 2025, which is included in general and administrative expenses in the statements of operations. As the options were fully vested on the grant date, there was no unrecognized compensation cost related to stock options as of December 31, 2025.

There was no stock-based compensation related to stock options for the year ended December 31, 2024.

Note 9 – Warrants

Warrant activity for the years ended December 31, 2025 and 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	1,350,000	$0.10	1.26	$1,984,500
Exercisable - December 31, 2023	1,350,000	$0.10	1.26	$1,984,500
Granted	250,000	$1.00
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Exercisable - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Granted	500,000	$1.00
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Exercisable - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000

In December 2024, the Company extended the maturity dates of 1,000,000 warrants from December 31, 2024 to December 31, 2026. The value resulting from this modification was not considered material to the financial statements.

In December 2025, the Company extended the maturity dates of 600,000 warrants from December 31, 2025 to December 31, 2026. The value resulting from this modification was not considered material to the financial statements.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Note 10 – Income Taxes

For the years ended December 31, 2025 and 2024, all pre-tax income (loss) was attributable to domestic operations.

The Components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were approximately as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Lease liability	$39,000	$9,000
Amortization of debt discount	62,000	62,000
Stock based compensation	1,051,000	-
Other	161,000	22,000
Net operating loss carryforwards	12,434,000	11,727,000
Total deferred tax assets	13,747,000	11,820,000

Deferred Tax Liabilities
Right-of-use asset	(38,000)	(9,000)
Property and equipment - net	(8,000)	(7,000)
Total deferred tax liabilities	(46,000)	(16,000)

Less: valuation allowance	13,701,000	11,804,000
Deferred tax assets - net	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended December 31, 2025 and 2024 was approximately as follows:

	December 31, 2025	December 31, 2024
Current Provision
Federal	$-	$-
State	-	-
Total current provision	-	-
Deferred Provision
Federal	(1,580,000)	(308,000)
State	(317,000)	-
Valuation allowance	1,897,000	308,000
Total deferred benefit	-	-
Income tax benefit	$-	$-

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

A reconciliation of the provision for income taxes for the years ended December 31, 2025 and 2024 as compared to statutory rates was approximately as follows:

	December 31, 2025		December 31, 2024
Federal income tax benefit - 21%	$(2,227,000)	21.00%	$(500,000)	21.02%
State income tax - net of federal (1)	-	0.00%	-	0.00%
Expiration of net operating loss carryforwards	776,000	-7.32%	192,000	-8.07%
Subtotal	(1,451,000)	13.68%	(308,000)	12.95%
Change in valuation allowance	1,451,000	-13.68%	308,000	-12.95%
Income tax benefit	$-	0.00%	$-	0.00%

(1)	State taxes in New York made up the majority of the effect of the state income tax category.

Federal net operating loss carry forwards at December 31, 2025 and 2024 were approximately as follows:

	December 31, 2025	December 31, 2024
Federal	$50,039,000	$48,764,000
State	28,960,000	28,954,000
Total	$78,999,000	$77,718,000

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities and for net operating loss (“NOL”) carryforwards and other tax attributes, measured using enacted federal and state income tax rates.

The Company evaluates the realizability of deferred tax assets by assessing whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Given the Company’s history of cumulative losses, a full valuation allowance has been recorded against net deferred tax assets as of December 31, 2025. During the year ended December 31, 2025, the valuation allowance increased by approximately $1,897,000.

The Company has federal NOL carryforwards of approximately $5,952,000 as of December 31, 2025 that do not expire.

The Company also accumulated a federal NOL carryforward of approximately $44,087,000 through December 31, 2017 and this NOL carryforward begins to expire in 2026.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Additionally, at December 31, 2025, the Company had approximately $28,960,000 of New York NOL carryforwards which begins to expire in 2035.

All such NOLs have been fully reserved through the valuation allowance. The Company is currently analyzing its NOLs to determine whether ownership changes as defined under Section 382 of the Internal Revenue Code have occurred. Any such ownership changes could limit the utilization of NOL carryforwards. The amount of post-change taxable income that may be offset is limited annually by the “Section 382 Limitation,” generally calculated as the value of the Company immediately before the ownership change multiplied by a long-term interest rate established monthly by the Internal Revenue Service. The Company has not yet determined whether any such limitation applies. Aside from Section 382, there may be other restrictions or limitations of our NOLs.

The Company files corporate income tax returns in the United States. Our U.S. tax matters for 2022 through 2024 remain subject to IRS examination. Our state tax matters for 2021 through 2024 remain subject to examination by state tax jurisdictions. Our U.S. and state tax matters for previous years also remain subject to examination due to the remaining availability of net operating loss carryforwards generated in those years.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements. The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the Statement of Operations. No interest and penalties were recorded for the years ended December 31, 2025 and 2024.

Because of its cumulative NOL carryforward position, all prior tax years remain subject to examination by federal and state taxing authorities.

Note 11 – Subsequent Events

Subsequent to December 31, 2025, the Company had the following transactions:

Undesignation of All Preferred Stock Series

Effective March 18, 2026, the Company filed a Certificate of Amendment with the Texas Secretary of State undesignating all previously designated series of preferred stock. The following series were undesignated, and all shares were returned to the authorized but unissued preferred stock pool:

●	Series A - 5,450,000 shares

●	Series B - 9,000,000 shares

●	Series C - 840,000 shares

●	Series D - 1,560,000 shares

●	Series E - 1,200,000 shares

●	Series F - 600,000 shares

●	Series G - 3,000,000 shares

●	Series H - 15,000,000 shares

●	Series S - 100,000 shares

In the aggregate, 36,750,000 shares previously designated across these nine series were returned to the authorized but unissued preferred stock pool.

As of the date of this filing, the Company has no designated series of preferred stock outstanding. The board of directors retains the authority to designate new series of preferred stock from the authorized 10,000,000 share pool at a future date without further stockholder approval.

Stock Issued for Services

The Company issued 50,000 shares of common stock to a consultant for services to be rendered, having a fair value of $94,500 ($1.89/share), based upon the quoted closing trading price on the grant date.