Form 10-Q
period 2026-03-31
POSITRON CORP
filed 2026-05-15
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission File Number 000-24092

POSITRON CORPORATION
(Exact name of registrant as specified in its charter)

Texas	76-0083622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3784 Commerce Ct, Suite 100 North Tonawanda, NY	14120
(Address of principal executive offices)	(Zip Code)

(317) 576-0183

(Registrant’s telephone number, including area code)

______________________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	POSC	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2026 the registrant had 32,846,326 shares of common stock, par value $0.0001 per share, issued.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Our unaudited condensed financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item IA, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission, as well as those discussed elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Positron Corporation, unless otherwise indicated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Positron Corporation

Positron Corporation
Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,406,756	$2,520,466
Accounts receivable	-	8,333
Inventory	680,000	680,000
Prepaids and other	64,262	130,387
Total Current Assets	2,151,018	3,339,186

Property and equipment - net	96,151	105,752

Operating lease - right-of-use asset	169,909	179,711

Deposits	375,000	375,000

Total Assets	$2,792,078	$3,999,649

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$363,104	$81,512
Accounts payable and accrued expenses - related party	430,366	407,017
Deferred revenue	222,997	120,000
Note payable - related party	875,000	1,200,000
Operating lease liability	30,612	30,612
Convertible advance payable	563,000	563,000
Total Current Liabilities	2,485,079	2,402,141

Long Term Liabilities
Operating lease liability	146,446	153,686
Total Long Term Liabilities	146,446	153,686

Total Liabilities	2,631,525	2,555,827

Commitments and Contingencies (Note 6)	—	—

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 authorized
Common stock - $0.0001 par value, 100,000,000 shares authorized 32,849,451 and 32,799,451 shares issued and outstanding, respectively	3,285	3,280
Additional paid-in capital	146,472,491	146,377,996
Accumulated deficit	(146,314,848)	(144,937,079)
Less: treasury stock at cost - 750 and 750 shares, respectively	(375)	(375)
Total Stockholders’ Equity	160,553	1,443,822

Total Liabilities and Stockholders’ Equity	$2,792,078	$3,999,649

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Sales	$111,000	$119,333

Cost of sales	637,819	377,033

Gross loss	(526,819)	(257,700)

General and administrative expenses	838,138	1,219,799

Loss from operations	(1,364,957)	(1,477,499)

Other income (expense)
Interest expense	(23,349)	(34,926)
Interest income	10,537	43
Total other income (expense) - net	(12,812)	(34,883)

Net loss	$(1,377,769)	$(1,512,382)

Loss per share - basic and diluted	$(0.04)	$(0.05)

Weighted average number of shares - basic and diluted	32,833,340	29,125,378

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2026
(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

December 31, 2025	-	$-	32,799,451	$3,280	$146,377,996	$(144,937,079)	750	$(375)	$1,443,822

Stock issued for services rendered ($1.89/share)	-	-	50,000	5	94,495	-	-	-	94,500

Net loss	-	-	-	-	-	(1,377,769)	-	-	(1,377,769)

March 31, 2026	-	$-	32,849,451	$3,285	$146,472,491	$(146,314,848)	750	$(375)	$160,553

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2025

(Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

December 31, 2024	435,085	$435,085	192,000	$192,000	27,305,008	$2,731	$133,047,521	$(134,333,687)	750	$(375)	$(656,725)

Stock issued for cash ($1/share)	-	-	-	-	8,000,000	800	7,999,200	-	-	-	8,000,000

Cash paid to repurchase and retire common stock ($0.60 - $0.75/share)	-	-	-	-	(4,000,000)	(400)	(2,499,600)	-	-	-	(2,500,000)

Imputed interest expense on debt - related parties	-	-	-	-	-	-	2,936	-	-	-	2,936

Forgiveness of accrued interest payable - related party	-	-	-	-	-	-	41,414	-	-	-	41,414

Net loss	-	-	-	-	-	-	-	(1,512,382)	-	-	(1,512,382)

March 31, 2025	435,085	$435,085	192,000	$192,000	31,305,008	$3,131	$138,591,471	$(135,846,069)	750	$(375)	$3,375,243

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating activities
Net loss	$(1,377,769)	$(1,512,382)
Adjustments to reconcile net loss to net cash used in operations
Amortization of operating lease - right-of-use asset	9,802	4,033
Depreciation expense	9,601	4,650
Stock issued for services	94,500	-
Imputed interest expense on debt - related parties	-	2,936
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	8,333	-
Prepaids	66,125	(2,669)
Deposits	-	-
Increase (decrease) in
Accounts payable and accrued expenses	281,592	956
Accounts payable and accrued expenses - related party	23,349	76,991
Deferred revenue	102,997	(8,333)
Operating lease liability	(7,240)	(3,942)
Net cash used in operating activities	(788,710)	(1,437,760)

Financing activities
Proceeds from stock issued for cash	-	8,000,000
Cash paid to repurchase and retire common stock	-	(2,500,000)
Proceeds from issuance of note payable - related party	-	100,000
Repayments on notes payable - related party	(325,000)	(350,000)
Net cash provided by (used in) financing activities	(325,000)	5,250,000

Net increase (decrease) in cash and cash equivalents	(1,113,710)	3,812,240

Cash and cash equivalents - beginning of period	2,520,466	69,791

Cash and cash equivalents - end of period	$1,406,756	$3,882,031

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued interest payable - related party	$-	$41,414

The accompanying notes are an integral part of these unaudited financial statements

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Positron Corporation (collectively, “we,” “us,” “our” or the “Company”), a Texas Corporation (originally incorporated on December 20, 1983).

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited financial statements, for the three months ended March 31, 2026, the Company had:

●	Net loss of $1,377,769; and

●	Net cash used in operations was $788,710

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of $146,314,848
●	Stockholders’ equity of 160,553; and
●	Working capital deficiency of $334,061

The Company has cash on hand of $1,406,756 at March 31, 2026. The Company does not expect to generate sufficient revenues and positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s strategic plans include the following:

●	Execute business operations more fully during the current year;

●	Expand its reach within nuclear cardiology with the launch of our PET-CT system which provides greater features and functions now available to nuclear cardiologists and their diagnostic capabilities;

●	Enter the vast oncology market with its new PET-CT system with a faster, smaller, more economical solution for practices, hospitals, and patients;

●	Explore and execute of prospective strategic and partnership opportunities; and

●	Pursue to “Up-List” to a more prominent publicly reporting exchange.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

The Company adopted ASU 2023-07 for its annual reporting period ended December 31, 2024 and for interim periods beginning January 1, 2025, on a retrospective basis. The adoption did not change the way the Company identifies its reportable segments and, accordingly, did not have a material impact on the Company’s segment-related disclosures.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

Significant estimates during the three months ended March 31, 2026 and 2025 include:

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

2.	Macroeconomic Conditions– Economic downturns, inflationary pressures, interest rate changes, global tariff policy, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.
3.	Pricing Volatility– The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Fair Value Determination

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of March 31, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less from the date of purchase, including money market accounts and short-term certificates of deposit, to be cash equivalents.

At March 31, 2026, the Company did not hold any cash equivalents

At December 31, 2025, the Company’s cash equivalents consisted of a money market account.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2026 and December 31, 2025, the Company had cash in excess of the insured FDIC limit of $1,167,651 and $2,272,502, respectively. From time to time the Company has amounts that exceed the FDIC insured amount but does not expect any non-performance.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 326, “Financial Instruments – Credit Losses. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

Allowance for expected credit losses was $0 at March 31, 2026 and December 31, 2025, respectively.

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

No write-downs were recorded during the three months ended March 31, 2026.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

During the year ended December 31, 2025, the Company recorded an inventory write-down of $576,862 (included in cost of sales) to reduce the carrying value of its scanning equipment to net realizable value. Net realizable value was determined based on the estimated selling price under an existing sales contract, less estimated costs to complete and sell the equipment. A customer deposit related to this contract is recorded in deferred revenue (see the revenue recognition discussion below).

During the three months ended March 31, 2026, the Company incurred $220,183 of additional equipment costs to ready the unit for sale and recorded a corresponding inventory write-down of $220,183, which is included in cost of goods sold.

The machine will be delivered to the customer upon completion of installment payments under an executed sale agreement and upon FDA approval; the corresponding consideration received to date has been recorded as deferred revenue (see below).

At March 31, 2026 and December 31, 2025, inventory was as follows:

Classification	March 31, 2026	December 31, 2025
Finished systems	$900,183	$1,256,862
Less: writedown of inventory to net realizable value	(220,183)	(576,862)
Total Inventory	$680,000	$680,000

Deposits

Deposits represent amounts paid to a third-party manufacturer toward the purchase of a PET-CT system, the recoverability of which is contingent upon successful equipment validation and U.S. Food and Drug Administration (FDA) clearance. Activity in deposits for the three months ended March 31, 2026 and the year ended December 31, 2025 was as follows:

Balance - December 31, 2024	$375,000
No activity	-
Balance - December 31, 2025	$375,000
No activity	-
Balance - March 31, 2026	$375,000

In 2022, the Company paid $1,000,000 for equipment from its manufacturing partner, Neusoft Medical Systems, In connection with the same transaction, the Company agreed to pay a Non-Recurring Engineering (NRE) Fee of $700,000 to the manufacturer for research, development, and technology transfer services, payable as follows:

●	$210,000 paid in 2022; and

●	$490,000 paid in 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Because the equipment has not received FDA clearance, the $490,000 paid in 2025 was charged to general and administrative expense in the accompanying statements of operations for the year ended December 31, 2025.

If the equipment fails validation or does not receive FDA clearance, the Company has the contractual right to return the inventory and obtain a refund of the $1,000,000 purchase price, less applicable shipping and handling costs. The manufacturer has also agreed to provide a one-year warranty on the equipment and related software, commencing upon closing of the equipment purchase.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, “Risks and Uncertainties”. These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases

For the three months ended March 31, 2026 and 2025, respectively, the Company has no such concentrations.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

MARCH 31, 2026 AND 2025

(UNAUDITED)

The warranty provision is based on historical trends in defect nature, frequency, and average cost of claims for each product line. These estimates are reassessed each reporting period using the best available information, and adjustments are made as necessary.

Historically, the Company has incurred insignificant warranty-related costs. At March 31, 2026 and December 31, 2025, no warranty liability was recorded, as the estimated obligation was deemed immaterial.

Certain components used in the Company’s products are covered under supplier-provided limited warranties, which include replacement and service coverage for parts. The Company does not have direct responsibility for these supplier warranties.

As of March 31, 2026 and December 31, 2025, the Company is not aware of any pending or asserted claims related to product warranty obligations.

Maintenance Contracts

The Company separately offers post-delivery maintenance contracts to customers. Maintenance contracts are distinct from the Company’s assurance-type product warranty and represent separate performance obligations under ASC 606. Revenue attributable to maintenance contracts is deferred at contract inception and recognized ratably over the maintenance period as the related services are performed. At March 31, 2026 and December 31, 2025, no maintenance contract revenue was deferred.

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

As of March 31, 2026 and December 31, 2025, respectively, the Company had 750 shares of treasury stock recorded at an aggregate cost of $375.

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

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In three months ended March 31, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of March 31, 2026 or December 31, 2025.

The Company has elected the practical expedient under ASC 606-10-50-14 not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025

Sales	Revenue	% of Revenues	Revenue	% of Revenues

Maintenance contracts	$111,000	100%	$119,333	100%
Total Revenues	$111,000	100%	$119,333	100%

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

All revenue recognized in both periods was derived from maintenance service contracts. No equipment sale revenue has been recognized in either period, as transfer of control of the equipment to the customer had not yet occurred as of each respective balance sheet date.

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received from customers prior to the satisfaction of the related performance obligation.

At March 31, 2026 and December 31, 2025, deferred revenue consisted of the following:

Type	March 31, 2026	December 31, 2025
Customer deposit - equipment sale	$210,000	$70,000
Customer deposit - other	12,997	50,000
Total deferred revenue	$222,997	$120,000

Equipment sale deposits represent cumulative installment payments received from customers under executed purchase agreements for medical scanning equipment. Title and physical possession of the equipment transfer to each customer upon receipt of the full contract price, at which point revenue is recognized. During the three months ended March 31, 2026, additional installment payments of $140,000 were received, bringing the aggregate cumulative balance to $210,000 at March 31, 2026.

The $50,000 balance at December 31, 2025 represented a payment received from a potential customer. This deposit was refunded in full during the three months ended March 31, 2026. None of the deferred revenue at December 31, 2025 was recognized as revenue during the three months ended March 31, 2026.

Maintenance contract amounts represent consideration received from customers prior to the applicable service period and are recognized as revenue ratably as performance obligations are satisfied over the service term. At March 31, 2026, $12,997 remained deferred, all of which was recognized as revenue subsequent to March 31, 2026.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

As of March 31, 2026 and 2025, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the Statement of Operations. No interest and penalties were recorded for the three months ended March 31, 2026 and 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

Valuation Allowance Determination

At March 31, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

There was no income tax provision recorded for the three months ended March 31, 2026 and 2025, as the Company incurred losses in both periods and maintains a full valuation allowance against its deferred tax assets.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral.

The Company recognized marketing and advertising costs as follows:

Three Months Ended March 31,
2026	2025

$66,665	$84,548

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025
Stock Options	5,150,000	-
Warrants	2,100,000	2,100,000
Series A, convertible preferred stock	-	1,088
Series B, convertible preferred stock	-	48,000
Total common stock equivalents	7,250,000	2,149,088

Based on the potential common stock equivalents noted above at March 31, 2026, the Company has sufficient authorized shares of common stock (100,000,000) to settle any potential exercises of common stock equivalents.

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

Preferred shares that are conditionally redeemable - including those redeemable at the option of the holder or subject to redemption upon the occurrence of events outside the issuer’s control - are classified as temporary equity in accordance with FASB ASC 480-10-S99-3A. Conversely, preferred shares that are not mandatorily redeemable and whose redemption rights are within the issuer’s control are appropriately classified as a component of stockholders’ equity.

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

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

See Note 5 for related party debt.

Recent Accounting Standards

Recently Adopted Accounting Standards

FASB ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosure requirements by:

●	Requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM);
●	Requiring disclosure of the title and position of the CODM;
●	Extending certain annual disclosures to interim periods; and
●	Clarifying that single reportable segment entities must apply ASC 280 in its entirety.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required.

The Company adopted ASU 2023-07 for its annual reporting period ended December 31, 2024, and for interim periods beginning January 1, 2025. The adoption resulted in enhanced segment disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by:

●	Standardizing and disaggregating rate reconciliation categories; and
●	Requiring disclosure of income taxes paid by jurisdiction.

ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis.

The Company adopted ASU 2023-09 effective January 1, 2025. The adoption resulted in enhanced income tax disclosures but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current (short-term) accounts receivable and current contract assets arising from transactions accounted for under ASC 606.

ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The amendments are required to be applied prospectively.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

The Company early adopted ASU 2025-05 effective January 1, 2025 and elected the practical expedient. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FASB ASU 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments also clarify that the incorporation, elimination, or modification of a volume-weighted average price (VWAP) formula does not automatically result in an extinguishment.

ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Adoption may be applied on a prospective or retrospective basis.

The Company adopted ASU 2024-04 effective January 1, 2026. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2024-03 / ASU 2025-01 - Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures

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

The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied on either a prospective or retrospective basis. The Company is currently assessing the potential impact of ASU 2024-03 / ASU 2025-01 on its financial statement disclosures.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Other Accounting Standards Updates

The Company has evaluated all other recently issued accounting standards not yet effective and has determined that the adoption of such standards is not expected to have a material impact on the Company’s financial statements or disclosures. The FASB has also issued various technical corrections and industry-specific updates that are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025	Estimated Useful Lives (Years)

Equipment	$227,856	$227,856	5
Accumulated depreciation	(131,705)	(122,104)
Total property and equipment - net	$96,151	$105,752

Depreciation Expense

Three Months Ended March 31,
2026	2025
$9,601	$4,650

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Note 4 – Convertible Advance Payable

The Company’s advances payable are as follows:

Terms	Convertible Advance Payable

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured
Conversion feature	45% discount to market price

Balance - December 31, 2024	$563,000
No activity in 2025	-
Balance - December 31, 2025	563,000
No activity in 2026	-
Balance - March 31, 2026	$563,000

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Note 5 – Debt

Notes Payable - Related Parties

The Company has entered into several notes payable with related parties, each of whom is a member of the Board of Directors. A summary of notes payable - related parties as of March 31, 2026 and December 31, 2025 is as follows:

	Note Payable #1	Note Payable #2	Note Payable #3	Note Payable #4
Terms	Related Party	Related Party	Related Party	Related Party

Issuance dates of notes	August 2022	April 2023	August 2024	February 2025
Maturity date	June 2026	March 2025	December 2024	March 2025
Interest rate	10%	8%	0%	0%
Imputed interest rate	N/A	N/A	8%	8%
Default interest rate	20%	20%	20%	None
Collateral	PET-CT Imaging Device	PET-CT Imaging Device	PET-CT Imaging Device	Unsecured

					Total
Balance - December 31, 2024	$1,200,000	$150,000	$100,000	$-	$1,450,000
Proceeds from issuance of note	-	-	-	100,000	100,000
Repayments	-	(150,000)	(100,000)	(100,000)	(350,000)
Balance - December 31, 2025	1,200,000	-	-	-	1,200,000
Repayments	(325,000)	-	-	-	(325,000)
Balance - March 31, 2026	$875,000	$-	$-	$-	$875,000

Note #1

In March 2025, Note #1 was extended to December 31, 2025. On February 16, 2026, Note #1 was further extended to June 30, 2026. The Company evaluated each extension under FASB ASC 470-50-40 and concluded that the extensions did not constitute a substantive modification. Accordingly, no debt extinguishment occurred and no gain or loss was recognized.

Note #1 is collateralized by the Company’s sole imaging device, which is carried in inventory.

The lender has authorized the sale of the collateral, and the loan agreement requires sale proceeds to be applied toward the outstanding loan balance.

During the three months ended March 31, 2026, the Company repaid $325,000.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Note #2

In April 2023, the Company executed a one-year note with a shareholder and director in the principal amount of $500,000. The note bears interest at 8.0% per annum, with a default rate of 20.0%, and is secured by the net proceeds from the Company’s PET imaging devices and service contracts. Original principal was payable 50% on December 31, 2023 and 50% plus accrued interest on March 31, 2024.

The note was extended and repaid as follows:

●	In March 2024, the remaining balance of $250,000 was extended to September 2024. During 2024, $100,000 of principal was repaid.

●	In September 2024, the remaining balance of $150,000 was extended to March 2025.

●	During 2025, the remaining $150,000 of principal was repaid in full, and $41,414 of accrued interest was forgiven by the lender.

Because the lender is a significant stockholder and director, the Company accounted for the interest forgiveness as a capital contribution, recording $41,414 as an increase to additional paid-in capital rather than as a gain on extinguishment. This treatment is consistent with FASB ASC 470-50-40-2, which addresses extinguishment transactions between related parties, and with FASB ASC 850-10-50-5, which requires related-party transactions to be presented in accordance with their substance rather than as arm’s length transactions.

The Company evaluated the 2024 and 2025 extensions under FASB ASC 470-50-40 and concluded that the extensions did not add or eliminate a substantive conversion feature, did not result in cash flows that differed by 10% or more from those under the original instrument, and did not result in significant changes to interest rate, collateral, or repayment terms beyond the extension of maturity. Accordingly, no debt extinguishment occurred and no gain or loss was recognized.

In connection with the original issuance of the note in 2023, the Company issued 100,000 warrants to the lender with an exercise price of $0.10 per share. The warrants vested immediately and had an original expiration date of December 31, 2025. The fair value of the warrants of $126,699 was recorded as a debt discount and amortized over the original term of the note. On December 31, 2025, the expiration date of the warrants was extended to December 31, 2026, with no financial statement impact (see Note 9).

Note #3

In August 2024, the Company executed a four-month, non-interest-bearing note with a shareholder and director in the principal amount of $100,000, with a default interest rate of 20%. The note was secured by the net proceeds from the Company’s PET imaging devices and service contracts. Because the note was issued by a related party at a below-market interest rate, the Company recorded imputed interest at 8%, resulting in interest expense of $1,600 for the year ended December 31, 2024, with a corresponding credit to additional paid-in capital. The note was repaid in full in March 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Note #4

In February 2025, the Company executed a one-month, non-interest-bearing, unsecured note with a shareholder and director in the principal amount of $100,000. The Company recorded imputed interest at 8%, resulting in interest expense of $1,336 for the year ended December 31, 2025, with a corresponding credit to additional paid-in capital. The note was repaid in full during 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

Company Lease Commitments

As of March 31, 2026 and December 31, 2025, the Company had no finance leases under FASB ASC 842.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

●	Guarantee – The lease is guaranteed by the Company’s Chief Executive Officer. The guarantee is unconditional and continuing, and covers the full performance of the lease obligations, including payment of rent and fulfillment of all tenant responsibilities.

The Company recognizes lease expense on a straight-line basis over the lease term.

Right-of-Use Operating Lease – Lease Termination

On June 26, 2025, the Company entered into an agreement to terminate its existing operating lease (originally executed March 17, 2022), which was originally scheduled to expire on May 31, 2027. The last payment was made July 1, 2025. Pursuant to the agreement, the termination is effective as of August 31, 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

The tables below present information regarding the Company’s operating lease asset and liability at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$169,909	$179,711

Liabilities

Operating lease liability	$177,058	$184,298

Weighted-average remaining lease term (years)	4.34	4.58

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	March 31, 2026	March 31, 2025

Operating lease costs

Amortization of right-of-use operating lease asset	$9,802	$16,130
Lease liability expense in connection with obligation repayment	3,638	$4,194
Total operating lease costs	$13,440	$20,324

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$10,878	$19,200
Right-of-use asset obtained in exchange for new operating lease liability	$196,049	$-

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31,:

2026 (9 months)	$33,389
2027	47,439
2028	50,400
2029	50,400
Thereafter	29,400
Total undiscounted cash flows	211,028
Less: amount representing interest	33,970
Present value of operating lease liability	177,058
Less: current portion of operating lease liability	30,612
Long-term operating lease liability	$146,446

Contingencies – Strategic Cooperation Agreement

On January 15, 2022, the Company entered into a strategic cooperation agreement with a supplier for the development, manufacture, and distribution of PET/CT imaging systems. The agreement establishes transfer pricing terms for PET/CT systems that become effective only upon receipt of U.S. Food and Drug Administration (FDA) clearance for the Company’s next-generation PET/CT 4D system, which is currently undergoing testing in preparation for submission of a 510(k) amendment.

All obligations under the agreement are expressly conditioned upon receipt of FDA clearance, a future regulatory event outside the Company’s control. Following clearance, the agreement will have an initial term of seven years, which may be extended for an additional three years subject to the Company’s achievement of specified annual purchase requirements during the initial term.

The Company evaluated this arrangement under FASB ASC 440, Commitments, and concluded that it does not constitute an unconditional purchase obligation under ASC 440-10-50-2 because all purchase obligations are contingent upon receipt of FDA clearance. Accordingly, no disclosure of minimum future purchase commitments is required under ASC 440-10-50-4.

The Company further evaluated the arrangement under FASB ASC 450, Contingencies. As of March 31, 2026 and December 31, 2025, receipt of FDA clearance is considered reasonably possible but not probable. Accordingly, no accrual has been recorded, and the financial impact of the arrangement, if any, cannot be reasonably estimated until FDA clearance is obtained. There can be no assurance that FDA clearance will be obtained within the anticipated timeframe or at all.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Contingencies – Legal Matters

The Company may be subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2026 and December 31, 2025, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 7 – Stockholders’ Equity

The Company has two classes of capital stock: preferred stock and common stock.

Authorized Capital Structure

The Company is authorized to issue 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On October 27, 2025, the Company filed two Certificates of Amendment with the Texas Secretary of State, each effective as of that date:

●	The first amendment reduced the authorized common stock from 6,000,000,000 shares to 100,000,000 shares, reduced the authorized preferred stock from 20,000,000 shares to 10,000,000 shares, and reduced the par value of the preferred stock from $1.00 per share to $0.0001 per share. The par value of the common stock was unchanged.

●	The second amendment was a conforming amendment that restated the conversion provisions of the Series A Preferred Stock, including the anti-dilution adjustment formula, to align the Certificate of Formation with the conversion terms in effect since the original designation. The amendment did not modify the economic rights or preferences of the Series A Preferred Stock.

The board of directors is authorized, without further stockholder approval, to designate one or more series of preferred stock from time to time and to fix the rights, preferences, limitations, and restrictions of each series prior to issuance, including dividend rights, voting rights, redemption terms, conversion and exchange rights, liquidation preferences, and ranking among different series of preferred stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Preferred Stock - Series Designations

Effective March 18, 2026, the Company filed a Certificate of Amendment with the Texas Secretary of State undesignating all previously designated series of preferred stock. The following series were undesignated, and the underlying shares were returned to the authorized but unissued preferred stock pool:

●	Series A: 5,450,000 shares

●	Series B: 9,000,000 shares

●	Series C: 840,000 shares

●	Series D: 1,560,000 shares

●	Series E: 1,200,000 shares

●	Series F: 600,000 shares

●	Series G: 3,000,000 shares

●	Series H: 15,000,000 shares

●	Series S: 100,000 shares

In the aggregate, 36,750,000 shares previously designated across these nine series were returned to the authorized but unissued preferred stock pool. As a result of the undesignation, no series of preferred stock are currently designated, and no shares of preferred stock were issued or outstanding at March 31, 2026. The board of directors retains the authority to designate new series of preferred stock from the authorized 10,000,000 share pool at a future date without further stockholder approval.

Series A Preferred Stock

Prior to its undesignation, the Company had designated 5,450,000 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock at $0.0001 par value per share. The material terms of the Series A Preferred Stock were as follows:

●	Dividends. Holders were entitled to cumulative dividends at a rate of 8% per annum ($0.1064 per share per year), payable semi-annually on January 1 and July 1 of each year. Dividends were payable in cash or, at the Company’s election, in additional shares of Series A Preferred Stock valued at $1.33 per share.

●	Liquidation Preference. Upon any liquidation, dissolution, or winding up of the Company, holders were entitled to receive $1.33 per share plus all accumulated and unpaid dividends, prior to any distribution to holders of any other series of preferred stock or common stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

●	Conversion. Each share of Series A Preferred Stock was convertible, at the option of either the Company or the holder, into common stock at a ratio of 1 share of common stock for every 400 shares of Series A Preferred Stock. The conversion ratio was subject to adjustment for stock splits, stock dividends, combinations, reclassifications, and below-market issuances pursuant to a broad-based weighted average anti-dilution formula.

●	Redemption. The Company had the right to redeem the Series A Preferred Stock, in whole or in part, at any time after the second anniversary of the Final Closing Date (as defined in the Certificate of Formation) at a redemption price of $1.46 per share plus all accumulated and unpaid dividends, provided that the common stock had closed at or above $2.00 per share for 20 consecutive trading days prior to the redemption notice. The Company was required to provide 30 days’ prior written notice of any redemption.

●	Voting Rights. Holders voted together with holders of common stock as a single class on all matters submitted to a vote of stockholders, with each holder entitled to cast one vote for each share of common stock into which such holder’s Series A Preferred Stock was then convertible.

Series B Preferred Stock

Prior to its undesignation, the Company had designated 9,000,000 shares of Series B Convertible Preferred Stock at $0.0001 par value per share. The material terms of the Series B Preferred Stock were as follows:

●	Conversion. Series B Preferred Stock was convertible into common stock at a contractual ratio of 0.25 shares of common stock per share of Series B Preferred Stock surrendered, subject to adjustment for stock splits and combinations. The Certificate of Designation provided for a 125% conversion factor, resulting in an effective conversion ratio of 0.3125 shares of common stock per share of Series B Preferred Stock.

●	Voting Rights. Holders were entitled to 100 votes per share on all matters submitted to a vote of stockholders, voting together with holders of common stock as a single class.

Conversion of Preferred Stock

On October 30, 2025, all 435,085 shares of Series A Preferred Stock and all 192,000 shares of Series B Preferred Stock then issued and outstanding were converted into common stock as follows:

●	The 435,085 shares of Series A Preferred Stock were converted into 1,101 shares of common stock at the contractual ratio of 1 share of common stock for every 400 shares of Series A Preferred Stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

●	The 192,000 shares of Series B Preferred Stock were converted into 60,009 shares of common stock at the contractual effective ratio of 0.3125 shares of common stock per share of Series B Preferred Stock.

Fractional shares resulting from each conversion were rounded up to the nearest whole share. Both conversions were accounted for as reclassifications within stockholders’ equity, with the carrying amount of the converted preferred stock reclassified to common stock and additional paid-in capital. No gain or loss was recognized.

Following the October 30, 2025 conversions, no shares of preferred stock of any series remained issued and outstanding at December 31, 2025 or March 31, 2026.

Common Stock

-	100,000,000 shares authorized

-	$0.0001 par value

-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2026

Stock Issued for Services

The Company issued 50,000 shares of common stock to a consultant for services rendered, having a fair value of $94,500 ($1.89/share), based upon the quoted closing trading price on the grant date.

Equity Transactions for the Year Ended December 31, 2025

Stock Issued for Cash

The Company issued 9,333,333 shares of common stock for $10,000,000 ($1.00 - $1.50/share). Of the total shares issued, 8,000,000 were sold to a related party, who is a principal stockholder for $8,000,000.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

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

See Note 9 for warrants.

Note 8 - Stock Option Plan

In May 2021, the Company adopted an equity incentive plan (the “Plan”). Under the Plan, the Company may grant up to 10,000,000 stock options to eligible participants. All terms for stock options granted under the Plan will be set by the Board of Directors.

Stock Option Grants

On November 5, 2025, the Company granted stock options to certain executives and employees to purchase an aggregate of 5,150,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The options have a contractual term of five (5) years and were fully vested on the grant date. The grant was approved by the Board of Directors and was made pursuant to the Plan. After giving effect to the November 5, 2025 grant, 4,850,000 shares remained available for future issuance under the Plan at both March 31, 2026 and December 31, 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Of the total grant, 1,500,000 options were granted to the Company’s Chairman of the Board of Directors and President and 750,000 options were granted each to a member of the Board of Directors and the Company’s Vice-President.

The aggregate grant date fair value of stock options granted during the year ended December 31, 2025 was $4,982,588. The weighted average grant date fair value per option was $0.97.

Valuation Methodology and Assumptions

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$1.48
Expected term	2.5 years
Expected volatility	115%
Expected dividends	0%
Risk free interest rate	3.63%

Stock Option activity for the three months ended March 31, 2026 and the year ended December 31, 2025 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2024	-
Vested and Exercisable - December 31, 2024	-
Granted	5,150,000	$1.48	4.85		$0.97
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	5,150,000	$1.48	4.85	$-
Vested and Exercisable - December 31, 2025	5,150,000	$1.48	4.85	$-
Granted	-	$-
Exercised	-
Cancelled/Forfeited	-
Outstanding - March 31, 2026	5,150,000	$1.48	4.60	$1,339,000
Vested and Exercisable - March 31, 2026	5,150,000	$1.48	4.60	$1,339,000

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

(UNAUDITED)

Compensation Expense

The Company recognized stock-based compensation expense of $4,982,588 related to stock options for the year ended December 31, 2025, which was included in general and administrative expenses in those statements of operations. As the options were fully vested on the grant date, there was no unrecognized compensation cost related to stock options as of December 31, 2025.

Note 9 – Warrants

Warrant activity for the three months ended March 31, 2026 and the year ended December 31, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Exercisable - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Granted	500,000	$1.00
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Exercisable - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - March 31, 2026	2,100,000	$0.42	0.75	$2,769,000
Exercisable - March 31, 2026	2,100,000	$0.42	0.75	$2,769,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding and Factors Affecting Forward Looking Statements

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.

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

General Overview

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

With a specialization in cardiac PET imaging and a growing presence in oncology and neurology, Positron stands at the forefront of innovation in nuclear medicine. Its systems are designed to enhance patient outcomes, maximize system uptime, and reduce total cost of ownership—offering unmatched clinical value and economic advantage in today’s healthcare environment.

In 2023, the Company entered an expanded business cooperation / OEM Supply and Distribution / SKD Manufacturer Agreement with Shenyang Intelligent Neuclear Medical Technology Co. a subsidiary of Neusoft Medical Systems’ which secured exclusive rights for the North American market to sell/distribute PET,PET-CT and next generation PET-CT scanners in the future.

The Company

Positron Corporation is a medical technology company committed to advancing the PET imaging modality through the development, manufacturing, and commercialization of its state-of-the-art PET and PET-CT (Positron Emission Tomography/Computed Tomography) imaging systems. With a strong focus on cardiac PET—the gold standard in nuclear cardiology—Positron provides cutting-edge solutions that enhance diagnostic accuracy, improve patient outcomes, and drive cost-effective care for healthcare providers across North America.

Positron’s imaging portfolio includes a dedicated PET only and 3D PET-CT 64-Slice systems, both designed to expand access to advanced molecular imaging. Additionally, Positron is preparing to introduce its 4D PET-CT 64-Slice scanner, further strengthening its role in the evolution of nuclear cardiology while positioning the company for entry into the oncology imaging market. These innovations, supported by Positron’s comprehensive clinical and technical services, enable nuclear cardiologists and imaging specialists to fully leverage PET technology for superior diagnostic capabilities.

Through a strategic partnership with Shenyang Intelligent Nuclear Medical Technology Co. Ltd., a subsidiary of Neusoft Medical Systems, Positron holds exclusive North American distribution rights and FDA 510(k) clearance for the NeuSight PET-CT (3D) system. Additionally, Positron and Neusoft have co-developed the Affinity PET-CT (4D), which Positron will manufacture, distribute, and service. The company plans to amend its existing 510(k) clearance to include the Affinity PET-CT, ensuring regulatory compliance and market readiness upon FDA approval.

Positron’s collaboration with Neusoft Medical Systems extends to the production of its Attrius PET system, a foundational technology for its PET-CT advancements. This joint effort has been instrumental in expanding Positron’s PET-CT offerings, setting the stage for rapid growth across multiple imaging disciplines. With an emphasis on accessibility, affordability, and technological excellence, Positron is well-positioned to meet the rising demand for PET-CT imaging in nuclear cardiology and oncology, delivering best-in-class solutions that optimize patient care and streamline practice efficiencies.

Positron’s Headquarters is in North Tonawanda, NY.

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

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In three months ended March 31, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of March 31, 2026 or December 31, 2025.

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

Maintenance contract amounts represent consideration received from customers prior to the applicable service period and are recognized as revenue ratably as performance obligations are satisfied over the service term.

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

Results of Operations

Results of operations for the three months ending March 31, 2026 and 2025.

Revenues - Revenues for the three months ended March 31, 2026, were $111,000 as compared to $119,333 for the three months ended March 31, 2025. The slight decrease of $8,333 in revenue was based on a customer opting for time and materials service agreements vs fixed annual services agreement.

Costs of Sales - Costs of sales for the three months ended March 31, 2026, were $637,819, including payments of $220,183 in 2026, for additional equipment to ready a unit for sale, resulting in a corresponding inventory write-down of $220,183, as compared to $377,033 for the three months ended March 31, 2025, due to additional personnel and expenses related to product launch.

General and Administrative Expenses – The Company’s operating expenses were $838,138 for the three months ended March 31, 2026, compared to $1,219,799 for the three months ended March 31, 2025 was due to expanded sales and marketing, hardware/software upgrades to existing systems, business development, consultants and corporate operations, including the payment of an NRE fee of $490,000 during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded $94,500 in stock based compensation for digital marketing services.

Other Expenses – During the three months ended March 31, 2026 and 2025, the Company recorded other expenses - net of $12,812 and $34,883, respectively. Other expenses include interest expense and other income includes interest income.

Interest expense was $23,349 and $34,926 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, and 2025, the Company recorded interest income of $10,537 and $43.

Net Loss - For the three months ended March 31, 2026, the Company had a net loss of $1,377,769, or ($0.04) per share, compared to a net loss of $1,512,382, or ($0.05) per share, for the three months ended March 31, 2025.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of $146,314,848 at March 31, 2026. The Company will need to continue to increase sales and/or rental of systems and services to achieve profitability in the future.

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

The Company has cash on hand of $1,406,756 at March 31, 2026. The Company does not expect to generate sufficient revenues and positive cash flow from operations sufficiently to meet its current obligations, including a working capital deficiency of $334,061. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

Management’s strategic plans include the following:

●	Execute business operations more fully during the current year.

●	Expand its reach within nuclear cardiology with the launch of our PET-CT system which provides greater features and functions now available to nuclear cardiologists and their diagnostic capabilities.

●	Enter the vast oncology market with its new PET-CT system with a faster, smaller, more economical solution for practices, hospitals, and patients.

●	Explore and execute prospective strategic and partnership opportunities; and

●	Pursue to “Up-List” to a more prominent publicly reporting exchange with OTC Markets.

At March 31, 2026, the Company had current assets of $2,151,018 and total assets of $2,792,078 compared to March 31, 2025, when current assets were $3,339,186 and total assets were $3,999,649. The decrease in total assets is attributable primarily to a reduction in cash to meet working capital needs, depreciation of property and equipment and usage of prepaid assets expensed in the current period ended March 31, 2026.

Total liabilities at March 31, 2026, were $2,631,525 compared to $2,555,827 at December 31, 2025. Total liabilities were largely comprised of accounts payable and accrued expenses with 3rd parties and related parties, deferred revenues, notes and other debt as well as its operating lease.

Net cash used in operating activities during the three months ended March 31, 2026, was $788,710 compared to $1,437,760 used in operating activities during the three months ended March 31, 2025.

Net cash used in investing activities during the three months ended March 31, 2026, was $0 compared to $0 used in investing activities during the three months ended March 31, 2025.

Net cash provided by (used in) financing activities was ($325,000) and $5,250,000 for the three months ended March 31, 2026, and 2025, respectively. During the three months ended March 31, 2026, cash from financing activities was comprised of $325,000 to repay debt owed to a related party. For the comparative prior period in 2025, the Company sold stock for cash totaling $8,000,000, repurchased and retired common stock with a third party stockholder for $2,500,000, received cash proceeds of $100,000 from the issuance of debt with a related party and repaid related party debt of $350,000

Off-Balance Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) Corporate Governance

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14a and 15-d-14a of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

__________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Dated: May 15, 2026	/s/ Adel Abdullah
Adel Abdullah
President
(Principal Executive and Financial Officer)