Form 10-Q
period 2026-06-30
POSITRON CORP
filed 2026-08-14
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026 the registrant had 32,846,326 shares of common stock, par value $0.0001 per share, issued.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item IA, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission, as well as those discussed elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Positron Corporation, unless otherwise indicated.

 PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Positron Corporation

Positron Corporation
Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$357,173	$2,520,466
Accounts receivable	17,561	8,333
Inventory	680,000	680,000
Prepaids and other	52,014	130,387
Total Current Assets	1,106,748	3,339,186

Property and equipment - net	86,550	105,752

Operating lease - right-of-use asset	160,107	179,711

Deposits	375,000	375,000

Total Assets	$1,728,405	$3,999,649

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$119,399	$81,512
Accounts payable and accrued expenses - related party	452,181	407,017
Deferred revenue	210,000	120,000
Note payable - related party	875,000	1,200,000
Operating lease liability	32,778	30,612
Convertible advance payable	563,000	563,000
Total Current Liabilities	2,252,358	2,402,141

Long Term Liabilities
Operating lease liability	136,894	153,686
Total Long Term Liabilities	136,894	153,686

Total Liabilities	2,389,252	2,555,827

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 10,000,000 authorized
Common stock - $0.0001 par value, 100,000,000 shares authorized 32,846,326 and 32,799,451 shares issued and outstanding, respectively	3,285	3,280
Additional paid-in capital	146,472,491	146,377,996
Accumulated deficit	(147,136,248)	(144,937,079)
Less: treasury stock at cost - 750 and 750 shares, respectively	(375)	(375)
Total Stockholders’ Equity (Deficit)	(660,847)	1,443,822

Total Liabilities and Stockholders’ Equity (Deficit)	$1,728,405	$3,999,649

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Sales	$111,822	$120,118	$222,822	$239,452

Cost of sales	376,732	402,433	1,014,550	779,465

Gross loss	(264,910)	(282,315)	(791,728)	(540,013)

General and administrative expenses	539,004	887,675	1,377,142	2,107,474

Loss from operations	(803,914)	(1,169,990)	(2,168,870)	(2,647,487)

Other income (expense)
Interest expense	(21,815)	(29,918)	(45,164)	(64,844)
Interest income	4,329	9,166	14,865	9,208
Total other income (expense) - net	(17,486)	(20,752)	(30,299)	(55,636)

Net loss	$(821,400)	$(1,190,742)	$(2,199,169)	$(2,703,123)

Loss per share - basic and diluted	$(0.03)	$(0.04)	$(0.07)	$(0.09)

Weighted average number of shares - basic and diluted	32,849,451	31,305,008	32,840,145	30,259,336

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2026

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

December 31, 2025	-	$-	32,799,451	$3,280	$146,377,996	$(144,937,079)	750	$(375)	$1,443,822

Stock issued for services rendered ($1.89/share)	-	-	50,000	5	94,495	-	-	-	94,500

Net loss	-	-	-	-	-	(1,377,769)	-	-	(1,377,769)

March 31, 2026	-	-	32,849,451	3,285	146,472,491	(146,314,848)	750	(375)	160,553

Cancellation of shares	-	-	(3,125)	-	-	-	-	-	-

Net loss	-	-	-	-	-	(821,400)	-	-	(821,400)

June 30, 2026	-	$-	32,846,326	$3,285	$146,472,491	$(147,136,248)	750	$(375)	$(660,847)

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Six Months Ended June 30, 2025
(Unaudited)

	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

December 31, 2024	435,085	$435,085	192,000	$192,000	27,305,008	$2,731	$133,047,521	$(134,333,687)	750	$(375)	$(656,725)

Stock issued for cash ($1/share)	-	-	-	-	8,000,000	800	7,999,200	-	-	-	8,000,000

Cash paid to repurchase and retire common stock ($0.60 - $0.75/share)	-	-	-	-	(4,000,000)	(400)	(2,499,600)	-	-	-	(2,500,000)

Imputed interest expense on debt - related parties	-	-	-	-	-	-	2,936	-	-	-	2,936

Forgiveness of accrued interest payable - related party	-	-	-	-	-	-	41,414	-	-	-	41,414

Net loss	-	-	-	-	-	-	-	(1,512,381)	-	-	(1,512,381)

March 31, 2025	435,085	435,085	192,000	192,000	31,305,008	3,131	138,591,471	(135,846,068)	750	(375)	3,375,244

Stock issued for services ($1.77/share)	-	-	-	-	100,000	10	176,990	-	-	-	177,000

Net loss	-	-	-	-	-	-	-	(1,190,742)	-	-	(1,190,742)

June 30, 2025	435,085	$435,085	192,000	$192,000	31,405,008	$3,141	$138,768,461	$(137,036,810)	750	$(375)	$2,361,502

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Operating activities
Net loss	$(2,199,169)	$(2,703,123)
Adjustments to reconcile net loss to net cash used in operations
Amortization of operating lease - right-of-use asset	19,604	8,066
Depreciation expense	19,202	9,300
Stock issued for services	94,500	177,000
Imputed interest expense on debt - related parties	-	2,936
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(9,228)	8,334
Prepaids	78,373	(8,108)
Deposits	-	-
Increase (decrease) in
Accounts payable and accrued expenses	37,887	28,915
Accounts payable and accrued expenses - related party	45,164	106,907
Deferred revenue	90,000	53,670
Operating lease liability	(14,626)	(8,063)
Net cash used in operating activities	(1,838,293)	(2,324,166)

Financing activities
Proceeds from stock issued for cash	-	8,000,000
Cash paid to repurchase and retire common stock	-	(2,500,000)
Proceeds from issuance of note payable - related party	-	100,000
Repayments on notes payable - related party	(325,000)	(350,000)
Net cash provided by (used in) financing activities	(325,000)	5,250,000

Net increase (decrease) in cash and cash equivalents	(2,163,293)	2,925,834

Cash and cash equivalents - beginning of period	2,520,466	69,791

Cash and cash equivalents - end of period	$357,173	$2,995,625

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued interest payable - related party	$-	$41,414

The accompanying notes are an integral part of these unaudited financial statements

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

JUNE 30, 2026 AND 2025

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited financial statements, for the six months ended June 30, 2026, the Company had:

●	Net loss of $2,199,169; and

●	Net cash used in operations was $1,838,293

Additionally, at June 30, 2026, the Company had:

●	Accumulated deficit of $147,136,248

●	Stockholders’ deficit of $660,847; and

●	Working capital deficiency of $1,145,610

The Company has cash on hand of $357,173 at June 30, 2026. The Company does not expect to generate sufficient revenues and positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

JUNE 30, 2026 AND 2025

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

JUNE 30, 2026 AND 2025

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

Significant estimates during the six months ended June 30, 2026 and 2025 include:

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

JUNE 30, 2026 AND 2025

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

JUNE 30, 2026 AND 2025

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of June 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less from the date of purchase, including money market accounts and short-term certificates of deposit, to be cash equivalents.

At June 30, 2026, the Company did not hold any cash equivalents

At December 31, 2025, the Company’s cash equivalents consisted of a money market account.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2026 and December 31, 2025, the Company had cash in excess of the insured FDIC limit of $112,178 and $2,272,502, respectively. From time to time the Company has amounts that exceed the FDIC insured amount but does not expect any non-performance.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 326, “Financial Instruments – Credit Losses. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

Allowance for expected credit losses was $0 at June 30, 2026 and December 31, 2025, respectively.

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

JUNE 30, 2026 AND 2025

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

During the six months ended June 30, 2026, the Company incurred $238,352 of additional equipment costs to ready the unit for sale and recorded a corresponding inventory write-down of $238,352, which is included in cost of goods sold.

The machine will be delivered to the customer upon completion of installment payments under an executed sale agreement and upon FDA approval; the corresponding consideration received to date has been recorded as deferred revenue (see below).

At June 30, 2026 and December 31, 2025, inventory was as follows:

Classification	June 30, 2026	December 31, 2025
Finished systems	$918,352	$1,256,862
Less: writedown of inventory to net realizable value	(238,352)	(576,862)
Total Inventory	$680,000	$680,000

Deposits

Deposits represent amounts paid to a third-party manufacturer toward the purchase of a PET-CT system, the recoverability of which is contingent upon successful equipment validation and U.S. Food and Drug Administration (FDA) clearance. Activity in deposits for the six months ended June 30, 2026 and the year ended December 31, 2025 was as follows:

December 31, 2024	$375,000
No activity	-
December 31, 2025	$375,000
No activity	-
June 30, 2026	$375,000

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases

For the six months ended June 30, 2026 and 2025, respectively, the Company has no such concentrations.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

JUNE 30, 2026 AND 2025

(UNAUDITED)

The warranty provision is based on historical trends in defect nature, frequency, and average cost of claims for each product line. These estimates are reassessed each reporting period using the best available information, and adjustments are made as necessary.

Historically, the Company has incurred insignificant warranty-related costs. At June 30, 2026 and December 31, 2025, no warranty liability was recorded, as the estimated obligation was deemed immaterial.

Certain components used in the Company’s products are covered under supplier-provided limited warranties, which include replacement and service coverage for parts. The Company does not have direct responsibility for these supplier warranties.

As of June 30, 2026 and December 31, 2025, the Company is not aware of any pending or asserted claims related to product warranty obligations.

Maintenance Contracts

The Company separately offers post-delivery maintenance contracts to customers. Maintenance contracts are distinct from the Company’s assurance-type product warranty and represent separate performance obligations under ASC 606. Revenue attributable to maintenance contracts is deferred at contract inception and recognized ratably over the maintenance period as the related services are performed. At June 30, 2026 and December 31, 2025, no maintenance contract revenue was deferred.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

As of June 30, 2026 and December 31, 2025, respectively, the Company had 750 shares of treasury stock recorded at an aggregate cost of $375.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

JUNE 30, 2026 AND 2025

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In the three and six months ended June 30, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of June 30, 2026 or December 31, 2025.

The Company has elected the practical expedient under ASC 606-10-50-14 not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by type for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025

Sales	Revenue	% of Revenues	Revenue	% of Revenues

Service Income	$111,822	100%	$120,118	100%
Total Revenues	$111,822	100%	$120,118	100%

	Six Months Ended June 30,
	2026		2025

Sales	Revenue	% of Revenues	Revenue	% of Revenues

Service Income	$222,822	100%	$239,452	100%
Total Revenues	$222,822	100%	$239,452	100%

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

All revenue recognized in both periods was derived from maintenance service contracts. No equipment sale revenue has been recognized in either period, as transfer of control of the equipment to the customer had not yet occurred as of each respective balance sheet date.

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received from customers prior to the satisfaction of the related performance obligation.

At June 30, 2026 and December 31, 2025, deferred revenue consisted of the following:

Type	June 30, 2026	December 31, 2025
Customer deposit - equipment sale	$210,000	$70,000
Customer deposit - other	-	50,000
Total deferred revenue	$210,000	$120,000

Equipment sale deposits represent cumulative installment payments received from customers under executed purchase agreements for medical scanning equipment. Title and physical possession of the equipment transfer to each customer upon receipt of the full contract price, at which point revenue is recognized. During 2026, additional installment payments of $140,000 were received, bringing the aggregate cumulative balance to $210,000 at June 30, 2026.

The $50,000 balance at December 31, 2025 represented a payment received from a potential customer. This deposit was refunded in full during 2026. None of the deferred revenue at December 31, 2025 was recognized as revenue during 2026.

Maintenance contract amounts represent consideration received from customers prior to the applicable service period and are recognized as revenue ratably as performance obligations are satisfied over the service term. At June 30, 2026, $0 remained deferred, all of which was recognized as revenue during the quarter ended June 30, 2026.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

As of June 30, 2026 and 2025, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the Statement of Operations. No interest and penalties were recorded for the six months ended June 30, 2026 and 2025.

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

Valuation Allowance Determination

At June 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

There was no income tax provision recorded for the six months ended June 30, 2026 and 2025, as the Company incurred losses in both periods and maintains a full valuation allowance against its deferred tax assets.

Advertising Costs

Advertising costs are expensed as incurred. These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral.

The Company recognized marketing and advertising costs as follows:

Three Months Ended June 30,
2026	2025

$98,255	$40,737

Six Months Ended June 30,
2026	2025

$164,920	$125,285

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

The following potentially dilutive equity securities outstanding as of June 30, 2026 and 2025 were as follows:

	June 30, 2026	June 30, 2025
Stock Options	5,150,000	-
Warrants	2,100,000	2,100,000
Series A, convertible preferred stock	-	1,088
Series B, convertible preferred stock	-	48,000
Total common stock equivalents	7,250,000	2,149,088

Based on the potential common stock equivalents noted above at June 30, 2026, the Company has sufficient authorized shares of common stock (100,000,000) to settle any potential exercises of common stock equivalents.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025	Estimated Useful Lives (Years)

Equipment	$227,856	$227,856	5
Accumulated depreciation	(141,306)	(122,104)
Total property and equipment - net	$86,550	$105,752

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Depreciation Expense

Three Months Ended June 30,
2026	2025
$9,601	$4,650

Six Months Ended June 30,
2026	2025
$19,202	$9,300

Note 4 – Convertible Advance Payable

The Company’s advances payable are as follows:

Terms	Convertible Advance Payable

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured
Conversion feature	45% discount to market price

December 31, 2024	$563,000
No activity in 2025	-
December 31, 2025	563,000
No activity in 2026	-
June 30, 2026	$563,000

The Company has a $310,000 advance payable to a former Chief Financial Officer of the Company. The advance was originally issued with no formal terms. Pursuant to a prior settlement, the creditor holds the option of repayment in either cash or shares of the Company’s common stock, at a 45% discount to the current market price of the common stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

The Company has accounted for the advance payable under FASB ASC 480-10-25-14, given the obligation to issue a variable number of shares based solely or predominately on a fixed monetary amount, and recorded the liability at its fixed monetary amount of $563,000 representing the holder’s discount to market on its common shares expected upon settlement.

Note 5 – Debt

Notes Payable - Related Parties

The Company has entered into several notes payable with related parties, each of whom is a member of the Board of Directors. A summary of notes payable - related parties as of June 30, 2026 and December 31, 2025 is as follows:

Terms	Note Payable #1 Related Party	Note Payable #2 Related Party	Note Payable #3 Related Party	Note Payable #4 Related Party

Issuance dates of notes	August 2022	April 2023	August 2024	February 2025
Maturity date	December 2026	March 2025	December 2024	March 2025
Interest rate	10%	8%	0%	0%
Imputed interest rate	N/A	N/A	8%	8%
Default interest rate	20%	20%	20%	None
Collateral	PET-CT Imaging Device	PET-CT Imaging Device	PET-CT Imaging Device	Unsecured

					Total
December 31, 2024	$1,200,000	$150,000	$100,000	$-	$1,450,000
Proceeds from issuance of note	-	-	-	100,000	100,000
Repayments	-	(150,000)	(100,000)	(100,000)	(350,000)
December 31, 2025	1,200,000	-	-	-	1,200,000
Repayments	(325,000)	-	-	-	(325,000)
June 30, 2026	$875,000	$-	$-	$-	$875,000

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Note #1

In March 2025, Note #1 was extended to December 31, 2025.

On February 16, 2026, Note #1 was further extended to June 30, 2026.

On June 30, 2026, Note #1 was further extended to December 31, 2026.

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

During the six months ended June 30, 2026, the Company repaid $325,000.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

The note was extended and repaid in full as follows:

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

JUNE 30, 2026 AND 2025

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

Company Lease Commitments

As of June 30, 2026 and December 31, 2025, the Company had no finance leases under FASB ASC 842.

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

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

The tables below present information regarding the Company’s operating lease asset and liability at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$160,107	$179,711

Liabilities

Operating lease liability	$169,672	$184,298

Weighted-average remaining lease term (years)	4.09	4.58

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	June 30, 2026	June 30, 2025

Operating lease costs

Amortization of right-of-use operating lease asset	$19,604	$8,065
Lease liability expense in connection with obligation repayment	7,130	1,635
Total operating lease costs	$26,734	$9,700

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$21,756	$9,700
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31,:

2026 (6 months)	$22,511
2027	47,439
2028	50,400
2029	50,400
Thereafter	29,400
Total undiscounted cash flows	200,150
Less: amount representing interest	30,478
Present value of operating lease liability	169,672
Less: current portion of operating lease liability	32,778
Long-term operating lease liability	$136,894

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

The Company further evaluated the arrangement under FASB ASC 450, Contingencies. As of June 30, 2026 and December 31, 2025, receipt of FDA clearance is considered reasonably possible but not probable. Accordingly, no accrual has been recorded, and the financial impact of the arrangement, if any, cannot be reasonably estimated until FDA clearance is obtained. There can be no assurance that FDA clearance will be obtained within the anticipated timeframe or at all.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Contingencies – Legal Matters

The Company may be subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2026 and December 31, 2025, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 7 – Stockholders’ Equity (Deficit)

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

JUNE 30, 2026 AND 2025

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

In the aggregate, 36,750,000 shares previously designated across these nine series were returned to the authorized but unissued preferred stock pool. As a result of the undesignation, no series of preferred stock are currently designated, and no shares of preferred stock were issued or outstanding at June 30, 2026. The board of directors retains the authority to designate new series of preferred stock from the authorized 10,000,000 share pool at a future date without further stockholder approval.

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

JUNE 30, 2026 AND 2025

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

Conversion of Preferred Stock

On October 30, 2025, all 435,085 shares of Series A Preferred Stock and all 192,000 shares of Series B Preferred Stock then issued and outstanding were converted into cSommon stock as follows:

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Fractional shares resulting from each conversion were rounded up to the nearest whole share. Both conversions were accounted for as reclassifications within stockholders’ equity, with the carrying amount of the converted preferred stock reclassified to common stock and additional paid-in capital. No gain or loss was recognized.

Following the October 30, 2025 conversions, no shares of preferred stock of any series remained issued and outstanding at December 31, 2025 or June 30, 2026.

Common Stock

-	100,000,000 shares authorized

-	$0.0001 par value

-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2026

Stock Issued for Services

The Company issued 50,000 shares of common stock to a consultant for services rendered, having a fair value of $94,500 ($1.89/share), based upon the quoted closing trading price on the grant date.

Cancellation of Shares

The Company cancelled 3,125 shares of common stock related to a prior period conversion of Series A Convertible Preferred Stock to common stock.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

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

Stock Option Grants

On November 5, 2025, the Company granted stock options to certain executives and employees to purchase an aggregate of 5,150,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The options have a contractual term of five (5) years and were fully vested on the grant date. The grant was approved by the Board of Directors and was made pursuant to the Plan. After giving effect to the November 5, 2025 grant, 4,850,000 shares remained available for future issuance under the Plan at both June 30, 2026 and December 31, 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Stock Option activity for the six months ended June 30, 2026 and the year ended December 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	-
Exercisable - December 31, 2024	-
Granted	5,150,000	$1.48	4.85		$0.97
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	5,150,000	$1.48	4.85	$-
Exercisable - December 31, 2025	5,150,000	$1.48	4.85	$-
Granted	-	$-
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2026	5,150,000	$1.48	4.35	$1,339,000
Exercisable - June 30, 2026	5,150,000	$1.48	4.35	$1,339,000

Compensation Expense

The Company recognized stock-based compensation expense of $4,982,588 related to stock options for the year ended December 31, 2025, which was included in general and administrative expenses in those statements of operations. As the options were fully vested on the grant date, there was no unrecognized compensation cost related to stock options as of December 31, 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(UNAUDITED)

Note 9 – Warrants

Warrant activity for the six months ended June 30, 2026 and the year ended December 31, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Exercisable - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Granted	500,000	$1.00
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Exercisable - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding - June 30, 2026	2,100,000	$0.42	0.50	$2,769,000
Exercisable - June 30, 2026	2,100,000	$0.42	0.50	$2,769,000

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

Note 10 – Subsequent Events

Line of Credit Agreement, Warrant Issuance and Warrant Exercise - Related Party

A. Line of Credit Agreement with a Related Party

On August 13, 2026, the Company entered into a line of credit agreement with an individual who is a significant stockholder of the Company and accordingly a related party (the “Related Party Lender”), providing a revolving line of credit in the maximum aggregate principal amount of $2,000,000, evidenced by a promissory note issued August 13, 2026 and maturing August 13, 2028.

Advances bear interest at a fixed rate of 12% per annum and accrue only on amounts actually advanced. Interest is payable quarterly in arrears, with interest only due through August 13, 2027 and principal payable in addition to interest from August 13, 2027 through August 13, 2028. The Company may prepay at any time without premium or penalty, and amounts repaid may be reborrowed. The line of credit is unsecured and is not guaranteed.

Draws are subject to the following limitations:

●	Aggregate advances may not exceed $500,000 during any single calendar quarter.

●	Each advance must be at least $100,000, or the lesser amount then remaining available.

●	The Company must give the lender fourteen (14) days written notice of each requested advance.

Proceeds are restricted to working capital, commercialization of the Company's positron emission tomography and computed tomography (PET-CT) imaging platform, customer installations, inventory and strategic growth initiatives. Without the prior written consent of the lender, the Company may not:

(i)	liquidate, dissolve or wind up its business;

(ii)	effect any merger or consolidation; or

(iii)	dispose of all or substantially all of its assets.

Events of default under the agreement include the following:

●	Failure to pay interest when due, continuing ten (10) business days after written notice.

●	Failure to pay principal when due.

●	Material misrepresentation, or breach of any other covenant continuing thirty (30) days after written notice.

●	Specified insolvency, bankruptcy and receivership events.

●	The occurrence of a material adverse event.

Upon an event of default the lender may declare all outstanding principal and accrued and unpaid interest immediately due and payable, and the outstanding principal balance bears interest at 18% per annum, or the maximum rate permitted by applicable law if lower.

No advances had been drawn under the line of credit through August 14, 2026.

B. Warrants Issued in Connection with the Line of Credit

In consideration of the lender's commitment to provide the line of credit, on August 13, 2026 the Company issued to the Related Party Lender warrants to purchase 300,000 shares of common stock at an exercise price of $1.50/share, expiring December 31, 2030. The warrants remain outstanding whether or not any advance is made under the line of credit. Upon an event of default in the payment of interest or principal, the exercise price of the warrants is automatically reduced to $1/share, effective as of the date of the default.

The fair value of the warrants will be determined on the issuance date using the Black-Scholes-Merton option pricing model, recorded as a deferred financing cost and amortized ratably over the twenty-four (24) month term of the arrangement from August 13, 2026 through August 13, 2028. Deferral and presentation of the cost as an asset, rather than as a reduction of a debt liability, follows the Securities and Exchange Commission staff guidance at ASC 835-30-S45-1 applicable to line-of-credit arrangements, under which the cost is amortized over the term of the arrangement regardless of whether any borrowings are outstanding.

The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. The number of shares is fixed at 300,000, the exercise price is fixed at $1.50/share and is fixed at $1/share in the event of a payment default, and the reduction in the exercise price is contingent on the Company's own credit standing, which ASC 815-40-15-7E identifies as an input to the fair value of a fixed-for-fixed option on equity shares. The warrants are indexed to the Company's own common stock, meet the conditions for equity classification, and will be recorded in additional paid-in capital.

C. Exercise of Previously Issued Warrants

On August 13, 2026, the Related Party Lender exercised 250,000 previously issued warrants, separate from the 300,000 warrants described above, at an exercise price of $1/share for aggregate exercise proceeds of $250,000. The exercise price had not been received by the Company as of August 14, 2026, and the Company will record the issuance of the 250,000 shares of common stock and the related proceeds of $250,000 upon receipt of the exercise price.

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

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In three months ended June 30, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of June 30, 2026 or December 31, 2025.

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

Results of Operations

Results of operations for the three months ending June 30, 2026 and 2025.

Revenues - Revenues for the three months ended June 30, 2026, were $111,822 as compared to $120,118 for the three months ended June 30, 2025. The slight decrease of $8,296 in revenue was based on a customer opting for time and materials service agreements vs fixed annual services agreement.

Costs of Sales - Costs of sales for the three months ended June 30, 2026, were $376,732, including payments of $18,169 in 2026, for additional equipment to ready a unit for sale, resulting in a corresponding inventory write-down of $18,169, as compared to $402,433 for the three months ended June 30, 2025, due to additional personnel and expenses related to product testing.

General and Administrative Expenses – The Company’s operating expenses were $539,004 for the three months ended June 30, 2026, compared to $887,675 for the three months ended June 30, 2025 was due to expanded sales and marketing, hardware/software upgrades to existing systems, business development, consultants and corporate operations, including the payment of an NRE fee of $490,000 during the three months ended June 30, 2025.

Other Expenses – During the three months ended June 30, 2026 and 2025, the Company recorded other expenses - net of $17,486 and $20,752, respectively. Other expenses include interest expense and other income includes interest income.

Interest expense was $21,815 and $29,918 for the three months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2026, and 2025, the Company recorded interest income of $4,329 and $9,166.

Net Loss - For the three months ended June 30, 2026, the Company had a net loss of $821,400, or ($0.03) per share, compared to a net loss of $1,190,742, or ($0.04) per share, for the three months ended June 30, 2025.

Results of operations for the six months ending June 30, 2026 and 2025.

Revenues - Revenues for the six months ended June 30, 2026, were $222,822 as compared to $239,452 for the six months ended June 30, 2025. The slight decrease of $16,630 in revenue was based on a customer opting for time and materials service agreements vs fixed annual services agreement.

Costs of Sales - Costs of sales for the six months ended June 30, 2026, were $1,014,550, including payments of $238,352 in 2026, for additional equipment to ready a unit for sale, resulting in a corresponding inventory write-down of $238,352, as compared to $779,465 for the six months ended June 30, 2025, due to additional personnel and expenses related to product testing.

General and Administrative Expenses – The Company’s operating expenses were $1,377,142 for the six months ended June 30, 2026, compared to $2,107,474 for the six months ended June 30, 2025 was due to expanded sales and marketing, hardware/software upgrades to existing systems, business development, consultants and corporate operations, including the payment of an NRE fee of $490,000 during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded $94,500 in stock based compensation for digital marketing services.

Other Expenses – During the six months ended June 30, 2026 and 2025, the Company recorded other expenses - net of $30,299 and $55,636, respectively. Other expenses include interest expense and other income includes interest income.

Interest expense was $45,164 and $64,844 for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, and 2025, the Company recorded interest income of $14,865 and $9,208.

Net Loss - For the six months ended June 30, 2026, the Company had a net loss of $2,199,169, or ($0.07) per share, compared to a net loss of $2,703,123, or ($0.09) per share, for the six months ended June 30, 2025.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of $147,136,248 at June 30, 2026. The Company will need to continue to increase sales and/or rental of systems and services to achieve profitability in the future.

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

The Company has cash on hand of $357,173 at June 30, 2026. The Company does not expect to generate sufficient revenues and positive cash flow from operations sufficiently to meet its current obligations, including a working capital deficiency of $1,145,610. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

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

At June 30, 2026, the Company had current assets of $1,106,748 and total assets of $1,728,405 compared to June 30, 2025, when current assets were $3,339,186 and total assets were $3,999,649. The decrease in total assets is attributable primarily to a reduction in cash to meet working capital needs, depreciation of property and equipment and usage of prepaid assets expensed in the current period ended June 30, 2026.

Total liabilities at June 30, 2026, were $2,389,252 compared to $2,555,827 at December 31, 2025. Total liabilities were largely comprised of accounts payable and accrued expenses with 3rd parties and related parties, deferred revenues, notes and other debt as well as its operating lease.

Net cash used in operating activities during the six months ended June 30, 2026, was $1,838,293 compared to $2,324,166 used in operating activities during the six months ended June 30, 2025.

Net cash used in investing activities during the six months ended June 30, 2026, was $0 compared to $0 used in investing activities during the six months ended June 30, 2025.

Net cash provided by (used in) financing activities was ($325,000) and $5,250,000 for the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, cash from financing activities was comprised of $325,000 to repay debt owed to a related party. During the six months ended June 30, 2025, the Company had cash inflows of $8,000,000 from the sale of common stock and $100,000 from a note payable – related party, offset by cash paid to repurchase and retire common stock of $2,500,000 and repayments on notes payable – related party of $350,000.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

POSITRON CORPORATION

Dated: August 14, 2026	/s/ Adel Abdullah
Adel Abdullah
President
(Principal Executive and Financial Officer)