Form 10-Q
period 2026-09-30
POSITRON CORP
filed 2026-11-13
CIK 844985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026 the registrant had 33,096,326 shares of common stock, par value $0.0001 per share, outstanding.

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission, as well as those discussed elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean Positron Corporation, unless otherwise indicated.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

Positron Corporation

Positron Corporation
Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,925,653	$2,520,466
Accounts receivable	20,994	8,333
Inventory	680,000	680,000
Prepaids and other	42,277	130,387
Deferred financing costs - related party - net	210,084	-
Total Current Assets	2,879,008	3,339,186

Property and equipment - net	77,326	105,752

Operating lease - right-of-use asset	150,306	179,711

Deposits	375,000	375,000

Deferred financing costs - related party - net	175,079	-

Total Assets	$3,656,719	$3,999,649

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$435,300	$81,512
Accounts payable and accrued expenses - related party	474,236	407,017
Deferred revenue	210,000	120,000
Notes payable - related parties - net	2,362,571	1,200,000
Operating lease liability	34,440	30,612
Convertible advance payable	563,000	563,000
Total Current Liabilities	4,079,547	2,402,141

Long Term Liabilities
Operating lease liability	127,395	153,686
Total Long Term Liabilities	127,395	153,686

Total Liabilities	4,206,942	2,555,827

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value; 10,000,000 authorized
Common stock - $0.0001 par value, 100,000,000 shares authorized 33,096,326 and 32,799,451 shares issued and outstanding, respectively	3,310	3,280
Additional paid-in capital	147,555,072	146,377,996
Accumulated deficit	(148,108,230)	(144,937,079)
Less: treasury stock at cost - 750 and 750 shares, respectively	(375)	(375)
Total Stockholders’ Equity (Deficit)	(550,223)	1,443,822

Total Liabilities and Stockholders’ Equity (Deficit)	$3,656,719	$3,999,649

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Sales	$102,667	$111,000	$325,489	$350,452

Cost of sales	492,108	367,161	1,506,659	1,146,626

Gross loss	(389,441)	(256,161)	(1,181,170)	(796,174)

General and administrative expenses	527,947	749,992	1,905,089	2,803,258

Loss from operations	(917,388)	(1,006,153)	(3,086,259)	(3,599,432)

Other income (expense)
Interest expense - related parties (including amortization of deferred financing costs)	(57,069)	(30,247)	(102,233)	(95,091)
Interest and other income	2,475	7,478	17,341	7,478
Loss on lease termination	-	(15,018)	-	(15,018)
Total other income (expense) - net	(54,594)	(37,787)	(84,892)	(102,631)

Net loss	$(971,982)	$(1,043,940)	$(3,171,151)	$(3,702,063)

Loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.12)

Weighted average number of shares - basic and diluted	32,922,413	31,305,008	32,868,006	30,586,449

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2026

(Unaudited)

					Additional				Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

December 31, 2025	-	$-	32,799,451	$3,280	$146,377,996	$(144,937,079)	750	$(375)	$1,443,822

Stock issued for services rendered ($1.89/share)	-	-	50,000	5	94,495	-	-	-	94,500

Net loss	-	-	-	-	-	(1,377,769)	-	-	(1,377,769)

March 31, 2026	-	-	32,849,451	3,285	146,472,491	(146,314,848)	750	(375)	160,553

Cancellation of shares	-	-	(3,125)	-	-	-	-	-	-

Net loss	-	-	-	-	-	(821,400)	-	-	(821,400)

June 30, 2026	-	-	32,846,326	3,285	146,472,491	(147,136,248)	750	(375)	(660,847)

Proceeds from exercise of warrants - related party ($1/share)	-	-	250,000	25	249,975	-	-	-	250,000

Warrants issued with notes payable - related parties	-	-	-	-	412,429	-	-	-	412,429

Warrants issued for line of credit - related party	-	-	-	-	420,177	-	-	-	420,177

Net loss	-	-	-	-	-	(971,982)	-	-	(971,982)

September 30, 2026	-	$-	33,096,326	$3,310	$147,555,072	$(148,108,230)	750	$(375)	$(550,223)

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

							Additional				Total
	Series A - Preferred Stock		Series B - Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

December 31, 2024	435,085	$435,085	192,000	$192,000	27,305,008	$2,731	$133,047,521	$(134,333,687)	750	$(375)	$(656,725)

Stock issued for cash ($1/share)	-	-	-	-	8,000,000	800	7,999,200	-	-	-	8,000,000

Cash paid to repurchase and retire common stock ($0.60 - $0.75/share)	-	-	-	-	(4,000,000)	(400)	(2,499,600)	-	-	-	(2,500,000)

Imputed interest expense on debt - related parties	-	-	-	-	-	-	2,937	-	-	-	2,937

Forgiveness of accrued interest payable - related party	-	-	-	-	-	-	41,414	-	-	-	41,414

Net loss	-	-	-	-	-	-	-	(1,467,381)	-	-	(1,467,381)

March 31, 2025	435,085	$435,085	192,000	$192,000	31,305,008	$3,131	$138,591,472	$(135,801,068)	750	$(375)	$3,420,245

Stock issued for services rendered ($1.77/share)	-	-	-	-	100,000	10	176,990	-	-	-	177,000

Net loss	-	-	-	-	-	-	-	(1,190,742)	-	-	(1,190,742)

June 30, 2025	435,085	$435,085	192,000	$192,000	31,405,008	$3,141	$138,768,462	$(136,991,810)	750	$(375)	$2,406,503

Net loss	-	-	-	-	-	-	-	(1,043,940)	-	-	(1,043,940)

September 30, 2025	435,085	$435,085	192,000	$192,000	31,405,008	$3,141	$138,768,462	$(138,035,750)	750	$(375)	$1,362,563

The accompanying notes are an integral part of these unaudited financial statements

Positron Corporation
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Operating activities
Net loss	$(3,171,151)	$(3,702,063)
Adjustments to reconcile net loss to net cash used in operations
Amortization of operating lease - right-of-use asset	29,405	17,283
Depreciation expense	28,426	17,776
Amortization of deferred financing costs - related party	35,014	-
Stock issued for services	94,500	177,000
Loss on lease termination	-	15,018
Imputed interest expense on debt - related parties	-	2,937
Cash paid for lease termination	-	(20,000)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts Receivable	(12,661)	8,334
Inventory	-	-
Prepaids and other	88,110	(15,390)
Increase (decrease) in
Accounts payable and accrued expenses	353,788	5,670
Accounts payable and accrued expenses - related party	67,219	92,154
Deferred revenue	90,000	53,670
Operating lease liability	(22,463)	(15,646)
Net cash used in operating activities	(2,419,813)	(3,363,257)

Investing activities
Purchase of fixed assets	-	(76,524)
Net cash used in investing activities	-	(76,524)

Financing activities
Proceeds from issuance of common stock - related party	-	8,000,000
Proceeds from exercise of warrants - related party	250,000	-
Cash paid to repurchase and retire common stock	-	(2,500,000)
Proceeds from issuance of notes payable - related parties	1,900,000	100,000
Repayments on notes payable - related party	(325,000)	(350,000)
Net cash provided by (used in) financing activities	1,825,000	5,250,000

Net increase (decrease) in cash and cash equivalents	(594,813)	1,810,219

Cash and cash equivalents - beginning of period	2,520,466	69,791

Cash and cash equivalents - end of period	$1,925,653	$1,880,010

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Warrants issued with notes payable - related parties (debt discount)	$412,429	$-
Warrants issued for line of credit - related party (deferred financing cost)	$420,177	$-
Forgiveness of accrued interest payable - related party	$-	$41,414
Right-of-use asset obtained in exchange for new operating lease liability	$-	$196,049
Termination of ROU operating lease asset and liability	$-	$28,228

The accompanying notes are an integral part of these unaudited financial statements

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Positron Corporation (collectively, “we,” “us,” “our” or the “Company”), is a Texas corporation originally incorporated on December 20, 1983.

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

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Liquidity, Going Concern and Management’s Plans

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited financial statements, for the nine months ended September 30, 2026, the Company had:

●	Net loss of $3,171,151; and

●	Net cash used in operations was $2,419,813

Additionally, at September 30, 2026, the Company had:

●	Accumulated deficit of $148,108,230;

●	Stockholders’ deficit of $550,223;

●	Working capital deficiency of $1,200,539;
●	Notes payable - related parties of $2,775,000 in principal due within twelve (12) months, including $875,000 due December 31, 2026; and
●	Convertible advance payable of $563,000 due on demand

The Company has cash on hand of $1,925,653 at September 30, 2026. The Company does not expect to generate sufficient revenues and positive cash flows from operations sufficiently to meet its current obligations. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

On September 30, 2026, the Company issued notes payable to a significant stockholder and to an entity affiliated with a member of the Board of Directors in the aggregate principal amount of $1,900,000, maturing September 30, 2027. The Company also has a $2,000,000 line of credit with a significant stockholder, under which no advances had been drawn at September 30, 2026, subject to a maximum of $500,000 per calendar quarter (see Note 5).

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

The Company operates as one (1) operating segment and one (1) reportable segment. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The CODM manages and reviews the business as a whole rather than by distinct business components, and uses net loss, as reported on the accompanying Statements of Operations, to assess performance and allocate resources. The significant segment expenses regularly provided to the CODM are cost of sales and general and administrative expenses, each presented separately on the accompanying Statements of Operations. Other segment items within net loss consist of interest expense, net, and amortization of deferred financing costs. The measure of segment assets is total assets as reported on the accompanying Balance Sheets.

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

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

Significant estimates during the nine months ended September 30, 2026 and 2025 include:

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

SEPTEMBER 30, 2026 AND 2025

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

 SEPTEMBER 30, 2026 AND 2025

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses (including related party balances)—are recorded at historical cost. As of September 30, 2026 and December 31, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities. The carrying amounts of notes payable - related parties, net of discount, and the convertible advance payable approximated their fair values at September 30, 2026 and December 31, 2025, respectively, because the notes mature within twelve (12) months and the advance is due on demand.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less from the date of purchase, including money market accounts and short-term certificates of deposit, to be cash equivalents.

At September 30, 2026, the Company did not hold any cash equivalents.

At December 31, 2025, the Company’s cash equivalents consisted of a money market account.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2026 and December 31, 2025, the Company had cash in excess of the insured FDIC limit of $1,675,878 and $2,272,502, respectively. From time to time the Company has amounts that exceed the FDIC insured amount but does not expect any non-performance.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 326, “Financial Instruments – Credit Losses”. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

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

Allowance for expected credit losses was $0 at September 30, 2026 and December 31, 2025, respectively.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

equipment. A customer deposit related to this contract is recorded in deferred revenue (see the revenue recognition discussion below).

During the nine months ended September 30, 2026, the Company incurred $238,352 of additional equipment costs to ready the unit for sale and recorded a corresponding inventory write-down of $238,352, which is included in cost of goods sold.

The machine will be delivered to the customer upon completion of installment payments under an executed sale agreement and upon FDA clearance; the corresponding consideration received to date has been recorded as deferred revenue (see below).

At September 30, 2026 and December 31, 2025, inventory was as follows:

Classification	September 30, 2026	December 31, 2025
Finished systems	$918,352	$1,256,862
Less: writedown of inventory to net realizable value	(238,352)	(576,862)
Total Inventory	$680,000	$680,000

Deposits

Deposits represent amounts paid to a third-party manufacturer toward the purchase of a PET-CT system, the recoverability of which is contingent upon successful equipment validation and U.S. Food and Drug Administration (FDA) clearance. Activity in deposits for the nine months ended September 30, 2026 and the year ended December 31, 2025 was as follows:

December 31, 2024	$375,000
No activity	-
December 31, 2025	$375,000
No activity	-
September 30, 2026	$375,000

In 2022, the Company paid $1,000,000 for equipment from its manufacturing partner, Neusoft Medical Systems. In connection with the same transaction, the Company agreed to pay a Non-Recurring Engineering (NRE) Fee of $700,000 to the manufacturer for research, development, and technology transfer services, payable as follows:

●	$210,000 paid in 2022; and

●	$490,000 paid in 2025.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Because the equipment has not received FDA clearance, the $490,000 paid in 2025 was charged to general and administrative expense in the accompanying statements of operations for the year ended December 31, 2025.

If the equipment does not receive FDA clearance, the Company has the contractual right to return the inventory and obtain a refund of the $1,000,000 purchase price, less applicable shipping and handling costs. The manufacturer has also agreed to provide a one-year warranty on the equipment and related software, commencing upon closing of the equipment purchase.

Concentrations

The Company evaluates and discloses significant concentrations of risk in accordance with FASB ASC 275-10, “Risks and Uncertainties.” These risks may arise from customer concentrations, vendor reliance, geographic dependence, or other economic factors that could materially impact the Company’s financial position, results of operations, and cash flows.

A concentration exists when a single customer, supplier, or market accounts for a significant portion (typically greater than 10%) of the Company’s total revenues, accounts receivable, or vendor purchases.

For the nine months ended September 30, 2026 and 2025, five (5) customers each accounted for 10% or more of revenues, as follows:

	Nine Months Ended
Customer	September 30, 2026	September 30, 2025
Customer A	23.04%	21.40%
Customer B	21.66%	20.12%
Customer C	20.74%	19.26%
Customer D	20.48%	21.40%
Customer E	13.83%	12.84%
Total	99.75%	95.02%

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

SEPTEMBER 30, 2026 AND 2025

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

Debt issuance costs of a line-of-credit arrangement are deferred and presented as an asset, current to the extent amortized within twelve (12) months of the balance sheet date and non-current for the remainder, and are amortized to interest expense on a straight-line basis over the term of the arrangement regardless of whether any borrowings are outstanding.

Warranties and Maintenance Contracts

Product Warranties

The Company provides an assurance-type warranty on its products covering defects in design, materials, and workmanship for a period of one year from customer acceptance.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

Historically, the Company has incurred insignificant warranty-related costs. At September 30, 2026 and December 31, 2025, no warranty liability was recorded, as the estimated obligation was deemed immaterial.

Certain components used in the Company’s products are covered under supplier-provided limited warranties, which include replacement and service coverage for parts. The Company does not have direct responsibility for these supplier warranties.

As of September 30, 2026 and December 31, 2025, the Company is not aware of any pending or asserted claims related to product warranty obligations.

Maintenance Contracts

The Company separately offers post-delivery maintenance contracts to customers. Maintenance contracts are distinct from the Company’s assurance-type product warranty and represent separate performance obligations under ASC 606. Revenue attributable to maintenance contracts is deferred at contract inception and recognized ratably over the maintenance period as the related services are performed. At September 30, 2026 and December 31, 2025, no maintenance contract revenue was deferred.

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

As of September 30, 2026 and December 31, 2025, respectively, the Company had 750 shares of treasury stock recorded at an aggregate cost of $375.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

If a renewal option is reasonably certain to be exercised, the right-of-use (ROU) asset and lease liability include the additional lease payments. The Company’s operating leases may contain renewal options and do not contain residual value guarantees. Management does not expect to exercise any renewal options, and renewal periods are therefore excluded from the measurement of lease liabilities.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable.

See Note 6 for further discussion on lease cancellation during the year ended December 31, 2025.

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

SEPTEMBER 30, 2026 AND 2025

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

Transaction Price and Allocation

The transaction price is the fixed fee stated in each contract. The Company generally does not offer refunds, rebates, discounts, or variable pricing incentives. Maintenance contract fees are typically billed monthly in advance with payment due within 30 days. As permitted by the practical expedient in ASC 606-10-32-18, the Company does not adjust the transaction price for the effects of a significant financing component when the period between transfer of control of the good or service and customer payment is one year or less. Because each contract contains a single performance obligation, the entire transaction price is allocated to that obligation.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In the three and nine months ended September 30, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of September 30, 2026 or December 31, 2025.

The Company has elected the practical expedient under ASC 606-10-50-14 not to disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025

Sales	Revenue	% of Revenues	Revenue	% of Revenues

Service Income	$102,667	100%	$111,000	100%
Total Revenues	$102,667	100%	$111,000	100%

	Nine Months Ended September 30,
	2026		2025

Sales	Revenue	% of Revenues	Revenue	% of Revenues

Service Income	$325,489	100%	$350,452	100%
Total Revenues	$325,489	100%	$350,452	100%

All revenue recognized in both periods was derived from maintenance service contracts. No equipment sale revenue has been recognized in either period, as transfer of control of the equipment to the customer had not yet occurred as of each respective balance sheet date.

Deferred Revenue (Contract Liabilities)

Deferred revenue represents consideration received from customers prior to the satisfaction of the related performance obligation.

At September 30, 2026 and December 31, 2025, deferred revenue consisted of the following:

Type	September 30, 2026	December 31, 2025
Customer deposit - equipment sale	$210,000	$70,000
Customer deposit - other	-	50,000
Total deferred revenue	$210,000	$120,000

Equipment sale deposits represent cumulative installment payments received from customers under executed purchase agreements for medical scanning equipment. Title and physical possession of the equipment transfer to each customer upon receipt of the full

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

contract price, at which point revenue is recognized. During 2026, additional installment payments of $140,000 were received, bringing the aggregate cumulative balance to $210,000 at September 30, 2026.

The $50,000 balance at December 31, 2025 represented a payment received from a potential customer. This deposit was refunded in full during 2026. None of the deferred revenue at December 31, 2025 was recognized as revenue during 2026.

Maintenance contract amounts represent consideration received from customers prior to the applicable service period and are recognized as revenue ratably as performance obligations are satisfied over the service term. No maintenance contract amounts were deferred at September 30, 2026 or December 31, 2025.

Cost of Sales

Cost of sales consists of direct expenses incurred in the delivery of services related to the Company’s maintenance contracts. These costs are recognized as incurred and are directly attributable to fulfilling service obligations under customer agreements. Cost of sales also includes write-downs of inventory to net realizable value, including additional equipment costs incurred to ready inventory for sale.

The primary components of cost of sales include:

●	Salaries and Wages – Compensation, payroll taxes, and employee benefits associated with the Company’s service technicians and clinical support staff.

●	Job-Related Materials and Supplies – Expenses for parts, tools, software upgrades, and consumable materials required to perform maintenance and repairs.

All other costs included in cost of sales are directly related to the provision of contracted maintenance services and align with revenue recognition principles under FASB ASC 606.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

Uncertain Tax Positions

The Company evaluates uncertain tax positions which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial statements.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the Statement of Operations. No interest and penalties were recorded for the nine months ended September 30, 2026 and 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Valuation Allowance Determination

At September 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

There was no income tax provision recorded for the nine months ended September 30, 2026 and 2025, as the Company incurred losses in both periods and maintains a full valuation allowance against its deferred tax assets.

Advertising Costs

Advertising costs are expensed as incurred. These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the statements of operations.

The Company does not capitalize direct-response advertising costs, as they do not meet the criteria for deferral.

The Company recognized marketing and advertising costs as follows:

Three Months Ended September 30,
2026	2025
$71,192	$64,408

Nine Months Ended September 30,
2026	2025
$236,112	$189,193

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost is measured at the grant-date fair value of the award and is recognized over the requisite service period (generally the vesting period) on a straight-line basis.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

The following potentially dilutive equity securities outstanding as of September 30, 2026 and 2025 were as follows:

	September 30, 2026	September 30, 2025
Stock Options	5,150,000	-
Warrants	2,530,000	2,100,000
Series A, convertible preferred stock	-	1,088
Series B, convertible preferred stock	-	48,000
Total common stock equivalents	7,680,000	2,149,088

Based on the potential common stock equivalents noted above at September 30, 2026, the Company has sufficient authorized shares of common stock (100,000,000) to settle any potential exercises of common stock equivalents.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

See Note 5 for related party debt.

See Note 6 for operating lease.

See Note 9 for warrants.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

SEPTEMBER 30, 2026 AND 2025

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2026	December 31, 2025	Estimated Useful Lives (Years)

Equipment	$227,856	$227,856	5
Accumulated depreciation	(150,530)	(122,104)
Total property and equipment - net	$77,326	$105,752

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Depreciation Expense

Three Months Ended September 30,
2026	2025
$9,224	$8,476

Nine Months Ended September 30,
2026	2025
$28,426	$17,776

Note 4 – Convertible Advance Payable

The Company’s advances payable are as follows:

Terms	Convertible Advance Payable

Issuance date of advances	Prior to 2018
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured
Conversion feature	45% discount to market price

December 31, 2024	$563,000
No activity in 2025	-
December 31, 2025	563,000
No activity in 2026	-
September 30, 2026	$563,000

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Note 5 – Debt

Notes Payable - Related Parties

The Company has entered into several notes payable with related parties, each of whom is a member of the Board of Directors, an entity affiliated with a member of the Board of Directors, or a significant stockholder.

A summary of notes payable - related parties as of September 30, 2026 and December 31, 2025 is as follows:

Terms	Note Payable #1 Related Party	Note Payable #2 Related Party	Note Payable #3 Related Party	Note Payable #4 Related Party	Note Payable #5 Related Party	Note Payable #6 Related Party
Issuance dates of notes	August 2022	April 2023	August 2024	February 2025	September 2026	September 2026
Maturity date	December 2026	March 2025	December 2024	March 2025	September 2027	September 2027
Interest rate	10%	8%	0%	0%	20%	20%
Imputed interest rate	N/A	N/A	8%	8%	N/A	N/A
Default interest rate	20%	20%	20%	None	None	None
Collateral	PET-CT Imaging Device	PET-CT Imaging Device	PET-CT Imaging Device	Unsecured	Unsecured	Unsecured

							Total
December 31, 2024	$1,200,000	$150,000	$100,000	$-	$-	$-	$1,450,000
Proceeds from issuance of note	-	-	-	100,000	-	-	100,000
Repayments	-	(150,000)	(100,000)	(100,000)	-	-	(350,000)
December 31, 2025	1,200,000	-	-	-	-	-	1,200,000
Repayments	(325,000)	-	-	-	-	-	(325,000)
Proceeds from issuance of note	-	-	-	-	1,500,000	400,000	1,900,000
Debt discount (300,000 warrants)	-	-	-	-	(325,602)	-	(325,602)
Debt discount (80,000 warrants)	-	-	-	-	-	(86,827)	(86,827)
September 30, 2026	$875,000	$-	$-	$-	$1,174,398	$313,173	$2,362,571

Note #1

Note #1 is held by an entity affiliated with a member of the Board of Directors.

In March 2025, Note #1 was extended to December 31, 2025.

On February 16, 2026, Note #1 was further extended to June 30, 2026.

On June 30, 2026, Note #1 was further extended to December 31, 2026.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

During the nine months ended September 30, 2026, the Company repaid $325,000.

Accrued interest payable of $474,236 and $407,017 on Note #1 was included as a component of accounts payable and accrued expenses – related parties in the accompanying balance sheets at September 30, 2026 and December 31, 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

Notes #5 and #6

On September 30, 2026, the Company issued two unsecured promissory notes to two related parties in the aggregate principal amount of $1,900,000, as follows:

●	Note #5: $1,500,000, issued to a significant stockholder of the Company, who is also the lender under the line of credit described below.

●	Note #6: $400,000, issued to an entity affiliated with a member of the Board of Directors, which is also the holder of Note #1.

Each note was issued September 30, 2026 and matures September 30, 2027, bears interest at 20% per annum, and requires an interim interest payment equal to 10% of the original principal on March 30, 2027 ($150,000 and $40,000, respectively), with the remaining accrued interest due at maturity or earlier repayment. The notes may be prepaid at any time without penalty. Events of default are limited to nonpayment and bankruptcy, and the notes carry no default interest rate.

As additional consideration, the Company issued to the lenders warrants to purchase 300,000 shares (Note #5) and 80,000 shares (Note #6) of common stock at an exercise price of $2/share, expiring December 31, 2030. The warrants are freestanding instruments

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

indexed to the Company’s own common stock and are classified in equity under ASC 815-40. Proceeds were allocated between the notes and the warrants on a relative fair value basis under ASC 470-20-25-2, resulting in a debt discount of $412,429, which is amortized to interest expense over the term of the notes on a straight-line basis, which is not materially different from the interest method. At September 30, 2026, the unamortized debt discount was $412,429; the notes, net of the discount, are classified as current liabilities because they mature within twelve (12) months of the balance sheet date (see Note 9).

Line of Credit - Related Party

On August 13, 2026, the Company entered into a $2,000,000 revolving line of credit with a significant stockholder of the Company (the “Related Party Lender”), maturing August 13, 2028.

Advances bear interest at 12% per annum, payable quarterly in arrears, with principal payable from August 13, 2027 through maturity.

Advances may be prepaid without penalty and reborrowed. The line of credit is unsecured.

Advances are subject to the following limitations:

●	$500,000 maximum per calendar quarter.

●	$100,000 minimum per advance.

●	Fourteen (14) days written notice per advance.

Proceeds are restricted to working capital, commercialization of the Company’s PET-CT imaging platform, customer installations, inventory and growth initiatives. Without the lender’s consent, the Company may not:

(i)	liquidate or dissolve;

(ii)	merge or consolidate; or

(iii)	dispose of substantially all of its assets.

Events of default include:

●	Nonpayment of interest, after a ten (10) business day cure period.

●	Nonpayment of principal.

●	Material misrepresentation, or a covenant breach not cured within thirty (30) days.

●	Insolvency, bankruptcy or receivership.

●	A material adverse event.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Upon an event of default, the lender may accelerate all amounts due, and principal bears interest at 18% per annum. No advances had been drawn at September 30, 2026.

Warrants Issued in Connection with the Line of Credit

In consideration of the commitment, on August 13, 2026 the Company issued the Related Party Lender warrants to purchase 300,000 shares of common stock at an exercise price of $1.50/share, expiring December 31, 2030, which remain outstanding whether or not advances are made. The exercise price is reduced to $1/share upon an event of default. The warrants are indexed to the Company’s own common stock and are classified in equity.

The fair value of the warrants of $420,177 (see Note 9) was recorded as a deferred financing cost and is amortized on a straight-line basis over the twenty-four (24) month term of the line of credit, whether or not advances are outstanding. Amortization of $35,014 is included in interest expense - related parties for the three and nine months ended September 30, 2026.

Deferred financing costs - related party consisted of the following:

	September 30, 2026	December 31, 2025
Fair value of warrants - deferred financing costs	$420,177	$-
Less: amortization - deferred financing costs	35,014	-
Unamortized deferred financing costs - net	385,163	-
Less: short term	210,084	-
Long-term	$175,079	$-

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

Company Lease Commitments

As of September 30, 2026 and December 31, 2025, the Company had no finance leases under FASB ASC 842.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

The tables below present information regarding the Company’s operating lease asset and liability at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$150,306	$179,711

Liabilities

Operating lease liability	$161,835	$184,298

Weighted-average remaining lease term (years)	3.84	4.58

Weighted-average discount rate	8%	8%

The components of lease expense were as follows for the nine months ended September 30:

	2026	2025

Operating lease costs	-

Amortization of right-of-use operating lease asset	$29,405	$17,283
Lease liability expense in connection with obligation repayment	10,473	3,078
Total operating lease costs	$39,878	$20,361

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$32,936	$20,352
Right-of-use asset obtained in exchange for new operating lease liability	$-	$196,049

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2026, by year ending December 31:

2026 (3 months)	$11,331
2027	47,439
2028	50,400
2029	50,400
Thereafter	29,400
Total undiscounted cash flows	188,970
Less: amount representing interest	27,135
Present value of operating lease liability	161,835
Less: current portion of operating lease liability	34,440
Long-term operating lease liability	$127,395

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

The Company further evaluated the arrangement under FASB ASC 450, Contingencies. As of September 30, 2026 and December 31, 2025, FDA 510(k) clearance remained subject to regulatory review. The Company believes the established 510(k) substantial equivalence pathway, supported by previously FDA-cleared predicate technology, provides a well-defined regulatory framework for obtaining clearance, and anticipates clearance within its projected timeframe. However, because the timing and ultimate determination remain subject to the FDA’s regulatory review process, receipt of FDA clearance is considered reasonably possible but not probable. Accordingly, no accrual has been recorded, and the financial impact of the arrangement, if any, cannot be reasonably estimated until FDA clearance is obtained. There can be no assurance that FDA clearance will be obtained within the anticipated timeframe or at all.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Contingencies – Legal Matters

The Company may be subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of September 30, 2026 and December 31, 2025, respectively, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

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

SEPTEMBER 30, 2026 AND 2025

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

In the aggregate, 36,750,000 shares previously designated across these nine series were returned to the authorized but unissued preferred stock pool. As a result of the undesignation, no series of preferred stock are currently designated, and no shares of preferred stock were issued or outstanding at September 30, 2026. The board of directors retains the authority to designate new series of preferred stock from the authorized 10,000,000 share pool at a future date without further stockholder approval.

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

 SEPTEMBER 30, 2026 AND 2025

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

Conversion of Preferred Stock

On October 30, 2025, all 435,085 shares of Series A Preferred Stock and all 192,000 shares of Series B Preferred Stock then issued and outstanding were converted into common stock as follows:

●	The 435,085 shares of Series A Preferred Stock were converted into 1,101 shares of common stock (which includes 13 inducement shares) at the contractual ratio of 1 share of common stock for every 400 shares of Series A Preferred Stock.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

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

Following the October 30, 2025 conversions, no shares of preferred stock of any series remained issued and outstanding at December 31, 2025 or September 30, 2026.

Common Stock

-	100,000,000 shares authorized

-	$0.0001 par value

-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2026

Stock Issued for Services

The Company issued 50,000 shares of common stock to a consultant for services rendered, having a fair value of $94,500 ($1.89/share), based upon the quoted closing trading price on the grant date.

Cancellation of Shares

The Company cancelled 3,125 shares of common stock related to a prior period conversion of Series A Convertible Preferred Stock to common stock.

Exercise of Warrants

The Company issued 250,000 shares of common stock to a significant stockholder upon the exercise of previously issued warrants at an exercise price of $1/share, for proceeds of $250,000.

Warrants Issued

During the three months ended September 30, 2026, the Company issued 680,000 warrants to related parties in connection with a line of credit and notes payable (see Notes 5 and 9).

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

Equity Transactions for the Year Ended December 31, 2025

Stock Issued for Cash

The Company issued 9,333,333 shares of common stock for $10,000,000 ($1.00 - $1.50/share). Of the total shares issued, 8,000,000 were sold to a related party, who is a principal stockholder for $8,000,000.

Common Stock Repurchase Agreement

The Company repurchased 4,000,000 shares of common stock from a stockholder for $2,500,000 ($0.60 - $0.75/share).

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

The repurchase was accounted for as a reduction to stockholders’ equity, with the purchase price allocated entirely to Additional Paid-in Capital (“APIC”), as the Company had sufficient APIC available from prior issuances. No gain or loss will be recognized in connection with this transaction. The cash outflow related to the stock repurchase will be classified as a financing activity in the statement of cash flow.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Note 8 - Stock Option Plan

In May 2021, the Company adopted an equity incentive plan (the “Plan”). Under the Plan, the Company may grant up to 10,000,000 stock options to eligible participants. All terms for stock options granted under the Plan will be set by the Board of Directors.

Stock Option Grants

On November 5, 2025, the Company granted stock options to certain executives and employees to purchase an aggregate of 5,150,000 shares of the Company’s common stock at an exercise price of $1.48 per share. The options have a contractual term of five (5) years and were fully vested on the grant date. The grant was approved by the Board of Directors and was made pursuant to the Plan. After giving effect to the November 5, 2025 grant, 4,850,000 shares remained available for future issuance under the Plan at both September 30, 2026 and December 31, 2025.

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

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Stock Option activity for the nine months ended September 30, 2026 and the year ended December 31, 2025 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	-
Exercisable - December 31, 2024	-
Granted	5,150,000	$1.48	4.85		$0.97
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	5,150,000	$1.48	4.85	$-
Exercisable - December 31, 2025	5,150,000	$1.48	4.85	$-
Granted	-	$-
Exercised	-
Cancelled/Forfeited	-
Outstanding - September 30, 2026	5,150,000	$1.48	4.10	$1,586,200
Exercisable - September 30, 2026	5,150,000	$1.48	4.10	$1,586,200

Compensation Expense

The Company recognized stock-based compensation expense of $4,982,588 related to stock options for the year ended December 31, 2025, which was included in general and administrative expenses in those statements of operations. As the options were fully vested on the grant date, there was no unrecognized compensation cost related to stock options as of December 31, 2025 or September 30, 2026.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Note 9 – Warrants

Warrant activity for the nine months ended September 30, 2026 and the year ended December 31, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Exercisable - December 31, 2024	1,600,000	$0.24	1.63	$1,231,000
Granted	500,000	$1.00
Exercised	-
Cancelled/Forfeited	-
Outstanding - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Exercisable - December 31, 2025	2,100,000	$0.42	1.00	$2,622,000
Granted	680,000	$1.78
Exercised	(250,000)	$1.00
Cancelled/Forfeited	-
Outstanding - September 30, 2026	2,530,000	$0.73	1.33	$2,759,200
Exercisable - September 30, 2026	2,530,000	$0.73	1.33	$2,759,200

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

During the nine months ended September 30, 2026, the Company issued the following warrants to related parties:

●	300,000 warrants at an exercise price of $1.50/share, expiring December 31, 2030, issued August 13, 2026 to a significant stockholder in consideration of a line of credit commitment (see Note 5).

●	300,000 warrants at an exercise price of $2/share, expiring December 31, 2030, issued September 30, 2026 to a significant stockholder with Note #5 (see Note 5).

●	80,000 warrants at an exercise price of $2/share, expiring December 31, 2030, issued September 30, 2026 to an entity affiliated with a member of the Board of Directors with Note #6 (see Note 5).

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Valuation Methodology and Assumptions

The fair value of the warrants issued during the nine months ended September 30, 2026 was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Line of Credit Warrants August 13, 2026	Notes #5 and #6 Warrants September 30, 2026

Number of warrants	300,000	380,000
Stock price on the grant date	$1.74	$1.788
Exercise price	$1.50	$2.00
Expected term (years)	4.38	4.25
Expected volatility	114.2%	114.8%
Expected dividends	0.0%	0.0%
Risk-free interest rate	4.28%	5.06%
Fair value per warrant	$1.4006	$1.3863
Aggregate fair value	$420,177	$526,775

The fair value of the 300,000 warrants issued with the line of credit ($420,177) was recorded as a deferred financing cost asset (see Note 5). The fair value of the 380,000 warrants issued with Notes #5 and #6 was allocated on a relative fair value basis, and $412,429 was recorded as a debt discount (see Note 5).

On September 2, 2026, 250,000 warrants were exercised at an exercise price of $1/share (see Note 7).

Note 10 – Subsequent Events

The Company had the following subsequent events after September 30, 2026.

Exercise of Warrants

On September 26, 2026, a significant stockholder delivered notice to exercise the 300,000 warrants issued in connection with the line of credit at an exercise price of $1.50/share. The aggregate exercise price of $450,000 is payable upon exercise, and the shares will be issued upon receipt of payment. As of the date of these financial statements, payment had not been received and no shares had been issued.

POSITRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

 SEPTEMBER 30, 2026 AND 2025

 (UNAUDITED)

Note Payable

The Company received proceeds of $100,000 from an unsecured promissory note issued to an individual lender on the same terms as Notes #5 and #6: interest at 20% per annum, an interim interest payment equal to 10% of the original principal on March 30, 2027, and maturity on September 30, 2027 (see Note 5). In connection with the note, the Company agreed to issue the lender warrants to purchase 20,000 shares of common stock at an exercise price of $2/share, expiring December 31, 2030.

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

In 2023, the Company entered an expanded business cooperation / OEM Supply and Distribution / SKD Manufacturer Agreement with Shenyang Intelligent Nuclear Medical Technology Co. a subsidiary of Neusoft Medical Systems, which secured exclusive rights for the North American market to sell/distribute PET, PET-CT and next generation PET-CT scanners in the future.

The Company

Positron Corporation is a medical technology company committed to advancing the PET imaging modality through the development, manufacturing, and commercialization of its state-of-the-art PET and PET-CT (Positron Emission Tomography/Computed Tomography) imaging systems. With a strong focus on cardiac PET-the gold standard in nuclear cardiology-Positron provides cutting-edge solutions that enhance diagnostic accuracy, improve patient outcomes, and drive cost-effective care for healthcare providers across North America.

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

Through a strategic partnership with Shenyang Intelligent Nuclear Medical Technology Co. Ltd., a subsidiary of Neusoft Medical Systems, Positron holds exclusive North American distribution rights and FDA 510(k) clearance for the NeuSight PET-CT (3D) system. Additionally, Positron and Neusoft have co-developed the Affinity PET-CT (4D), which Positron will manufacture, distribute, and service. The company plans to amend its existing 510(k) clearance to include the Affinity PET-CT, ensuring regulatory compliance and market readiness upon FDA clearance.

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

Transaction Price and Allocation

The transaction price is the fixed fee stated in each contract. The Company generally does not offer refunds, rebates, discounts, or variable pricing incentives. Maintenance contract fees are typically billed monthly in advance with payment due within 30 days. As permitted by the practical expedient in ASC 606-10-32-18, the Company does not adjust the transaction price for the effects of a significant financing component when the period between transfer of control of the good or service and customer payment is one year or less. Because each contract contains a single performance obligation, the entire transaction price is allocated to that obligation.

Revenue Recognition - Timing

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

Equipment sale revenue is recognized at a point in time when control of the equipment transfers to the customer, which occurs upon physical delivery and acceptance of the equipment and where collection is probable. In the three and nine months ended September 30, 2026 and 2025, no equipment sale revenue had been recognized, as the conditions for transfer of control had not yet been met.

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

Contract Balances and Remaining Performance Obligations

The Company’s contract liabilities consist of deferred revenue related to maintenance contracts billed in advance and customer deposits on pending equipment sales. These amounts are presented as deferred revenue on the accompanying balance sheets. There were no contract assets as of September 30, 2026 or December 31, 2025.

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

Inventory Net Realizable Value

Inventory is stated at the lower of cost or net realizable value. At September 30, 2026, inventory of $680,000 consisted of the Company’s sole imaging system, measured at its estimated selling price under an executed sales agreement, less estimated costs to complete and sell. Additional equipment costs of $238,352 incurred during the nine months ended September 30, 2026 to ready the unit for sale were written down to net realizable value.

Fair Value of Warrants

The Company estimates the fair value of warrants using the Black-Scholes-Merton option pricing model. Expected volatility is the input with the most significant effect on fair value. A ten (10) percentage point decrease in expected volatility would have reduced the fair value of the 300,000 line of credit warrants by approximately $18,975 and the debt discount allocated to the 380,000 warrants issued with Notes #5 and #6 by approximately $17,323.

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

Results of Operations

Results of operations for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		Period Change
	2026	2025	$ Change	% Change
Sales	$102,667	$111,000	$(8,333)	(7.5%)
Cost of sales	492,108	367,161	124,947	34.0%
Gross loss	(389,441)	(256,161)	(133,280)	(52.0%)
General and administrative expenses	527,947	749,992	(222,045)	(29.6%)
Loss from operations	(917,388)	(1,006,153)	88,765	8.8%
Other income (expense)
Interest expense - related parties	(57,069)	(30,247)	(26,822)	(88.7%)
Interest and other income	2,475	7,478	(5,003)	(66.9%)
Loss on lease termination		(15,018)	15,018	100.0%
Total other income (expense) - net	(54,594)	(37,787)	(16,807)	(44.5%)
Net loss	$(971,982)	$(1,043,940)	$71,958	6.9%

Revenues - Revenues for the three months ended September 30, 2026, were $102,667 as compared to $111,000 for the three months ended September 30, 2025. The slight decrease of $8,333 in revenue was based on a customer opting for time and materials service agreements vs fixed annual services agreement.

Costs of Sales - Costs of sales for the three months ended September 30, 2026, were $492,108, as compared to $367,161 for the three months ended September 30, 2025, due to additional personnel and expenses related to product testing. Costs of sales for the three months ended September 30, 2026 included $190,626 of additional equipment costs to ready a unit for sale. No inventory write-down was recorded during the three months ended September 30, 2026.

General and Administrative Expenses - The Company’s operating expenses were $527,947 for the three months ended September 30, 2026, compared to $749,992 for the three months ended September 30, 2025. The decrease of $222,045 was due to lower spending on sales and marketing, hardware/software upgrades to existing systems, business development, consultants and corporate operations.

Other Expenses - During the three months ended September 30, 2026 and 2025, the Company recorded other expenses - net of $54,594 and $37,787, respectively. Other expenses include interest expense, including amortization of deferred financing costs, and in 2025, a loss on lease termination of $15,018. Other income includes interest income and other income.

Interest expense - related parties was $57,069 and $30,247 for the three months ended September 30, 2026 and 2025, respectively. Interest expense for the three months ended September 30, 2026 included $35,014 of amortization of deferred financing costs related to the line of credit - related party entered into on August 13, 2026.

During the three months ended September 30, 2026, and 2025, the Company recorded interest and other income of $2,475 and $7,478, respectively. Interest and other income for the three months ended September 30, 2026 included other income of $2,057.

Net Loss - For the three months ended September 30, 2026, the Company had a net loss of $971,982, or ($0.03) per share, compared to a net loss of $1,043,940, or ($0.03) per share, for the three months ended September 30, 2025.

Results of operations for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,		Period Change
	2026	2025	$ Change	% Change
Sales	$325,489	$350,452	$(24,963)	(7.1%)
Cost of sales	1,506,659	1,146,626	360,033	31.4%
Gross loss	(1,181,170)	(796,174)	(384,996)	(48.4%)
General and administrative expenses	1,905,089	2,803,258	(898,169)	(32.0%)
Loss from operations	(3,086,259)	(3,599,432)	513,173	14.3%
Other income (expense)
Interest expense - related parties	(102,233)	(95,091)	(7,142)	(7.5%)
Interest and other income	17,341	7,478	9,863	131.9%
Loss on lease termination		(15,018)	15,018	100.0%
Total other income (expense) - net	(84,892)	(102,631)	17,739	17.3%
Net loss	$(3,171,151)	$(3,702,063)	$530,912	14.3%

Revenues - Revenues for the nine months ended September 30, 2026, were $325,489 as compared to $350,452 for the nine months ended September 30, 2025. The slight decrease of $24,963 in revenue was based on a customer opting for time and materials service agreements vs fixed annual services agreement.

Costs of Sales - Costs of sales for the nine months ended September 30, 2026, were $1,506,659, including payments of $238,352 in 2026, for additional equipment to ready a unit for sale, resulting in a corresponding inventory write-down of $238,352, as compared to $1,146,626 for the nine months ended September 30, 2025, due to additional personnel and expenses related to product testing.

General and Administrative Expenses - The Company’s operating expenses were $1,905,089 for the nine months ended September 30, 2026, compared to $2,803,258 for the nine months ended September 30, 2025. The decrease of $898,169 was primarily due to the payment of an NRE fee of $490,000 during the nine months ended September 30, 2025, and lower spending on sales and marketing, hardware/software upgrades to existing systems, business development, consultants and corporate operations. During the nine months ended September 30, 2026, the Company recorded $94,500 in stock based compensation for digital marketing services.

Other Expenses - During the nine months ended September 30, 2026 and 2025, the Company recorded other expenses - net of $84,892 and $102,631, respectively. Other expenses include interest expense, including amortization of deferred financing costs, and in 2025, a loss on lease termination of $15,018. Other income includes interest income and other income.

Interest expense - related parties was $102,233 and $95,091 for the nine months ended September 30, 2026 and 2025, respectively. Interest expense for the nine months ended September 30, 2026 included $35,014 of amortization of deferred financing costs related to the line of credit - related party.

During the nine months ended September 30, 2026, and 2025, the Company recorded interest and other income of $17,341 and $7,478, respectively. Interest and other income for the nine months ended September 30, 2026 included other income of $2,057.

Net Loss - For the nine months ended September 30, 2026, the Company had a net loss of $3,171,151, or ($0.10) per share, compared to a net loss of $3,702,063, or ($0.12) per share, for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Since inception, the Company has sustained substantial losses. Revenues have also fluctuated significantly from year to year. The Company had an accumulated deficit of $148,108,230 at September 30, 2026. The Company will need to continue to increase sales and/or rental of systems and services to achieve profitability in the future.

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

The Company has cash on hand of $1,925,653 at September 30, 2026. The Company does not expect to generate sufficient revenues and positive cash flow from operations sufficiently to meet its current obligations, including a working capital deficiency of $1,200,539. At September 30, 2026, the Company had $2,000,000 available under its line of credit - related party, under which no advances had been drawn, subject to a maximum of $500,000 per calendar quarter and fourteen (14) days written notice per advance. However, the Company may seek to raise debt or equity-based capital at favorable terms, though such terms are not certain.

	Balance at		Period Change
	September 30, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$1,925,653	$2,520,466	$(594,813)	(23.6%)
Total current assets	2,879,008	3,339,186	(460,178)	(13.8%)
Total current liabilities	4,079,547	2,402,141	1,677,406	69.8%
Working capital (deficiency)	$(1,200,539)	$937,045	$(2,137,584)	(228.1%)

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

At September 30, 2026, the Company had current assets of $2,879,008 and total assets of $3,656,719 compared to December 31, 2025, when current assets were $3,339,186 and total assets were $3,999,649. The decrease in total assets is attributable primarily to a reduction in cash to meet working capital needs, depreciation of property and equipment and usage of prepaid assets expensed in the current period ended September 30, 2026, partially offset by deferred financing costs of $385,163 related to the line of credit - related party.

Total liabilities at September 30, 2026, were $4,206,942 compared to $2,555,827 at December 31, 2025. The increase is attributable primarily to notes payable - related parties, net of debt discount, issued September 30, 2026, and an increase in accounts payable and accrued expenses. Total liabilities were largely comprised of accounts payable and accrued expenses with 3rd parties and related parties, deferred revenues, notes and other debt as well as its operating lease.

	For the Nine Months Ended September 30,		Period Change
	2026	2025	$ Change	% Change
Operating activities	$(2,419,813)	$(3,363,257)	$943,444	28.1%
Investing activities		(76,524)	76,524	100.0%
Financing activities	1,825,000	5,250,000	(3,425,000)	(65.2%)
Net change in cash	$(594,813)	$1,810,219	$(2,405,032)	(132.9%)

Net cash used in operating activities during the nine months ended September 30, 2026, was $2,419,813 compared to $3,363,257 used in operating activities during the nine months ended September 30, 2025.

Net cash used in investing activities during the nine months ended September 30, 2026, was $0 compared to $76,524 used in investing activities during the nine months ended September 30, 2025.

Net cash provided by financing activities was $1,825,000 and $5,250,000 for the nine months ended September 30, 2026, and 2025, respectively. During the nine months ended September 30, 2026, the Company had cash inflows of $1,900,000 from notes payable - related parties and $250,000 from the exercise of warrants by a related party, offset by repayments on notes payable - related party of $325,000. During the nine months ended September 30, 2025, the Company had cash inflows of $8,000,000 from the sale of common stock and $100,000 from a note payable - related party, offset by cash paid to repurchase and retire common stock of $2,500,000 and repayments on notes payable - related party of $350,000.

Subsequent to September 30, 2026, the Company received $100,000 under an unsecured promissory note, and a related party delivered notice to exercise 300,000 warrants for an aggregate exercise price of $450,000, payment for which had not been received as of the date of this report.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, consisting of:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

●	On August 13, 2026, warrants to purchase 300,000 shares of common stock at an exercise price of $1.50/share, expiring December 31, 2030, issued to a significant stockholder as consideration for a $2,000,000 line of credit commitment.

●	On September 2, 2026, 250,000 shares of common stock issued to a significant stockholder upon the exercise of warrants at an exercise price of $1/share, for cash proceeds of $250,000.

●	On September 30, 2026, warrants to purchase 380,000 shares of common stock at an exercise price of $2/share, expiring December 31, 2030, issued to a significant stockholder (300,000 warrants) and to an entity affiliated with a member of the Board of Directors (80,000 warrants) in connection with promissory notes in the aggregate principal amount of $1,900,000.

The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient is a related party of the Company with access to information about the Company. No underwriter or placement agent was involved and no commissions were paid. The proceeds from the warrant exercise and the promissory notes were used for working capital and general corporate purposes.

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

Item 6. Exhibits

Exhibit
Number	Description
10.1*	Line of Credit Agreement dated August 13, 2026 between Positron Corporation and George Ortiz
10.2*	Warrant to Purchase Common Stock issued August 13, 2026 to George Ortiz
10.3*	Promissory Note dated September 30, 2026 in the principal amount of $1,500,000 issued to George Ortiz
10.4*	Promissory Note dated September 30, 2026 in the principal amount of $400,000 issued to TISU Investments LTD
10.5*	Form of Warrant to Purchase Common Stock issued September 30, 2026
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITRON CORPORATION

Dated: November 13, 2026	/s/ Adel Abdullah
Adel Abdullah
President and Chairman
(Principal Executive and Financial Officer)